Form 10QSB
period 1998-03-31
JVWEB INC
filed 1998-06-25
CIK 1051902

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the  quarterly  period ended: March 31, 1998

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the transition period from _______ to _________

                        Commission file number: 000-24001

                                   JVWEB, INC.
        (Exact name of small business issuer as specified in its charter)

         Delaware                                         76-0552098
 (State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization                        Identification No.)

5444 Westheimer, Suite 2080, Houston, Texas                  77056
  (Address of principal executive officer)                 (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __No _X_


APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE  PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court Yes ___   No  ___

APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares of common stock, $0.01 par value, outstanding as of March 31, 1998: 7,050,000 shares

Transitional Small Business Disclosure Format (check one):   Yes___ No _X_

                                   JVWEB, INC.
                           PERIOD ENDED MARCH 31, 1998

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                               Page

         Item 1.  Financial Statements

         Condensed financial statements of JVWeb, Inc.:

              Balance sheet as of March 31, 1998                                               3

               Statement of income for the period from October 28,
                  1997 (inception) to March 31, 1998                                           4

               Statement of stockholders' equity for the period from
                  October 28, 1997 (inception) to March 31, 1998                               5

                 Statement of cash flows for the period from October 28,
                  1997 (inception) to March 31, 1998                                           6

              Notes to condensed consolidated financial statements                             7

         Item 2.  Management's Plan of Operation                                               8

PART II. OTHER INFORMATION

         Item 2.  Changes in Securities                                                       10

         Item 6.  Exhibits and Reports on Form 8-K.                                           12

                  (a)Exhibits

SIGNATURE                                                                                     12

PART 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                    JVWeb, Inc. (A Development Stage Company)
                        Unaudited Condensed Balance Sheet
                                 March 31, 1998


Current Assets
         Cash                                                                                     $     30,602
         Accounts receivable                                                                             2,500
                                                                                                   -----------
                           Total Current Assets                                                         33,102

Furniture and equipment - net                                                                            3,438
                                                                                                   -----------
                                                                                                   $    36,540
                                                                                                   ===========

Contingent liabilities                                                                                    -

Stockholders' equity:
         Preferred stock, $.01 par, 10,000,000 shares
              authorized, no shares issued or outstanding                                                 -
         Common stock, $.01 par, 50,000,000 shares
               authorized, 7,050,000 shares issued and
              outstanding                                                                           $   70,500
         Paid-in capital                                                                                57,749
         Accumulated deficit during development stage                                                (  91,709)
                                                                                                     ----------
                 Total stockholders' equity                                                             36,540
                                                                                                     ----------

                 Total liabilities and stockholders' equity                                          $  36,540
                                                                                                     =========









                             See accompanying notes

                    JVWeb, Inc. (A Development Stage Company)
                     Unaudited Condensed Statement of Income

                                                                                From Oct. 28, 1997
                                                                 Quarter        (Date of Inception)
                                                                  Ended              Through
                                                              March 31, 1998       March 31, 1998
REVENUES
      Interest income                                         $           223       $           390

EXPENSES
      General and administrative                                       52,168                 91,897
      Depreciation                                                        202                    202
                                                                 -------------          ------------
                                                                       52,370                 92,099
                                                                 -------------         -------------

Net deficit accumulated during development stage                $     (52,147)       $      ( 91,709)
                                                                 =============       ===============

NET LOSS PER COMMON SHARE                                       $     (   .01)       $      (    .01)

WEIGHTED AVERAGE COMMON
         SHARES OUTSTANDING                                         6,430,000              6,430,000




                             See accompanying notes

                    JVWeb, Inc. (A Development Stage Company)
                               Unaudited Condensed
                        Statement of Stockholders' Equity
                Period from October 28, 1997 (Date of Inception)
                                to March 31, 1998

                                                                               Accumulated
                                                                                 Deficit
                                                                                During the
                                            Common Stock        Paid-in         Development
                                          Shares      Amount     Capital          Stage             Totals
Shares issued at inception
   to founding shareholder,
   for cash                            6,200,000     $ 62,000  $  5,249                          $  67,249
Shares issued for services               150,000        1,500     4,500                              6,000
Shares issued for cash                   700,000        7,000    48,000                             55,000
Net (deficit)                                                                   $( 91,709)         (91,709)
                                        ---------   ---------  ------------      ---------         --------

Balances, March 31, 1998               7,050,000     $ 70,500   $57,749         $( 91,709)       $  36,540
                                       =========    =========  ==========        =========        =========






                             See accompanying notes

                    JVWeb, Inc. (A Development Stage Company)
                               Unaudited Condensed
                             Statement of Cash Flows

                                                                                   From Oct. 28, 1997
                                                                Quarter            (Date of Inception)
                                                                  Ended                Through
                                                              March 31, 1998       March 31, 1998





CASH FLOWS FROM OPERATIONS
         Net deficit                                             $52,147)            $ (91,709)
         Adjustments to reconcile net income to cash
             provided from operating activities
                  Depreciation
                                                                     202                   202
                  Common stock issued for services                 5,000                 6,000
                     Increase in accounts receivable              (2,500)               (2,500)
                                                                  ------                ------

NET CASH USED BY OPERATING ACTIVITIES                            (49,445)              (88,007)
                                                                 --------              --------

CASH FLOWS FROM INVESTING ACTIVITES
         Purchase of fixed assets                                 (3,640)             (  3,640)
                                                                 --------             ---------
         CASH USED FOR INVESTING ACTIVITIES                       (3,640)             (  3,640)
                                                                 --------             ---------


CASH FLOWS FROM FINANCING ACTIVITIES
         Common stock issued to founding shareholder                                     67,249
         Common stock issued for cash                             55,000                 55,000
                                                                  ------                 ------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         55,000                122,249
                                                                  ------                -------

                            NET INCREASE IN CASH                   1,915                 30,602

              CASH AT BEGINNING OF PERIOD                         28,687                   0
                                                                  ------              ----------


             CASH AT END OF PERIOD                            $   30,602                $30,602
                                                              ==========                =======




                             See accompanying notes

                    JVWeb, Inc. (A Development Stage Company)
                     Notes to Condensed Financial Statements
                Period from October 28, 1997 (Date of Inception)
                                to March 31, 1998

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The financial statements contained herein should be read in conjunction with the audited consolidated financial statements for the period from October 28, 1997 (date of inception) to November 10, 1997 included in the Company's Registration Statement on Form SB-2. Accordingly, footnote disclosure which would substantially duplicate the disclosure in the audited financial statements has been omitted.

        In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary for a fair statement of the results for the unaudited period from October 28, 1997 (date of inception) to March 31, 1998. The results of operations for an interim period are not necessarily indicative of the results to be expected for a full year.

2. As permitted under Statement of Financial Accounting Standards (SFAS) No. 123 (Accounting for Stock-Based Compensation), the Company has continued to apply Accounting Principles Board (APB) Opinion No. 25 (Accounting for Stock Issued to Employees) and related interpretations. Accordingly, no compensation expense has been recognized for the stock options. The Company has granted options pursuant to its stock option plan. Grants are made at management's discretion, and are compensation for services. At March 31, 1998, a total of 3,791,250 options were outstanding and exercisable with the following exercise prices:

                           3,756,250        at       $ 0.10
                              35,000        at         0.25

Options that have been granted and are outstanding expire in 5 years from date of grant, and are 100% exercisable at date of grant.

ITEM 2.           MANAGEMENT'S PLAN OF OPERATIONS

SUMMARY


     Significant progress has been made in the initial developments of JVWeb, Inc., since its inception on November 11, 1997. Our focus centered upon initiating and building momentum in three critical areas. The first area has been to create a management structure made up of the right kind of talented individuals that can deliver on the promise of constructing and implementing viable web commerce opportunities. We have successfully attracted talented individuals in both technical and marketing aspects of web commerce, and are very pleased with the results of our efforts in this regard to date. The second area of focus has been in developing a showcase project, involving the entire talent team, which would display our ability to deploy a web commerce strategy. Again, we are very pleased with the results of our flagship web site, www.dadandme.com.

     The third area we have concentrated on is our capacity to simultaneously implement a business structure that will absorb rapid growth. We also have made substantial progress in this quarter on this issue. We have previously initiated a filing with the Securities and Exchange Commisssion to become a public company as a spin-off of an existing public company, LS Capital Corporation on December 29, 1997. This filing was declared effective on May 12, 1998 and distribution of the shares occurred on May 20, 1998. We expect trading to commence near the end of June, 1998.

     As our financial statement shows, we invested our initial capital on the development of our first operating website, dadandme.com, which became operational in April, 1998. WE also acquired domain names for jvweb.com and a third web site address, www.familylifestyle.com as we anticipate expanding our web presence in 1998.

     We have also continued to absorb the costs of filing to become a public company, which is reflected in the expenditures for this quarter.

     We anticipate further development efforts to continue in the upcoming fourth quarter (April - June 1998). We are projecting our first revenues from operations to initiate in the first quarter (July - September, 1998) of our new fiscal year ending June 30, 1999.

PERIOD ENDING MARCH 31, 1998

         The Company currently has cash on hand only sufficient to operate throughout fiscal 1998 on a fairly minimal scale. In order for the Company to pursue its business plan in the manner it prefers, the Company expects that it will need to raise additional funds in amounts that can not now be precisely ascertained due to the uncertainty of the actual growth of the Company. There can be no assurance that the Company will be successful in raising the funds that it needs.

         The Company does not anticipate performing any research and development in the next twelve months, other than that which is performed in the normal course of business as it develops its electronic commerce capabilities, such as the testing of new, widely-available software for use in the Company's electronic commerce pursuits. There are no expected purchases or sales of any plant or significant equipment. The Company does not anticipate any significant changes in its number of employees, other than through any possible acquisitions.


         In November, 1997, the Company sold 500,000 shares of common stock and 1,500,000 Class A warrants to LS Capital Corporation at a purchase price of $5,000 pursuant to the related spin-off agreement.

         In March, 1998, the Company issued 200,000 shares of common stock to a private investor at a purchase price of $.25 per share.


PART II. OTHER INFORMATION

  ITEM 2.         CHANGES IN SECURITIES

         During the quarter ended March 31, 1998, the Company did not effect any sale (not previously reported) of any equity securities not registered under the Securities Act of 1933.

         On May 12, 1998, the Company's Registration Statement on Form SB-2 (Commission File No. 333-43379) was declared effective by the U.S Securities and Exchange Commission. This Registration Statement registered the following securities:

         1. 350,000 shares of the Company's Common Stock, par value $.01 per share ("Common Stock") owned by LS Capital Corporation ("LS Capital"), some of which were distributed to the stockholders of LS Capital and some of which may be sold by LS Capital in the future. The Company will receive no proceeds from the distribution or sale of these shares of Common Stock. Because only approximately 72,950 of these shares of Common Stock may be sold by LS Capital and because the sales price is estimated to be $1.00 per share the aggregate price of the offering amount of these shares of Common Stock is $72,950.

         2. 1,500,000 Class A Warrants to purchase 1,500,000 Shares of Common Stock at a per-share exercise price of $1.00. Some of these Class A Warrants may be distributed to the stockholders of LS Capital, while others may be sold by LS Capital in the future. The Company will receive no proceeds from the distribution or sale of these Class A Warrants. Because only approximately 391,800 of these Class A Warrants may be sold by LS Capital and because the sales price is estimated to be $1.00 per warrant, the aggregate price of the offering amount of these Class A Warrants is $391,800.

         3. 1,500,000 shares of Common Stock that may be acquired pursuant to exercises of the Class A Warrants. The aggregate price of the offering amount of these shares of Common Stock is $1,500,000.

         4. 3,000,000 Class B Warrants to purchase 3,000,000 Shares of Common Stock at a per-share exercise price of $2.00. The Class B Warrants may be acquired, without any further consideration, pursuant to exercises of the Class A Warrants, at a rate of two Class B Warrants for each Class A Warrant exercised. Because the Class B Warrants will be issued for no further consideration, there is no aggregate price for the offering amount of the Class B Warrants.

         5. 3,000,000 shares of Common Stock that may be acquired pursuant to exercises of the Class B Warrants. The aggregate price of the offering amount of these shares of Common Stock is $6,000,000.

         6. 3,000,000 Class C Warrants to purchase 3,000,000 Shares of Common Stock at a per-share exercise price of $5.00. The Class C Warrants may be acquired, without any further consideration, pursuant to exercises of the Class B Warrants, at a rate of one Class C Warrant for each Class B Warrant exercised. Because the Class C Warrants will be issued for no further consideration, there is no aggregate price for the offering amount of the Class C Warrants.

         7. 3,000,000 shares of Common Stock that may be acquired pursuant to exercises of the Class C Warrants. The aggregate price of the offering amount of these shares of Common Stock is $15,000,000.

         8. 5,000,000 shares of Common Stock that may be issued in connection with acquisitions. The aggregate price of the offering amount of these shares of Common Stock is $5,000,000.

         As of June 23, 1998, approximately 277,050 shares of Common Stock and approximately 1,108,200 Class A Warrants had been distributed to the stockholders of LS Capital for no consideration from such stockholders. The Company believes that, as of such date, LS Capital had sold no shares of Common Stock and no Class A Warrants. Moreover, as of June 23, 1998, the Common Stock and Class A Warrants had not yet commenced trading, and no Class A Warrants had been exercised. Consequently, the Company has received no proceeds from the offering registered pursuant to the Registration Statement.
         The following is the approximate actual expenses incurred by the Company in connection with the offering of the securities registered under the Registration Statement. All of these expenses were paid to persons other than directors or officers of the Company or persons owning 10% or more of any class of equity securities of the Company.

         Item                                                                                                Amount

         SEC Registration Fee ...........................................................................$ 8,250.00
         Blue Sky Filing Fees and Expenses.................................................................2,262.00
         Legal Fees and Expense...........................................................................20,000.00
         Accounting Fees and Expenses .................................................................... 1,500.00
         Printing..........................................................................................6,700.00
         Engraving.........................................................................................2,477.00
         Mailing...........................................................................................2,000.00

         Total............................................................................................43,189.00


  ITEM 6..........EXHIBITS AND REPORTS ON FORM 8-K

         (a)Exhibits

 The following exhibits are filed with this Quarterly Report or are incorporated herein by reference:

          Exhibit
          Number                     Description

             27                      Financial Data Schedule

         (b)Reports on Form 8-K

         None

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   JVWEB, INC.
                                  (Registrant)


                                   By: /s/Greg J. Micek

                                   Greg J. Micek, President
                                   (Principal Executive Officer, Principal
                                   Financial Officer and Principal
                                   Accounting Officer)

Dated: June 25, 1998

                                 EXHIBITS INDEX

           Exhibit
           Number             Description


           27              Financial Data Schedule