Form 10KSB
period 1998-06-30
JVWEB INC
filed 1998-09-23
CIK 1051902

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 1998       Commission File Number 0-24001

                                   JVWEB, INC.
                 (Name of small business issuer in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                                   76-0552098
                      (I.R.S. Employer Identification No.)

                           5444 Westheimer, Suite 2080
                              Houston, Texas 77056
                                 (713) 622-9287
                        (Address, including zip code, and
                    telephone number, including area code, of
                    registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

                                                 Title of Each Class
                                            Common Stock, $.01 Par Value

Indicate by check mark whether registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]  NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended June 30, 1998 were $ 0.

The aggregate market value of the voting stock held by non-affiliates of the registrant on September 22, 1998 was $ 523,123, based on the closing price of such stock of $.5625 on such date. The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of September 22, 1998 was 7.23 million.

Transitional Small Business Disclosure format (Check one): YES [ ]  NO [X]

                                      INDEX

                                                                                                          Page Number
                                     PART I.

Items 1. & 2.     Business and Properties.                                                                        3

Item 3.           Legal Proceedings.                                                                             29

Item 4.           Submission of Matters to a Vote of Security Holders.                                           29

                                                      PART II.

Item 5.           Market for the Registrant's Common Equity and Related
                  Stockholder Matters.                                                                           29

Item 6.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                                                           30

Item 7.           Financial Statements.                                                                          32

Item 8.  Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.                                                           32

                                                      PART III.

Item 9.           Directors, Executive Officers, Promoters and Control
                  Persons; Compliance with Section 16(a) of the Exchange Act.                                    32

Item 10.          Executive Compensation.                                                                        33

Item 11.          Security Ownership of Certain Beneficial Owners and
                  Management.                                                                                    35

Item 12.          Certain Relationships and Related Transactions.                                                36

                                                      PART IV.

Item 13.          Exhibits and Reports on Form 8-K.                                                              37


ITEMS 1 and 2.  BUSINESS AND PROPERTIES.

                                  INTRODUCTION


         JVWeb, Inc. (the "Company") was incorporated on October 28, 1997 under the laws of the State of Delaware. The Company was formed for purposes of pursuing electronic commerce opportunities. On May 20, 1998, the Company became publicly-held through the distribution by LS Capital Corporation ("LS Capital") of certain of its shares of the Company's common stock to LS Capital's stockholders.

         Electronic commerce opportunities are expected to arise in several different ways. First, the Company expects to offer products, services, content and advertising by means of sites on the World Wide Web (the "Web") of the Internet. The Company is currently developing a Web site to offer already identified products, and is in the processing of acquiring an on-line financial publication to offer content. The Company expects to develop additional Web sites in the future to offer products and services yet to be identified and to provide content (also yet to be identified) and advertising in connection therewith. (For a description of the Company's current projects, see "BUSINESS AND PROPERTIES - Current Projects.") Although the Company may offer products, services, content and advertising directly (such as in the case of the initial Web site now being developed and the on-line publication being acquired), the Company believes that it is much more likely to offer products, services, content and advertising through joint ventures with established businesses. In the case of joint ventures, the Company expects to contribute technical expertise and (in certain instances) financial assistance in developing the joint ventures' Web sites, while the joint venture partners will be responsible for furnishing the joint ventures' products or services, the content for the joint ventures' Web sites, and the related business expertise. In addition, the Company expects to acquire other companies to be identified in the future. Acquisition candidates are expected to include emerging electronic commerce companies, traditional companies with good prospects for significant electronic commerce, and Internet service companies capable of enhancing the Company's Internet resources. The Company also intends to develop a fee-for-service division to sell the technological, marketing and other abilities that the Company now has or in the future may acquire.

         The address of the Company is 5444 Westheimer, Suite 2080, Houston, Texas 77056, and its telephone number is 713/622-9287. The Company's own Web site is located at http://wwwjvweb.com. Information contained in the Company's Web site shall not be deemed to be a part of this Annual Report. Unless the context indicates otherwise, the term "Company" shall include JVWeb, Inc., the joint ventures in which it becomes a venturer, and its future subsidiaries.

                                  RISK FACTORS

          In addition to the other information in this Annual Report, the following risk factors, among others, should be considered carefully in evaluating the Company and its business.

         1. Extremely Limited Operating History. The Company was incorporated in October 1997 and at that time continued preliminary work commenced by the founder of the Company several months earlier. Accordingly, there is no meaningful operating history upon which to base an evaluation of the Company and its business and prospects. The Company's business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as electronic commerce. Such risks for the Company include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, the Company must, among other things, identify and pursue suitable electronic commerce opportunities; identify and enter into binding agreements with suitable joint venture partners; identify and consummate suitable acquisitions; develop and increase the Company's customer bases; implement and successfully execute the Company's business and marketing strategy; continue to develop and upgrade the Company's technology and transaction-processing systems; create and constantly improve the Company's Web sites; provide superior customer service and order fulfillment; respond to competitive developments; and attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

         2. Fluctuations in Operating Results. The Company's operating results are expected to fluctuate in the future due to a number of factors, many of which are outside the Company's control. These factors include the level of usage of the Internet; demand for products, services and advertising offered on the Company's Web sites; the Company's ability to pursue suitable electronic commerce opportunities, enter into suitable joint ventures and consummate suitable acquisitions at a steady rate; the Company's ability to attract new customers at a steady rate; the addition or loss of advertisers; the introduction of new products, services or Web sites by the Company or its competitors; pricing changes for Web-based products, services and advertising; technical difficulties with respect to the Company's Web sites; costs relating to acquisitions; and general economic conditions and economic conditions specific to the Internet and Web sites. As a strategic response to changes in the competitive environment, the Company may from time to time make certain service, marketing or supply decisions or acquisitions that, while beneficial in the long run, could have a material adverse effect on the Company's quarterly results of operations and financial condition. The Company also expects that it like other retailers may experience seasonality in its businesses in the future. Due to all of the foregoing factors, in some future quarter the Company's operating results may fall below the expectations of investors and any securities analysts who follow the Common Stock. In such event, the trading price of the Common Stock would likely be materially adversely affected. Further, the Company believes that period-to-period comparisons of its financial results may not necessarily be meaningful and should not be relied upon as an indication of future performance.

         3. Future Capital Needs; Uncertainty of Additional Financing. The Company currently has no constant and continual flow of revenues. The Company's future liquidity and capital requirements will depend upon numerous factors, including the success of the Company's Web sites. The Company may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms acceptable to the Company, or at all. Furthermore, debt financing (if available) may involve restrictive covenants, which may limit the Company's operating flexibility with respect to certain business matters. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution in net book value per share, and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. While the Company's need for additional capital can not now be precisely ascertained because of the uncertainty of the actual growth of the Company, management believes that the future capital needs of the Company, in order to pursue the Company's business plan as desired, will exceed the Company's current financial position. The Company expects to finance its operations for fiscal 1999 through cash flow from operations, proceeds from the exercise of certain outstanding warrants to purchase shares of Common Stock, and the possible private placement of the Company's equity securities. The Company is looking for sources of additional capital, but there can be no assurance that such sources can be found or that, if found, the terms of such capital will be commercially acceptable to the Company. If adequate funds are not available on acceptable terms, the Company may be unable to take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.

         4. Dependence on the Internet. The Company's future success substantially depends upon continued growth in the use of the Internet and the Web in order to support the sale of the products, services and advertising offered by the Company on its Web sites. Rapid growth in the use of and interest in the Internet and the Web is a recent phenomenon. There can be no assurance that communication or commerce over the Internet will become more widespread. In addition, to the extent that the Internet continues to experience significant growth in the number of users and level of use, there can be no assurance that the Internet infrastructure will continue to be able to support the demands placed upon it by such potential growth or that the performance or reliability of the Web will not be adversely affected by this continued growth. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity or due to increased governmental regulation. Changes in or insufficient availability of telecommunications services to support the Internet also could result in slower response times and adversely affect usage of the Web and the Company's Web sites. If use of the Internet does not continue to grow, or if the Internet infrastructure does not effectively support growth that may occur, the Company's business, operating results and financial condition would be materially adversely affected.

         5. Uncertain Acceptance of the Internet as a Medium for Commerce. The success of the Company's business plan will depend upon the adoption of the
Internet as a medium for commerce by a broad base of consumers, vendors and advertisers. The Company's target markets are expected to be comprised of consumers, vendors and advertisers who have historically used traditional means of commerce to conduct business. Most of the Company's customers, vendors and advertisers will have only limited experience with the Web as a commercial medium and may not find such a medium to be an effective way to transact business. For the Company to be successful, these consumers, vendors and advertisers must accept and utilize novel ways of conducting business. Moreover, critical issues concerning the commercial use of the Internet, such as ease of access, security, reliability, cost and quality of service, development of the necessary infrastructure (such as a reliable network backbone) and timely development and commercialization of performance improvements (including high speed modems), remain unresolved and may affect the growth of Internet use or the attractiveness of conducting commerce by means of Web sites. The Company's ability to generate significant revenues will depend upon, among other things, consumer, vendor and advertiser acceptance of the Web as an effective and sustainable commercial medium. There can be no assurance that there will be broad acceptance of the Internet as an effective medium for commerce by consumers, vendors and advertisers will develop successfully or achieve widespread acceptance.

         6. Developing Market. The electronic market for products, services and advertising has only recently begun to develop and is rapidly changing. As is typical for a new and rapidly evolving market, demand for products, services and advertising over the Internet is subject to a high level of uncertainty, and there exist few proven services and products. Since the market for electronic commerce on the Internet is new and evolving, predictions of the size of this market or its future growth rate, if any, are difficult. Moreover, no standards have yet been widely accepted for the measurement of the effectiveness of Web-based advertising, and there can be no assurance that such standards will develop sufficiently to support Web-based advertising as a significant advertising medium. In addition, there can be no assurance that advertisers will determine that banner advertising offered on Web sites is an effective or attractive advertising medium, and there can be no assurance that the Company will effectively transition to any other forms of Web-based advertising, should they develop. Furthermore, certain advertising filter software programs are available that limit or remove advertising from an Internet user's desktop. Such software, if generally adopted by users, may have a materially adverse effect upon the viability of advertising on the Internet. Moreover, there can be no assurance that consumers and vendors will determine that the electronic medium is an effective way to conduct commerce. If the markets for the Company's electronic commerce fail to develop, develop more slowly than expected or become saturated with competitors, or if the Company's electronic commerce does not achieve market acceptance, the Company's business, results of operations and financial condition will be materially adversely affected.

         7. Opportunity Selection. Probably the most integral part of the Company's business strategy is the identification and pursuit of potentially successful electronic commerce opportunities. There can be no assurance that the Company will be able to identify successful electronic commerce opportunities or that the Company will be able to pursue these opportunities successfully even if identified. There is no specific criterion for selecting electronic opportunities. Accordingly, management will have significant flexibility in selecting such opportunities. The failure of management to select good electronic commerce opportunities would probably have a material adverse effect on the Company's business, results of operations and financial condition.

         8. Uncertain Acceptance of Brands. While the Company expects to offer the brands of other persons, the Company also intends to develop its own brands. The Company believes that, due to the growing number of Internet sites and the relatively low barriers to entry, the importance of brand recognition will increase as more companies engage in commerce over the Internet. Development and awareness of the Company's brands will depend largely on the Company's success in establishing and maintaining positions as leaders in Internet commerce and in providing high quality products and services, which cannot be assured. In order to attract and retain customers, vendors and advertisers and to promote and maintain the Company's brands in response to competitive pressures, the Company may find it necessary to increase its marketing and advertising budgets or otherwise to increase substantially its financial commitment to creating and maintaining brand loyalty among vendors and consumers. If the Company is unable to provide high quality products, services and advertising or otherwise fail to promote and maintain its brands, or if the Company is unable to (or incurs significant expenses in an attempt to) achieve or maintain a leading position in Internet commerce or to promote and maintain its brands, the Company's business, results of operations and financial condition will be materially adversely affected.

         9. Content and Graphic Development. Content and (to a lesser degree) graphic development relating to the Company's Web sites are key elements to the Company's success. If these sites fail to have solid content (which is modified on a continual basis) and appealing graphics, the Company expects that it will fail to develop successfully its brands, and consumers, vendors and advertisers will not be attracted to, or will not continue to visit and utilize, the sites. The Company has relied and will continue to rely substantially on content and graphic development efforts of third parties. There can be no assurance that the Company's current or future third-party providers will effectively implement these properties, or that their efforts will result in significant revenue to the Company. Any failure to develop and maintain high-quality and successful Web sites could have a material adverse effect on the Company's business, results of operations and financial condition.

         10.  Internet  Commerce  Security  Risks.  A  significant   barrier  to
electronic commerce and communications is the secure transmission of confidential information over public networks. The Company will rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography or other events or developments will not result in a compromise or breach of the algorithms used by the Company to protect customer transaction data. If any such compromise of the Company's security were to occur, it could have a material adverse effect on the Company's business, results of operations and financial condition. A party who is able to circumvent the Company's security measures could misappropriate proprietary information or cause interruptions in the Company's operations. The Company may be required to expend significant capital and other resources to protect against the threat of such security breaches or to alleviate problems caused by such breaches. Concerns over the security of Internet transactions and the privacy of users may also inhibit the growth of the Internet generally, and the Web in particular, especially as a means of conducting commercial transactions. To the extent that activities of the Company or third party contractors involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could expose the Company to a risk of loss or litigation and possible liability. There can be no assurance that the Company's security measures will prevent security breaches or that failure to prevent such security breaches will not have a material adverse effect on the Company's business, results of operations and financial condition.

         11. Risks Associated with Technological Change. The Internet and electronic markets are characterized by rapid technological change, changes in user and customer requirements, frequent new service or product introductions embodying new technologies and the emergence of new industry standards and practices that could render the Company's existing Web sites and technology obsolete. The Company's performance will depend, in part, on its ability to license leading technologies, enhance its existing services, and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The development of Web sites entails significant technical and business risks. There can be no assurance that the Company will be successful in using new technologies effectively or adapting its Web sites to consumer, vendor, advertising or emerging industry standards. If the Company is unable, for technical, legal, financial or other reasons, to adapt in a timely manner in response to changing market conditions or customer requirements, the Company's business, results of operations and financial condition would be materially adversely affected.

         12. Risk of System Failure; Single Site. The Company's success largely depends upon communications hardware and computer hardware made available by a third party in a facility located in Arizona. Like all computer systems, this system is vulnerable to damage from earthquake, fire, floods, power loss, telecommunications failures, break-ins and similar events. Despite the security measures of the Company, its servers are also vulnerable to computer viruses, physical or electronic break-ins and similar disruptive problems, which could lead to interruptions, delays, loss of data or cessation in service to users of the Company's services and products. The Company does not presently have redundant systems or a formal disaster recovery plan. The Company's does not now and will not for the foreseeable future maintain business interruption insurance. Any system failure that causes interruption or an increase in response time of the Company's Web sites could result in less traffic to such sites and, if sustained or repeated, could reduce the attractiveness to consumers, vendors and advertisers of the products, services and advertising offered by the Company. In addition, a key element of the Company's strategy is to generate a high volume of visits to and activity with respect to the Company's Web sites. An increase in the volume of visits to the Company's Web sites could strain the capacity of the software or hardware deployed by the Company, which could lead to slower response time or system failures, and adversely affect sales of products, services and advertising and the number of impressions received by advertising and thus the Company's advertising revenues.

         13. Reliance on Merchandise Vendors and Third Party Manufacturers. The Company expects that it will entirely depend upon vendors and third party manufacturers to supply it with merchandise for sale through its Web sites, and the availability of merchandise is and will continue to be unpredictable. The Company expects that it will generally have no long-term contracts or arrangements with its vendors and manufacturers that guarantee the availability of merchandise for its businesses. There can be no assurance that the Company's current and future vendors and manufacturers will continue to sell merchandise to or manufacture merchandise for the Company or otherwise provide merchandise for sale through the Company's Web sites or that the Company will be able to establish new vendor or manufacturer relationships that ensure merchandise will be available. The Company will also rely on many of its vendors, manufacturers and its joint venture partners to process and ship merchandise to customers. The Company will have limited control over the shipping procedures of its vendors, manufacturers and its joint venture partners, and shipments by these vendors, manufacturers and joint venture partners may be subject to delays. Although most merchandise sold by the Company is expected to carry a warranty supplied either by the manufacturer or the vendor and the Company will not be legally obligated to accept merchandise returns, the Company may be voluntarily constrained to accept returns from customers for which the Company may not receive reimbursements from its vendors or manufacturers. If the Company is unable to develop and maintain satisfactory relationships with vendors and manufacturers on acceptable commercial terms, if the Company is unable to obtain sufficient quantities of merchandise, if the quality of service provided by such vendors and manufacturers falls below a satisfactory standard or if the Company's level of returns exceeds its expectations, the Company's business, results of operations and financial condition will be materially adversely affected.

         14. Reliance on Other Third Parties. In addition to its merchandise vendors and manufacturers, the Company's operations will depend on a number of third parties. The Company will have limited control over these third parties and will probably have no long-term relationships with any of them. The Company does not own a gateway onto the Internet, but instead now and presumably always will rely on an Internet service provider to connect the Company's Web sites to the Internet. The Company also will rely on a variety of technology that it will license from third parties. The loss of or inability of the Company to maintain or obtain upgrades to any of these technology licenses could result in delays, which would materially adversely affect the Company's business, results of operations and financial condition, until equivalent technology could be identified, licensed or developed and integrated. Furthermore, the Company will depend on hardware suppliers for prompt delivery, installation and service of servers and other equipment used to deliver the Company's products and services. If the Company is unable to maintain satisfactory relationships with such third parties on acceptable commercial terms, or the quality of products and services provided by such third parties falls below a satisfactory standard, the Company's business, results of operations and financial condition will be materially adversely affected. In addition, the Company will also depend upon Web browsers for access to the products, services and advertising offered by it.

         15. Protection of Intellectual Property. The development of the Company's brands depends to a significant degree on the protection of its trademarks and trade names. The Company has registered the "JVWeb", "Dad & me", and "familylifestyle" trademarks in the United States and claims common law trade name rights in these and other names. Nonetheless, there can be no assurance that the Company will be able to secure significant protection for these trademarks. Current and future competitors of the Company or others may adopt product or service names similar to the Company's trademarks, thereby impeding the Company's ability to build brand identity and possibly leading to customer confusion. The inability of the Company to protect its trademarks and trade names might have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the Company may in the future receive notices from third parties claiming infringement by aspects of the Company's businesses. While the Company is not currently subject to any such claim, any future claim, with or without merit, could result in significant litigation costs and diversion of resources, including the attention of management, and require the Company to enter into royalty and licensing agreements, which could have a material adverse effect on the Company's business, results of operations and financial condition. In the future, the Company may also need to file lawsuits to enforce the Company's intellectual property rights, to protect the Company's trade secrets, or to determine the validity and scope of the proprietary rights of others. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversion of resources, which could have a material adverse effect on the Company's business, results of operations and financial condition.

         16. Regulatory Concerns. The Company is not currently subject to direct regulation by any government agency in the United States, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to or commerce on the Internet. Due to the increasing popularity and use of the Internet, a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing and characteristics and quality of products and services. Such legislation could dampen the growth in use of the Web generally and decrease the acceptance of the Web as a communications and commercial medium, and could thereby have a material adverse effect on the Company's business, results of operations and financial condition. In addition, several telecommunications carriers are seeking to have telecommunications over the Web regulated by the Federal Communications Commission (the "FCC") in the same manner as other telecommunications services. For example, America's Carriers Telecommunications Association has filed a petition with the FCC for this purpose. In addition, because the growing popularity and use of the Web has burdened the existing telecommunications infrastructure and many areas with high Web use have begun to experience interruptions in phone service, local telephone carriers, such as Pacific Bell, have petitioned the FCC to regulate Internet service providers and online service providers in a manner similar to long distance telephone carriers and to impose access fees on Internet service providers and online service providers. If either of these petitions is granted, or the relief sought therein is otherwise granted, the costs of communicating on the Web could increase substantially, potentially slowing the growth in use of the Web, which could in turn decrease the demand for the products, services and advertising offered by the Company. Any new legislation or regulation or the application of existing laws and regulations to the Internet could have a material adverse effect on the Company's business, operating results and financial condition. In addition, as the Company's products and services will be available and sold over the Internet in multiple states and foreign countries, and as the Company will sell to numerous consumers resident in such states and foreign countries, such a jurisdiction may claim that the Company is required to qualify to do business as a foreign entity in such jurisdiction. The Company is qualified to do business in only two states, and failure by the Company to qualify to do business as a foreign entity in a jurisdiction where it is required to do so could subject the Company to taxes and penalties for the failure to qualify. Any application of laws or regulations of a jurisdiction in which the Company is not currently qualified could have a material adverse effect on the Company's business, results of operations and financial condition.

         17. Other Potential Liability. Because materials may be downloaded from the Company's Web sites and may be subsequently distributed to others, there is a possibility that claims could be asserted against the Company on a variety of legal theories (including defamation, negligence and copyright and trademark infringement) depending on the nature and content of such materials. For example, the Company could be liable for libel for any defamatory information it provided about a person, for any losses incurred by a person in reliance on incorrect information negligently provided by the Company and for copyright and trademark infringement resulting from information provided by the Company. Moreover, the Company expects that it will enter into agreements with third parties whereby the Company may provide links to such third parties' Web sites. A claimant might successfully argue that by providing such links, the Company is liable for wrongful actions by such third parties through such Web sites, such as defamation, negligence and copyright and trademark infringement, as well as losses resulting from the products and services sold by the third party. The Company is in the process of procuring general liability insurance. Even if the Company is successful in procuring this insurance, the insurance may not cover all potential claims or may not be adequate to indemnify the Company for all liability that may be imposed. Any imposition of liability or legal defense expenses that are not covered by insurance or is in excess of insurance coverage could have a material adverse effect on the Company's business, operating results and financial condition.

         18. Possible Forfeiture of Assets. On July 31, 1998, the Company entered into an agreement to acquire all of the assets of an on-line daily financial publication for a purchase price of $140,000. The Company made several payments on the purchase price. The Company has a remaining balloon installment in the amount of $85,000. The Company does not now have funds available to pay this final installment. The Company is working to assure that it has cash available to make timely this payment, but there can be no assurance that the Company will be successful in this regard. The failure to make timely this final installment could result in a forfeiture of the assets being acquired as well as all amounts theretofore paid on the purchase price. The loss of these assets and amounts of monies could have a material adverse effect on the Company. For more information on this transaction and the related risk, see "BUSINESS AND PROPERTIES - Current Projects - Wall Street Whispers."

         19. Indemnification of Officers and Directors for Securities Liabilities. The Bylaws of the Company provide that the Company shall indemnify any director, officer, agent and/or employee as to those liabilities and on those terms and conditions as are specified in the General Corporation Law of Delaware. Further, the Company may purchase and maintain insurance on behalf of any such persons whether or not the Company would have the power to indemnify such person against the liability insured against. The foregoing could result in substantial expenditures by the Company and prevent any recovery from such officers, directors, agents and employees for losses incurred by the Company as a result of their actions. Further, the Commission takes the position that indemnification is against the public policy as expressed in the Act, and is, therefore, unenforceable.

         20. Competition. The electronic commerce market, particularly on the Internet, is new, rapidly evolving and intensely competitive, and the Company expects competition to intensify in the future. Certain current competitors have established, and certain other current competitors (as well as future competitors) may in the future establish, cooperative relationships among themselves or directly with vendors to obtain exclusive or semi-exclusive sources of merchandise. Accordingly, new competitors or alliances among competitors and vendors may emerge and rapidly acquire market share. Increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise, any one of which could materially adversely affect the Company's business, results of operations and financial condition. Most of the Company's current and potential competitors have and will have significantly greater financial, technical, marketing and other resources than the Company. As a result, they may be able to secure merchandise from vendors on more favorable terms than the Company, and they may be able to respond more quickly to changes in customer preferences or to devote greater resources to the development, promotion and sale of their merchandise than the Company can.

         21. Management of Potential Growth. The Company expects to expand its operations rapidly and significantly. This rapid growth is expected to place a significant strain on the Company's management, operational and financial resources. In order to manage the expected growth of its operations, the Company will be required to expand existing operations (particularly with respect to customer service and merchandising); to improve on a timely basis existing and implement new operational, financial and inventory systems, procedures and controls, including improvement of its financial and other internal management systems; and to train, manage and expand its employee base. Further, the Company's management will be required to maintain relationships with various merchandise vendors, freight companies, warehouse operators, other Web sites and services, Internet service providers and other third parties and to maintain control over the strategic direction of the Company in a rapidly changing environment. If the Company is unable to manage growth effectively, the Company's business, results of operations and financial condition will be materially adversely affected.

         22. Potential Acquisitions. As part of its business strategy, the Company expects to acquire complementary companies, products, services or technologies. There can be no assurance that the Company will be able to identify additional suitable acquisition candidates or that the Company will be able to acquire such candidates on acceptable terms. In addition, the successful implementation of this strategy depends on the Company's ability to identify suitable acquisition candidates, acquire such companies on acceptable terms and integrate their operations successfully with those of the Company. Any such transactions would be accompanied by the risks commonly encountered in such transactions. Such risks include, among other things, the difficulty of assimilating the operations and personnel of the acquired companies; the potential disruption of the Company's ongoing business; the inability of management to maximize the financial and strategic position of the Company through the successful incorporation of acquired businesses and technologies; additional expenses associated with amortization of acquired intangible assets; the maintenance of uniform standards, controls, procedures and policies; the impairment of relationships with employees, customers, vendors and advertisers as a result of any integration of new management personnel; and the potential unknown liabilities associated with acquired businesses. There can be no assurance that the Company would be successful in overcoming these risks or any other problems encountered in connection with such acquisitions. Due to all of the foregoing, the Company's pursuit of an overall acquisition strategy or any future acquisition may have a material adverse effect on the Company's business, results of operations, financial condition and cash flows. Although the Company does not expect to use cash for acquisition consideration, to the extent the Company chooses to do so in the future, the Company may be required to obtain additional financing, and there can be no assurance that such financing will be available on favorable terms, if at all. In addition, if the Company issues stock to complete any future acquisitions, existing stockholders will experience further ownership dilution. Finally, Greg J. Micek, a director, the president and the controlling stockholder of the Company owning approximately 73.1% of the Common Stock considered on a fully diluted basis, has indicated that he intends to maintain control of the Company, and that in this connection, he expects that he will not cause the Company to enter into any acquisition that causes him to lose such control. Consequently, the size of any acquisitions that the Company may make in the foreseeable future can be expected to be limited by Mr. Micek's expressed intentions.

         23. Reliance Upon Directors and Officers and Limited Management Resources. The Company substantially depends upon the efforts and skills of Greg
J. Micek, a director and the President of the Company. The loss of the services of Mr. Micek, or his inability to devote sufficient attention to the operations of the Company, would have a materially adverse effect on the Company's operations. The Company does not maintain key man life insurance on Mr. Micek. In addition, there can be no assurance that the current level of management is sufficient to perform all responsibilities necessary or beneficial for management to perform. The Company's success in attracting additional qualified personnel will depend on many factors, including its ability to provide them with competitive compensation arrangements, equity participation and other benefits. There is no assurance that the Company will be successful in attracting highly qualified individuals in key management positions.

         24. Lack of Relevant Experience by Management. The Company expects that its management will generally have little or no direct experience in the management or operation of the types of businesses represented by the products and services that the Company will offer by means of Web sites, either directly or through joint ventures. In the case of joint ventures, the Company expects that its joint venture partners will have a requisite level of experience, but there can be no assurance that the Company's management will be familiar with the joint venture's proposed business enough to ascertain this. Management's lack of experience may make the Company more vulnerable than others to certain risks, and it may also cause the Company to be more vulnerable to business risks associated with errors in judgment that could have been prevented by more experienced management. As a result, management's lack of previous experience could have a material adverse effect on the future operations and prospects of the Company.

         25. Control, Cumulative Voting, and Preemptive Rights. Greg Micek, a director and the President of the Company, owns approximately 86.5% of the outstanding Common Stock (considered on an undiluted basis). Cumulative voting in the election of Directors is not provided for. Accordingly, the holder or holders of a majority of the shares of Common Stock (namely Mr. Micek) is able to elect all of the Company's Board of Directors. There are no preemptive rights in connection with the Common Stock. Thus, stockholders may be diluted in their percentage ownership of the Company in the event additional shares are issued by the Company in the future.

         26. Preferred Stock. The Company's Certificate of Incorporation authorized the issuance of up to 10,000,000 shares of Preferred Stock, par value $.01 per share, of which none were issued as of September 3, 1998. The authorized Preferred Stock constitutes what is commonly referred to as "blank check" preferred stock. This type of preferred stock allows the Board of Directors from time to time to divide the Preferred Stock into series, to designate each series, to fix and determine separately for each series any one or more relative rights and preferences and to issue shares of any series without further stockholder approval. One of the effects of the existence of authorized but unissued shares of preferred stock authorized in series may be to enable the Company's Board of Directors to render it more difficult, or to discourage an attempt, to gain control of the Company by means of a merger, tender offer at a control premium price, proxy contest or otherwise and protect the continuity of or entrench the Company's management, which concomitantly may have a potentially adverse effect on the market price of the Common Stock.

         27. Limited Trading Market; Limited Float. The Common Stock trades only in the over-the-counter market on the OTC Electronic Bulletin Board. Public trading of the shares of Common Stock in this market commenced only recently, and such trading is still in the process of developing. The volume of trading in the Common Stock has been extremely light. The Company is exerting efforts to increase investor awareness and interest in the Company with a view to increasing the volume of trading and perhaps even the prices at which the Common Stock is traded. Thus far, the prices at which the Common Stock has traded have fluctuated fairly widely on a percentage basis. See "MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS." There can be no assurance as to the prices at which the Common Stock will trade in the future, although they may continue to fluctuate significantly. Prices for the Common Stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the markets for the Common Stock, investor perception of the Company and the industry in which the Company participates, and general economic and market conditions. In addition to the preceding, only approximately 9.6% of the shares of Common Stock outstanding are held by persons not affiliated with the Company. The limited float resulting from the foregoing facts may make the Common Stock less liquid than it would be in a more active trading market, possibly causing holders of the Common Stock to retain their shares longer than they may want. The resulting limited liquidity may also have the effect of depressing the price of the Common Stock. The Company believes that the initial limited float will be eased to some extent over time as certain warrants to purchase the Company are exercised, as shares of Common Stock subject to legal or contractual restrictions become freely tradeable, as freely tradeable shares are issued in connection with acquisitions, and if the Company elects to effect additional public offerings of additional shares of Common Stock.

         28. Potential Future Sales Pursuant to Rule 144. Approximately 7.23 million shares of Common Stock are issued and outstanding, approximately 6.55 of which are believed to be "restricted securities" as that term is defined in Rule 144 promulgated under the Act. Rule 144 provides in general that a person (or persons whose shares are aggregated) who has satisfied a one-year holding period, may sell within any three month period, an amount which does not exceed the greater of 1% of the then outstanding shares of Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Most of the restricted shares will have been outstanding for over one year near the end of October 1998 and thus will then be eligible for sale under Rule 144. Rule 144 also permits the sale of shares, under certain circumstances, without any quantity limitation, by persons who are not affiliates of the Company and who have beneficially owned the shares for a minimum period of two years. Hence, the possible sale of these restricted shares may, in the future dilute an investor's percentage of freely tradeable shares and may have a depressive effect on the price of the Company's securities and such sales, if substantial, might also adversely effect the Company's ability to raise additional equity capital.
However, most of the approximately 6.55 shares believed to be "restricted securities" are held by affiliates of the Company and must (by law) be sold subject to the volume limitations of Rule 144 described above, thus restraining the number of shares that can sold in any period of time.

         29. Risk of Potential to Dilution Future Share Issuances; Outstanding Warrants. The Company has registered an aggregate of 5,000,000 shares of Common Stock to be offered by the Company on a continuous or delayed basis in the future in connection with anticipated business combination transactions. Nearly all of these shares are still available for issuance in the future. Moreover, the Company has registered an aggregate of 1,000,000 shares of Common Stock, which the Company may issue to outside consultants to compensate them for services provided to the Company. Again, nearly all of these shares are still available for issuance in the future. The issuance of shares in connection with acquisitions and to consultants and the consideration or services to be received therefor will be entirely within the discretion of the Company's Board of Directors. Although the Board of Directors intends to utilize its reasonable business judgment to fulfill its fiduciary obligations to the Company's then existing stockholders in connection with any such issuance, future issuance of additional shares could cause immediate and substantial dilution to the net tangible book value of those shares of Common Stock that are issued and outstanding immediately prior to such transaction. Any future decrease in the net tangible book value of such issued and outstanding shares could have a material effect on the market value of the shares. In addition, the Company has outstanding certain warrants to purchase shares of Common Stock. The Company also has the obligation to issue additional such warrants in the future. These warrants confer on the holder the ability to purchase shares of Common Stock at specified prices, which may be less than the then current market price of the Common Stock. A total of 7.5 million additional shares of Common Stock would be issued if all of the warrants that are currently outstanding, and that the Company is obligated to issue, were to be exercised. Any shares of Common Stock issued pursuant to these warrants would further dilute the percentage ownership in the Company held by existing stockholders. The terms on which the Company could obtain additional capital during the life of these warrants may be adversely affected because of such potential dilution and because the holders thereof might be expected to convert or exercise them if the market price of the Common Stock exceeds their conversion or exercise price, a time when the Company would, in all likelihood, be able to obtain equity capital on terms more favorable than those provided for by the warrants.

         30. Risks Relating to Low-Priced Securities. The trading prices of the Common Stock has been below $5.00 per share. As a result of this price level, trading in the Common Stock is subject to the requirements of certain rules promulgated under the Exchange Act which require additional disclosure by broker-dealers in connection with any trades generally involving any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Common Stock affected, which could severely limit the market liquidity of the Common Stock.

         31. No Dividends. The holders of the Common Stock are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available therefore. To date, the Company has not paid any cash dividends. The Board of Directors does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in the Company's business operations. If the Company obtains additional financing, restrictions are likely to be placed on the Company's ability to declare any dividends.

         32. Potential Year 2000 Problems. The Company believes that it has no potential internal Year 2000 problems. Nonetheless, the Company recognizes that the computer systems of financial institutions and other vendors with which the Company will do business could have Year 2000 problems that could affect the Company. However, the Company has no greater exposure to these types of problems than other businesses in general. Nonetheless, the Company could be materially adversely affected by these problems in ways that can not now be quantified. However, to avoid being adversely affected by the Year 2000 problems of other persons, the Company has instituted a program of carefully screening persons and companies with which it will do a material amount of business and monitoring their efforts to avoid their own Year 2000 problems.

                                    BUSINESS

                               Industry Background

         The Internet is an increasingly significant global medium for communications, content and online commerce. Growth in Internet usage has been fueled by a number of factors, including the large and growing installed base of personal computers in the workplace and home, advances in the performance and speed of personal computers and modems, improvements in network infrastructure, easier and cheaper access to the Internet and increased awareness of the Internet among businesses and consumers.

         The increasing functionality, accessibility and overall usage of the Internet and online services have made them an attractive commercial medium. The Internet and other online services are evolving into a unique sales and marketing channel, just as retail stores, mail-order catalogs and television shopping have done. In theory, electronic retailers have virtually unlimited electronic shelf space and can offer customers a vast selection through efficient searches and retrieval interfaces. Moreover, electronic retailers can interact directly with customers by frequently adjusting their featured selections, editorial insights, shopping interfaces, pricing and visual presentations. Beyond the benefits of selection, purchasing is more convenient than shopping in a physical retail store because electronic shopping can be done 24 hours a day and does not require a trip to a store. Web sites can present advertising and marketing materials in new and compelling fashions, display products and services in electronic catalogs, offer products and services for sale electronically, process transactions and fulfill orders, provide customers with rapid and accurate responses to their questions, and gather customer feedback efficiently. The minimal cost to develop and maintain a Web site, the ability to reach and serve a large and global group of customers electronically from a central location, and the potential for personalized low-cost customer interaction, provide additional economic benefits for electronic retailers. Unlike traditional retail channels, electronic retailers do not have the burdensome costs of managing and maintaining expensive retail real estate and a significant retail store infrastructure or the continuous printing and mailing costs of catalog marketing. Furthermore, electronic retailers are generally able to conduct their businesses with fewer employee than traditional retailers. Because of these advantages over traditional retailers, electronic retailers have the potential to build large, global customer bases quickly and to achieve superior economic returns over the long term. An increasingly broad base of products and services is successfully being sold electronically, including computers, travel services, brokerage services, automobiles, music and books. If this trend continues, the migration from traditional shopping to electronic shopping will effect dramatic changes in retailing as it has heretofore been conducted.

         In addition to the offering of products and services through electronic commerce, the Internet has created a new medium for disseminating content, such as the content historically delivered by newspapers, magazines and journals. Electronic dissemination of content offers numerous advantages over historical mediums of content dissemination. First, the content can be provided to consumers more quickly, as the delays required by printing and delivery are avoided. For example, a magazine that ordinarily is mailed for delivery on a particular day can be made available electronically as soon as the magazine is otherwise ready for print, at least one day before anticipated delivery. In addition, content can be updated on a real time basis so that only current (and no outdated) content appears. Moreover, the electronic content can be linked instantaneously to related content of interest. While newspapers, magazines and journals can offer only still-shot photography, electronic commerce can offer moving and even live pictures much akin to television. Equally (if not most) important, electronic content can be distributed at a much lower cost compared to historical mediums because electronic dissemination does not involve printing and delivery costs. The new medium of content dissemination provided by the Internet has in turn lead to new forms of advertising, especially banner advertisements that appear as Web sites are displayed. As the presence on the Web of suppliers of content and advertising increases, the new forms of advertising such as the banner advertisements should increase in prominence as well, thus creating additional revenue opportunities.

         Although businesses are pursuing electronic commerce rapidly and at increasing rates, the basic differences of electronic commerce from historical commerce require companies to take fundamentally new approaches. A number of Internet professional services firms have emerged to assist businesses with the development and implementation of their electronic commerce strategies. However, these firms tend to be small and focused on a particular aspect of electronic commerce, apparently lacking the necessary depth and integration of strategic, technical and creative skills to meet all the electronic commerce needs of a business. After analyzing the very fragmented Internet service industry, management has concluded that:

         1. Most traditional advertising and marketing agencies have neither a proven track record of success in the area of electronic commerce and lack the extensive technical skills (such as application development, and legacy system and database integration) required to solve increasingly complex electronic commerce problems.

         2. Most vendors of computer and technology products and services lack the creative and marketing skills required to build audiences and deliver unique and compelling content, and are further constrained by their need to recommend their proprietary brands.

         3. Internet access service providers, whose core strength is in providing Internet access and site hosting, typically lack both the necessary creative and application development skills.

         Management believes that to provide fully competent Internet services, a service provider must possesses a full range and integration of strategic, technical and creative skills required for electronic commerce.

         Businesses seeking to realize the benefits provided by electronic commerce face a formidable series of challenges presented by the need to link business and marketing strategies, new and rapidly changing technologies and continuously updated content. The establishment and maintenance of a Web site to pursue electronic commerce requires significant technical expertise in a number of areas, such as electronic commerce systems, security and privacy technologies, application and database programming, mainframe and legacy integration technologies and advanced user interface and multimedia production. Marketing expertise in a number of areas (including the development of audiences, greater search engine presence, and broader ranges of links to the site) is also required. Few businesses (especially small, emerging and mid-sized businesses) appear to have the time, money, and strategic, technical and creative skills to implement an electronic commerce strategy on their own. In addition, management believes that the novelty, complexity and rapid development of electronic commerce has left many businesses (especially small, emerging and mid-sized businesses) bewildered and reluctant to act, despite a strongly felt need to become involved in electronic commerce.

         Furthermore, the Company believes that most firms providing services to develop and implement electronic commerce strategies charge on a flat-fee or time and materials basis. Under these pricing approaches, the service firm profits from providing the services regardless of whether or not the client business profits from the services provided. Accordingly, the interests of the client and the service provider are not aligned because the client bears the entire loss of a failed electronic commerce strategy while the service provider bears none of this risk. Management believes that these pricing approaches engender a suspicion that the service provider may not be candidly assessing a client's electronic commerce potential, lest the service provider dissuade the prospective client and miss an opportunity for a fee. While a business contemplating an electronic commerce strategy may be concerned about missing a business opportunity that may be necessary to bolster or preserve the business' competitive posture, the business is equally concerned about avoiding a worthless investment in money, time and business readjustment. Management believes that flat-fee and time and materials pricing approaches further inhibit businesses' willingness to undertake electronic commerce strategies.

         Overall the Company believes that electronic commerce presents excellent business opportunities for the foreseeable future. Because of the relative novelty of electronic commerce, the Company believes that the market for electronic commerce is fairly wide-open, although market leadership has already been established in a number of respects. Nonetheless, plenty of opportunities still exist, especially with regard to small, emerging and mid-sized businesses. The Company believes that customer unfamiliarity and the fragmented state of the electronic commerce market creates an opportunity for a company with fully integrated strategic, technical and creative Internet skills that can assist businesses while sharing the risk imposed by electronic commerce strategies. Prior to the present, the number of consumers with Internet access was probably too small for small, emerging and mid-sized businesses (the Company's target prospects) to participate successfully in electronic commerce. The Company believes that the present represents an excellent time to enter into new markets created by electronic commerce at a time when entry is easier and market position can be better established than it may be if entry were attempted further into the future.

         Despite the Company's optimism about the future of electronic commerce, the pursuit of a plan of a business plan based on electronic commerce is not without considerable risks. For more information about these risks, see "BUSINESS AND PROPERTIES - RISK FACTORS - Dependence on the Internet, -
Uncertain  Acceptance  of the  Internet as a Medium for  Commerce,  - Developing
Market, - Internet Commerce Security Risks, - - Risks Associated with Technological Change, - Risk of System Failure; Single Site, - Regulatory Concerns, and - Other Potential Liability."

                               The JVWeb Solution

         The Company was founded to seek out and capitalize on business opportunities presented by electronic commerce. The Company believes that the anticipated migration from traditional shopping to electronic shopping, and the anticipated increase in the electronic dissemination of content, will present for the foreseeable future excellent business opportunities to sell products and services that are now either not available at all or are available only to a limited extent in electronic commerce, and to offer new forms of advertising made available by the Internet. While the Company may pursue some of these opportunities on its own, the Company expects that it will pursue most of these opportunities with joint venture partners who have established businesses, products and services. The Company intends to offer to prospective joint venture partners technical Internet expertise (and in certain instances financial assistance) for an ownership interest in the resulting electronic business, in lieu of an up-front payment of cash. The Company believes that, because of the strongly perceived need to be engaged in electronic commerce and the hesitancy of many established businesses to pursue electronic commerce on their own (due to their unfamiliarity with electronic commerce and the unique way of approaching it and the concern about bearing a substantial loss from a failed electronic commerce strategy), the Company should have for the foreseeable future an ample array of joint venture prospects. The Company also intends to develop a full, integrated ensemble of strategic, technical and creative skills required for electronic commerce. Currently, the Company relies on third party vendors to provide these skills. However, the Company intends actively to seek acquisitions to give these skills to the Company internally.

         Key components of the Company's solution to the question of capitalizing on the anticipated growth in electronic commerce, the migration of traditional shopping to electronic shopping, and the increase in the electronic dissemination of content, include:

                  Identification and Selection of Electronic Commerce Opportunities. Although the number of businesses engaging in electronic commerce by means of Web sites is growing rapidly, the number of businesses that have not yet engaged, and the number of products and services that have not been offered and content not made available, in electronic commerce remain very large. The Company intends to maintain an active program of locating electronic commerce opportunities, and to select only those opportunities that present the greatest likelihood of success.

                  Joint Ventures. Although the Company expects to undertake some electronic commerce opportunities alone, the Company believes that it will undertake most electronic commerce opportunities through joint ventures with established, profitable businesses whose products, services or content (in most cases) are not currently being offered electronically. The Company would furnish expertise in electronic commerce (and in certain instances financial assistance) for an equity interest in the resulting electronic business, in lieu of an up-front payment of cash. Because of the Company's willingness to enter into such an arrangement, the Company expects to be an attractive joint venture partner for many established business seeking to become engaged in electronic commerce. This willingness will allow selected businesses to enter into electronic commerce with minimal financial investment and risk, while providing the Company with a substantial potential return for its services and financial contributions. The Company's limited experience thus far indicates that for the foreseeable future the
         Company  will  have an  ample  array of joint  venture  prospects.  The
         Company expects that for the foreseeable future the financial assistance that the Company will provide to a joint venture in which it participates may range from fairly minimal amounts to approximately
         $100,000 at the high end. In order to provide this financial assistance, the Company will have to procure funds from various sources, which are discussed in "RISK FACTORS - - Future Capital Needs; Uncertainty of Additional Financing" above. There can be no assurance that the Company will be successful in procuring these funds.

                  Electronic Store Economics. By pursuing electronic opportunities as the Company expects, the Company will in effect become an electronic retailer. Electronic retailers enjoy meaningful structural economic advantages relative to traditional retailers. They enjoy significantly improved inventory turnover, avoid investment in expensive retail real estate and realize reduce personnel requirements. Further, electronic retailers serve a global market through centralized operations, allowing their investments in Web sites, content, marketing and technology to be leveraged over a relatively large sales base. Beyond the benefits of selection, purchasing products and services from an electronic retailer is more convenient than shopping in a physical retail store because the electronic retailer is open 24 hours a day and shopping does not require a trip to a store. Products can be shipped directly to the customer's home or office. The Company believes that customers may buy more products and services because they have more hours to shop and can act immediately on a purchase impulse. Because an electronic retailer has a global reach, it can deliver an extremely broad selection to customers in rural, international or other locations that cannot support traditional retailers offering comparable products and services. Web sites may include not only the content and applications dealing directly with products and services and their purchase, but also stimulating content to inform and entertain customers while shopping, thus encouraging the shopper to return for more visits and to make more purchases. Over time, the Company can accumulate substantial preference and behavioral information that will allow it to customize targeted sales efforts and to provide value-added services to its customers.

                  Content Opportunities. The Company also expects to pursue opportunities created by the relatively new ability to disseminate content electronically. Many businesses that disseminate content (such as newspapers, magazines and journals) continue to use historical delivery methods, primarily print. Electronic dissemination of content offers numerous advantages over historical methods of content dissemination, such as quicker delivery, more up-to-date content, more flexible presentation using such techniques as live video, audio and links to related content, and much lower costs of production. Electronic content dissemination has lead to new forms of advertising, such as banner advertisements. In addition, providing content electronically on a limited, sample basis is expected to increase sales of the underlying hardcopy content. The Company intends to seek joint ventures with existing content providers to provide their content electronically to increase subscription and advertising revenues.

                  Acquisitions. The Company intends actively to seek acquisitions to develop a full, integrated ensemble of strategic, technical and creative skills required for electronic commerce. Currently, the Company relies on third party vendors to provide these skills. However, the Company foresees great benefits by being able to provide these skills internally. While a small number of companies providing integrated Internet skills are already well-established and growing, management believes that the market for integrated Internet services is currently underserved.

                                    Strategy

         The Company's objective is to take advantages of electronic commerce opportunities. The Company plans to attain this goal through the following key strategies:

                  Electronic Commerce Opportunities. The Company intends to seek attractive electronic commerce opportunities for it to undertake on its own or through joint ventures with established businesses. The Company intends to maintain a program of actively seeking electronic commerce opportunities and selecting only those opportunities that present the greatest likelihood for success. The Company's success will depend on its ability to identify and successful pursue electronic commerce opportunities as they arise.

                  Create Customer Loyalty by Delivering a Compelling Value Proposition. In connection with the Company's commerce-driven opportunities, the Company's goal is to deliver to the Company's customers the benefits of electronic commerce and by maintaining relentless customer focus. The Company will strive to offer its customers compelling value through innovative use of technology, broad selection, high-quality content, a high level of customer service, competitive pricing and personalized services. In addition, the Company will seek to offer its customers a high-quality shopping experience through informative and entertaining content, as well as simple and efficient navigation capabilities.

                  Build Strong Brand  Recognition.  The Company's strategy is to develop, promote, advertise and increase the brand equity and visibility of its products, services and advertising through excellent service and a variety of marketing and promotional techniques, including advertising on other Web sites and other media, conducting an ongoing public relations campaign and developing business alliances and partnerships.

                  Create a Superior Economic Model. Because the Company will not be burdened by the costs or legacy of physical store networks, related personnel, and printing and delivering of content, the Company believes it will have an inherent economic advantage relative to traditional retailers and providers of content. The Company's goal is to capitalize on this advantage by aggressively driving revenue growth to achieve economies of scale and by incorporating technological advances throughout its Web sites.

                  Maintain Technology Focus and Expertise. A state-of-the-art interactive commerce platform is necessary to enhance the Company's service offering, leverage the unique characteristics of retailing and electronic content delivery, and enable a superior economic model. The Company will be committed to developing, acquiring and implementing technology-driven enhancements to its Web sites and transaction-processing systems. Among other technology objectives, the Company intends to provide increasingly valuable personalized service programs, make user interfaces as intuitive, engaging and fast as possible and continuously improve the efficiency of its fulfillment activities.

                  Pursue Incremental Revenue Opportunities. The Company intends to leverage its brands, electronic commerce experience, operating infrastructures and customer bases to broaden its presence and develop additional revenue opportunities. In addition, the Company will consider developing incremental revenue opportunities through affiliated or related Web sites, related product areas, geographic expansion or acquisition of complementary businesses, products or technologies. Finally, the Company's customer demographic and substantial site traffic create a meaningful opportunity for advertising sales, the sale of demographic information and the sale of links to other sites to be featured on the Company's sites.

                  Strengthen Electronic Commerce Abilities. The Company intends to continue to build a critical mass of strategic, technical and creative talent primarily through acquisitions in order to strengthen its electronic commerce abilities. The Company intends to continue efforts to identify, review and integrate the latest electronic commerce technologies and accumulating and deploying the best demonstrated practices for developing and implementing electronic commerce strategies.

                  Develop Additional Strategic Relationships. The Company has developed a number of informal strategic relationships with advertisement agencies, web developers, site content managers, site hosts and other persons whose services are necessary to develop and implement an electronic commerce strategy. None of these strategic relationships has yet resulted in a legal binding relationship. While the Company intends to develop the ability to render these services internally, the Company also intends to continue developing strategic relationships so that the Company can have adequate access to such services for the foreseeable future. The Company expects that it may ultimately acquire some of the firms with which it establishes strategic relationships.

                  Attract and Retain Exceptional Employees. The Company believes that versatile and experienced employees provide significant advantages in the rapidly evolving market in which it will compete. The Company is committed to building a talented employee base and to attracting an experienced management team.

                              Opportunity Selection

         Management believes that opportunities in electronic commerce are either commerce-driven or content-driven. Commerce-driven opportunities involve the sale of products and services through electronic mediums, such as electronic stores. Content-driven opportunities involve the provision of content (such as that historically provided by newspapers, magazines and journals) through electronic mediums, the attraction of consumers to such content, and the offering of advertising (and even products and services) in connection with the provision of such content. The Company expects to pursue both commerce-driven or content-driven opportunities.

         Currently the Company learns of all its electronic commerce opportunities through word-of-mouth referrals. For the present, the Company has been able to learn of a sufficient number of electronic commerce opportunities by this means. However, in the future as the Company grows, the Company intends to advertise for joint venture prospects primarily through the Internet, once regulatory constraints have been complied with. Moreover, the Company may engage investment bankers, brokers and other intermediaries to locate these prospects as well.

         Once a joint venture prospect is presented, a thorough study will be undertaken of the prospect's strategic market position, business requirements and existing systems and capabilities, to determine the likelihood that the prospect's business will succeed in electronic commerce. After the study, the Company's site management team (composed of the site administrator, web marketing consultant, financial controller and project manager) accepts or rejects the prospect. This decision is based on a number of factors, such as the prospect's historical or prospective ability to fulfill orders, the lack of a clearly perceived electronic commerce strategy, the lack of perceived electronic market interest and the need for an initial budget too high to warrant the related risk. Currently, the Company intends to charge a $2,500 application fee to defer the costs of screening a prospect. If the Company decides not to pursue a joint venture with the prospect, the Company will develop a basic Web site for the prospect in consideration of the application fee.

         If a prospect is accepted, the Company enters into negotiations with the prospect to formalize an on-going joint venture relationship. The Company expects that the joint ventures it forms will assume the form of corporations or limited liability companies organized in Delaware (a favorable state for corporations), Texas (the state in which the Company is headquartered), or another favorable jurisdiction. The Company expects that it will own between 20% to 80% of the outstanding equity interests in each joint venture depending on the relative contributions of the venturers. The documentation governing the joint venture will delineate the respective responsibilities of the Company and its joint venture partner. In the case of the Company, these responsibilities are expected to include the contribution of necessary strategic, technical and creative skills and (in certain instances) financial assistance in developing the joint venture's Web site. (For the present, the Company will act as the coordinating consultant and will utilize third party vendors in providing the foregoing skills; however, the Company intends to acquire these skills internally, primarily through acquisitions.) The joint venture partner's responsibilities will include the furnishing of the joint ventures' products or services, the content for the joint ventures' Web sites, and the related business expertise. The Company expects that it and its joint venture partner will have management authority with respect to the respective areas for which they have responsibility. The capital contributions of the venturers should be fairly minimal, and will be worked out on a case-by-case basis. The Company expects that as the joint ventures with commerce-driven Web sites receive revenues, such revenues will be first used to reimburse the joint venture partner for the costs of providing the joint venture's product or services, then such revenues will be used to pay other joint venture expenses, and then the remainder will be distributed to the venturers in accordance with their percentage ownership. A similar scheme will be used for joint ventures with content-driven Web sites, except that the joint ventures' revenues are expected to result from additional advertising and additional subscription to the underlying hardcopy publication resulting from the Web sites. The Company expects that the documentation governing the joint venture will include a buy-sell arrangement whereby either the Company or its joint venture partner may terminate its relationship with the other by setting the price and terms of the purchase of one of the venturer's interest and allowing the other venturer to elect to sell to or buy out the venturer setting the price and terms for such price and upon such terms. The Company also expects that the terms of the joint ventures will be renewable on an annual basis and the documentation governing the joint venture will provide for the sale of the joint venture's business upon dissolution either to a third party, or to the Company or its joint venture partner at an appraised price.

         The Company expects that for the foreseeable future the financial assistance that the Company will provide to a joint venture in which it participates may range from fairly minimal amounts to approximately $100,000 at the high end. In order to provide this financial assistance, the Company will have to procure funds from various sources, which are discussed in "RISK FACTORS
- - Future Capital Needs; Uncertainty of Additional Financing" above. There can be no assurance that the Company will be successful in procuring these funds.

                                    Web Sites

         The proper development and implementation of a Web site for a business involves a number of steps. First, a thorough study is undertaken to determine the likelihood that the business will succeed in electronic commerce. Once the study determines that the business is likely to succeed in electronic commerce, a strategy for developing a Web site is developed by a team composed of the business principals, advertising agency, web developer and content site manager. A domain name is agreed upon and obtained. The Web site is then "story boarded" or laid out conceptually and graphically. A web developer develops the structure of the Web site, including electronic commerce systems; host integration;
implementation of third-party applications and security technologies; and integration of hardware, software and Internet access products. A compelling user interface is created to attract and hold the attention of the target audience while conforming to brand images and marketing campaigns. A relationship with a third-party vendor is established to provide secure, state-of-the-art, high-availability Web site hosting and integrated services for e-mail and secure electronic commerce. Once operational, a Web site requires ongoing support services for content maintenance, site administration, technical problems, assistance with the hosting environment, and software support. As the Web site nears completion, electronic marketing objectives are developed to establish and increase Web site traffic, strengthen brand awareness and generate sales leads. Electronic media planning and purchasing, and electronic public relations is undertaken. This is followed by efforts to optimize the Web site's search engine presence, increase site access through hyperlink recruitment and disseminate key messages to Internet newsgroups, mailing lists and forums. Typically a Web site starts as a basic site costing several thousand dollars. It can then become increasingly more complex through the addition of more Web pages, links and commercial capability. Ultimately, an extremely complex Web site can cost several million dollars.

                            Electronic Retail Stores

         Many, if not most, of the Company's commerce-driven Web sites are expected to assume the form of an electronic retail store. Customers enter an electronic retail store through a Web site and, in addition to ordering products and services, can conduct targeted searches, browse from among highlighted selections, read content provided, register for personalized services, participate in promotions and check order status.

                  Browsing. As a customer proceeds through the store, he or she encounters graphic images of featured products and services. Clicking with the mouse on any of these images pulls up more information about the featured product and service, as well as a button which, if clicked on, adds the product or service to the customer's order. The Company's electronic stores are expected to offer visitors a variety of highlighted subject areas and special features. To enhance the shopping experience and increase sales, the Company are expected to feature various products and services on a rotating basis throughout the store. These images of featured products and services appear one or two at a time, in addition to whatever material the customer specifically requested.

                  Ordering. To purchase a product or service, customers simply click on a button to add the product or service to their virtual shopping baskets. Customers can add and subtract products and services from their shopping baskets as they browse, prior to making a final purchase decision, just as in a physical store. To execute orders, customers click on the buy button and are prompted to supply shipping and credit card details, either by e-mail, fax or telephone. This information will be stored on a secure server and need not be provided again by repeat customers. The personal password allows repeat customers to automatically access their previously provided shipping and credit card information. The Company's system will automatically confirm each order by e-mail to the customer shortly after the order is placed and will advise customers by e-mail shortly after orders are shipped.

                  Availability and  Fulfillment.  The Company does not expect to carry very much inventory but will rely almost exclusively on its joint venture partners and third party vendors and manufacturers for fulfillment of orders. Orders will be received by the Company's site administrator, who will then notify and direct the related joint venture partner or third party vendor to fulfill the order. Most of the Company's products are expected to be available for immediate shipment, while others are available for shipment within 48 to 72 hours.
         Customers  will be  permitted  to  select  from a variety  of  delivery options, including overnight and various international shipping options, as well as gift-wrapping services. The Company will use e-mail to notify customers of order status under various conditions. The Company will seek to provide rapid and reliable fulfillment of customer orders.

                  Content. The Company's electronic retail stores are expected to offer numerous forms of content to entertain and engage shoppers, enhance the customer's shopping experience and encourage purchases. These forms will include articles by experts on subjects in which visitors to the Company's Web sites are expected to be interested, chat rooms in which visitors can communicate with each other and with selected persons in whom visitors are expected to be interested, and contests in which visitors have a chance to win a prize.

                  Electronic Community. By creating an electronic community, the Company hopes to provide customers with an inviting and familiar experience that will encourage them to return frequently to the Company's Web sites and to interact with other users, and that will promote loyalty and repeat purchase. In addition to the content of the Web sites, the Company intends to establish chat rooms in which visitors to the Web sites, who presumably will have something in common with each other, can communicate with each other in real time. Experts and authors of the content featured on the Company's Web sites are expected to participate in these chat rooms, thus giving visitors the opportunity to engage in a dialogue and acquire information in which they are interested.

                  Customer Service and Personalized Services. The Company believes that its ability to establish and maintain long-term relationships with its customers and encourage repeat visits and purchases depends, in part, on the strength of its customer support and service operations and staff. Furthermore, the Company values frequent communication with and feedback from its customers in order to continually improve its electronic stores and its services. The Company will offer e-mail addresses to enable customers to request information and to encourage feedback and suggestions. The Company will maintain a team of customer support and service personnel for handling general customer inquiries, answering customer questions about the ordering process, and investigating the status of orders, shipments and payments. The Company will also offer a toll-free line for customers who are reluctant to enter their credit card numbers through the Web site. The Company will automate certain of the tools used by its customer support and service staff, and the Company intends to pursue actively on-going enhancements to and automation of its customer support and service systems and operations. The Company currently expects to notify its customers electronically by e-mail as orders are received and shipped. The Company also expects to notify its customers by e-mail of products, services and other matters in which they may be interested. The Company also expects to notify its customers electronically by e-mail on a regular basis as to promotions the Company is then running.

                  Collaborative Filtering. The Company intends to add a collaborative filtering service to its personalized service offerings in the future. The collaborative filtering service will function as an expert reviewer that develops a relationship with customers, helping them to find products and services they may like based on their preferences.

                                Current Projects

Dad&me.com

         The Company's first project was the development of its wholly-owned Web site known as "www.dadandme.com." This site became operational on March 20,
1998, and continues to be developed. The Company has not yet aggressively marketed this site, and does not intend to do so until it completes development of the site and has entered into certain co-marketing agreements now being negotiated. This site is dedicated to fortifying and enhancing fatherhood and offering products sold under the "Dad & me" logo. The concept originated from a series of children books written by Greg J. Micek, a director and the President of the Company. All authorship rights pertaining to these books have been assigned to a subsidiary of the Company. This www.dadandme.com site will feature content and products addressed specifically to fathering issues. Initial products will number approximately 20 and are expected to include T-shirts, sweatshirts, polo shirts, pen and pencil sets, books, mugs and picture frames. The www.dadandme.com Web site features articles on parenting and a chat room in which visitors can communicate with each other and with an authority on children. The Company is using www.dadandme.com as a test site for future Web sites to be developed by the Company. Several other Web sites currently under consideration are expected to commence full-scale development after www.dadandme.com becomes fully operational. The Company expects that www.dadandme.com will eventually be link with another Web site, www.familylifestyle.com, a Web site expected (through links) to serve as a hub for a series of commercial sites dedicated to family issues and products. In this regard, the Company has entered into an agreement to become the exclusive on-line distributor for "Frogletz", Chameleon Casual's line of children's play clothing.

Wall Street Whispers

         On July 31, 1998, the Company entered into an agreement (the "WSW Agreement") to acquire all of the assets (collectively, the "Assets") comprising a financial publication know as "Wall Street Whispers" (the "Publication"). The Publication is an on-line daily financial publication that summarizes information from over 15 analysts sources under contract. The WSW Agreement provides that title to the Assets will be transferred to the Company upon full payment of the purchase price for the Assets (the "Purchase Price"). The Purchase Price for the Assets is $140,000. The Company made a downpayment toward the Purchase Price in the amount of $25,000 and three additional installments each in the amount of $10,000. The WSW Agreement provides that the Company must pay a final balloon installment in the amount of $85,000 by October 15, 1998. The Company does not now have funds available for the October 15th payment. However, the Company has the ability to issue shares of the Company's common stock to pay the outstanding amount in lieu of the payment of cash. Shares of the Company's common stock issued as payment are credited against the outstanding balance in the manner provided for in the WSW Agreement. There can be no assurance that the issuance of shares will satisfy the Company's payment obligations. The Company is also working to assure that it has cash available to make timely the October 15th payment. The WSW Agreement provides that, if the Company fails to pay timely the required installments when due, the sellers may immediately terminate the WSW Agreement and be freed from their obligations to transfer ownership of the Assets to the Company. In such event, the Company will forfeit all payments made on the Purchase Price thus far. In addition, under the WSW Agreement, the sellers are obligated to obtain certain third party consents to the transfer of the Assets. If the sellers fail to obtain these consents by the time the Company stands ready to pay the remaining balance of the Purchase Price, the Company may immediately terminate the WSW Agreement and be freed from its obligation to acquire ownership of the Assets. Moreover, the Company will also be entitled to a full refund of all payments made on the Purchase Price thus far.

Heitmann S.A.C.

         The Company has formed a strategic alliance with Heitmann S.A.C. ("Heitmann"), a company based in the United Kingdom. Heitmann has designed, written, translated and communicated technical information for over 25 years, working with some of the world's largest multinationals. Because it has a network of 11 offices across Europe and two production facilities in the United States and works in the world's 25 most used languages, Heitmann has a broad geographical reach. Heitmann has a particular emphasis in new media distribution and deploys proprietary expertise in the publishing of Internet and Intranet technologies. Since 1994 Heitmann has produced over 2,000 successful interactive information projects. Pursuant to their strategic alliance, Heitmann will provide Web development and other Internet related technical services on behalf of the Company, and the Company will market these technical capabilities on a fee for service basis in the United States. This new strategic partnership is an outgrowth of the relationship between the two companies that has solidified over time with the assistance provided by Heitmann in the creation of the Company's showcase websites www.jvweb.com and www.dadandme.com. These projects demonstrated the ability of the two companies to use Internet tools to complete Web projects across international boundaries. The Company and Heitmann have not entered into a legally binding agreement with regard to their relationship, but they intend to explore, through their strategic alliance, the basis for entering into a legally binding agreement in the future.

                                  Acquisitions

         The Company intends to pursue an active acquisition program in an effort to foster the Company's growth over and above the growth that can be achieved internally. The Company believes that there are a number of potential acquisition candidates that satisfy its acquisition objectives. The Company is currently discussing the acquisitions of several companies. These companies are engaged in a variety of businesses (such as advertising services, web hosting, merchandise fulfillment and web development and integration) that would further enable the Company to provide Internet and electronic commerce services. Each of the companies with which the Company is currently engaged in discussions has annual revenues of less than $250,000. The Company has not yet reached an agreement in principle with regard to the acquisition of any of these companies. There is no assurance that any acquisitions will result from discussions with any of these companies. Acquisition candidates are expected to include emerging electronic commerce companies, traditional companies with good prospects for significant electronic commerce, and Internet service companies capable of enhancing the Company's Internet resources. Some of these may include the Company's joint venture partners and third party vendors.

         Management will be dedicated to identifying potential acquisition candidates. The Company may in the future retain the services of investment bankers, brokers and other intermediaries to assist in identifying potential acquisition candidates. Management will also engage in negotiations and due diligence activities with each acquisition candidate to explore whether it meets the Company's operating strategy, and will work to complete the acquisition of suitable candidates. The Company will stress to each acquisition candidate the advantages of merging with the Company, including the benefits of being part of an organization committed to growth. Following the closing of each acquisition, the Company intends to move rapidly to integrate the acquired company into the Company's operations.

         The Company has not developed, nor does it currently intend to develop, a valuation model and a standardized transaction structure it will use on a consistent basis for its anticipated acquisitions. Instead, the Company anticipates considering each acquisition on a case-by-case basis. However, the Company expects that the purchase price for acquisition candidate will be based on quantitative factors, including historical revenues, profitability, financial condition and contract backlog, and the Company's qualitative evaluation of the candidate's management team, operational compatibility and customer base. Nonetheless, the Company expects to acquire suitable candidates through mergers in exchange for shares of Common Stock, and 5,000,000 shares of Common Stock have been register in this connection and for this purpose.

         The acquisitions are expected to be accounted for using the pooling-of-interests method of accounting. However, some acquisitions may be accounted for using the purchase method of accounting. Under this method of accounting, for each acquisition, a portion of the purchase price would be allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date. This portion would include both (i) amounts allocated to in-process technology and immediately charged to operations and (ii) amounts allocated to completed technology and amortized on a straight-line basis over the estimated useful life of the technology of six months. The portion of the purchase price in excess of tangible and identifiable intangible assets and liabilities assumed would be allocated to goodwill and amortized on a straight-line basis over the estimated period of benefit, which ranges from one to two years. The results of operations of the acquired entity would be consolidated with those of the Company as of the date the Company acquires effective control of the acquired entity, which generally would occur prior to the formal legal closing of the transaction and the physical exchange of acquisition consideration. In addition, the Company may grant stock options to employees of an acquired company to provide them with an incentive to contribute to the success of the Company's overall organization. As a result of both the purchase accounting adjustments and charges for the stock options just described, the Company may incur significant non-cash expenses related to its acquisitions.

         The successful implementation of the Company's acquisition strategy depends on the Company's ability to identify suitable acquisition candidates, acquire such companies on acceptable terms and integrate their operations successfully with those of the Company. There can be no assurance that the Company will be able to do so. Moreover, in pursuing acquisitions the Company may compete with companies with similar acquisition strategies. Most of these competitors will be larger and have greater financial and other resources than the Company. Competition for these acquisition targets could also result in increased prices for acquisition targets and a diminished pool of companies available for acquisition. Acquisitions also involve a number of other risks, including adverse effects on the Company's reported operating results from increases in goodwill amortization, acquired in-process technology, stock compensation expense and increased compensation expenses resulting from newly hired employees, the diversion of management attention, risks associated with the subsequent integration of acquired businesses, potential disputes with the sellers of one or more acquired entities and the failure to retain key acquired personnel. Client satisfaction or performance problems with an acquired firm could also have a material adverse impact on the reputation of the Company as a whole, and any acquired company could significantly fail to meet the Company's expectations. Due to all of the foregoing, the Company's pursuit of an overall acquisition strategy or any individual completed, pending or future acquisition may have a material adverse effect on the Company's business, results of operations, financial condition and cash flows. If the Company issues Common Stock to complete future acquisitions as it expects to, there will be ownership dilution to existing stockholders. In addition, to the extent the Company chooses to pay cash consideration in such acquisitions, the Company may be required to obtain additional financing and there can be no assurance that such financing will be available on favorable terms, if at all.

                              Intellectual Property

         The Company regards its service marks, trademarks, trade dress, trade secrets and similar intellectual property as critical to its success, and relies on trademark law, trade secret protection and confidentiality and/or license agreements with its employees, customers, partners and others to protect its proprietary rights. The Company pursues the registration of its trademarks and service marks in the U.S., and has applied for the registration of certain of its trademarks and service marks. Effective trademark, service mark, and trade secret protection may not be available in every country in which the Company's products and services are made available electronically. The Company may license to third parties in the future certain of its proprietary rights, such as trademarks. While the Company will attempt to ensure that the quality of its brands are maintained by such licensees, there can be no assurance that such licensees will not take actions that might materially adversely affect the value of the Company's proprietary rights or reputation, which could have a material adverse effect on the Company's business, prospects, financial condition and results of operations. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate or that third parties will not infringe or misappropriate the Company's trademarks, trade dress and similar proprietary rights. In addition, there can be no assurance that other parties will not assert infringement claims against the Company. The Company may be subject to legal proceedings and claims from time to time in the ordinary course of its business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties by the Company and its licensees. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

                              Market and Marketing

         The Company's objective is to take advantages of electronic commerce opportunities. The Company's marketing will be focused on developing a flow of potential electronic commerce opportunities for the Company's consideration, and developing sales of the products, services and advertising offered through the electronic commerce opportunities selected by the Company.

         Currently, the Company learns of all of its potential electronic commerce opportunities through word-of-mouth referrals. In the future, the Company intends to advertise for electronic commerce opportunities on the Internet once regulatory constraints have been complied with, and the Company may engage intermediaries and brokers to locate these prospects as well. One way or the other, the Company intends to maintain an active program of locating electronic commerce opportunities.

         With respect to the Company's products and services offered through Web sites, the Company's marketing strategies will be designed to strengthen its brand names, increase customer traffic to its Web sites, build strong customer loyalty, maximize repeat purchases and develop incremental revenue opportunities. The Company intends to build customer loyalty by creatively applying technology to deliver personalized programs and service, as well as creative and flexible merchandising. The Company will be able to provide increasingly targeted and customized services by using the extensive customer preference and behavioral data obtained as a result of its experience. The Internet allows rapid and effective experimentation and analysis, instant user feedback and efficient "redecorating of the store for each and every customer," all of which the Company intends to incorporate in its merchandising. In contrast to traditional direct-marketing efforts, the Company's personalized notification services will send customers highly customized notices at customers' request. By offering customers a compelling and personalized value proposition, the Company will seek to increase the number of visitors that make a purchase, to encourage repeat visits and purchases and to extend customer retention. Loyal, satisfied customers also generate word-of-mouth advertising and awareness, and are able to reach thousands of other customers and potential customers because of the reach of electronic commerce

         The Company will employ a variety of media, program and product development, business development and promotional activities to achieve these goals. The Company intends to place advertisements on various Web sites. These advertisements usually take the form of banners that encourage readers to click through directly to the Company's Web sites. The Company also intends to enter into co-marketing agreement pursuant to which links to the Company's Web sites will be featured on other, non-Company Web sites. The Company also intends to engage in a coordinated program of print advertising in specialized and general circulation newspapers and magazines. In the future it may begin advertising in other media. This activity will be undertaken with the hope of the Company being featured in a wide variety of television shows, articles and radio programs and widely-read portions of the Internet, such as portions included on Netscape and Yahoo!

                                   Technology

         The Company has implemented a broad array of site management, customer interaction, transaction-processing and fulfillment services and systems using commercially available, licensed technologies. The Company's current strategy is to license commercially available technology whenever possible rather than seek internally developed solutions.

         The Company will use a set of applications for accepting and validating customer orders, organizing, placing and managing orders with vendors, receiving product and assigning it to customer orders, and managing shipment of products and services to customers based on various ordering criteria. These applications will also manage the process of accepting, authorizing and charging customer credit cards. In addition, the Company's systems will allow it to maintain ongoing automated e-mail communications with customers throughout the ordering process at a negligible incremental cost. These systems will automate many routine communications entirely, facilitate management of customer e-mail inquiries and allow customers (on a self-service basis) to check order status, change their e-mail address or password, and check subscriptions to personal notification services.

         A group of systems administrators and network managers will monitor and operate the Company's Web sites, network operations and transaction-processing systems. The continued uninterrupted operation of the Company's Web sites and transaction-processing systems is essential to its businesses, and the site operations staff is expected to ensure, to the greatest extent possible, the reliability of the Company's Web sites and transaction-processing systems.

                                   Competition

         The electronic commerce market is new, rapidly evolving and intensely competitive, the Company expects such competition to intensify in the future. Barriers to entry are minimal, and current and new competitors can launch new Web sites at a relatively low cost. The Company expects that it will encounter fierce competition with regard to any product or service that it offers in the future. Competitive pressures created by any current or future competitors could have a material adverse effect on the Company's business, prospects, financial condition and results of operations. The Company believes that the principal competitive factors in its markets will be brand recognition, selection, personalized services, convenience, price, accessibility, customer service, quality of editorial and other site content and reliability and speed of fulfillment, and the Company intends to compete vigorously in all of these aspects. The Company expects that most of its current and potential competitors will have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than the Company. In addition, electronic retailers may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies as use of the Internet and electronic commerce increases. Certain of the Company's competitors may be able to secure merchandise from vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing or inventory availability policies and devote substantially more resources to their Web sites and systems development than the Company. Increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and competitive pressures faced by the Company may have a material adverse effect on the Company's business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on its business, prospects, financial condition and results of operations. New technologies and the expansion of existing technologies may increase the competitive pressures on the Company. In addition, companies that control access to transactions through network access or Web browsers could promote the Company's competitors or charge the Company a substantial fee for inclusion.

                                    Employees

         The Company currently has only one employee, Greg J. Micek. Mr. Micek currently devotes all of his business time and attention to the Company. The Company expects that it may have as many as five employees within the next year, excluding employees of acquired businesses. Although the competition for employees is fairly intense, the Company does not now foresee problems in hiring additional qualified employees to meet its labor needs.

                                   Facilities

         The Company currently leases a small amount of office space for its corporate offices on a month-to-month basis. The Company also owns the intellectual property rights in its domain names and Web sites.
The Company does not own any significant tangible property.

ITEM 3.  LEGAL PROCEEDINGS

         Since the date of its organization through the date of this Annual Report, the Company has not been involved in any legal proceedings. There can be no assurance, however, that the Company will not in the future be involved in litigation incidental to the conduct of its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                    PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

As of June 30, 1998, the Company had 216 holders of record. Trading in the Common Stock commenced on June 30, 1998. Since trading commenced in the Common Stock, the sales prices of the Common Stock have ranged from a low of $.75 to a high of $1.25. Presented below are the high and low closing bid prices of the Common Stock for the periods indicated:

                                                    High(1)           Low(1)

Fiscal year ended June 30, 1998:

Fourth Quarter                                       $.75              $.75

---------------

(1) Reflects sole trade to occur during fiscal 1998 on June 30, 1998, the date trading in the Common Stock commenced.

         The Company has never paid cash dividends, and has no intentions of paying cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations, and should be read in conjunction with the financial statements and related notes appearing elsewhere herein.

Summary

         Significant progress has been made in the initial developments of JVWeb, Inc., since its inception on November 11, 1997. Our focus centered upon exploiting a potentially exploding segment of business commerce, on-line commerce. We fully believe that, over the next few years, "e-commerce" will mature into a broad and deep channel through which significant worldwide commerce will flow. JVWeb's premise is that businesses will migrate to the web as this channel of distribution is exploited. Small to medium sized companies can participate on the same-leveled playing field as larger organizations. As this migration occurs, the average business owner is confronted with an array of alternatives in developing a business strategy for exploiting commerce on the Internet. That business owner's knowledge of technology is simply inadequate to support the financial and human investment required to be successful. Compounding the challenge, the typical web developer lacks the business sophistication to assist the owner in making those critical decisions, which can make the difference between success and failure. Therefore, JVWeb as a strategic Internet services provider becomes the "partner" in developing and implementing electronic commerce strategy. To that end, we are building an organization that takes advantage of this emerging commerce channel. We have identified where we want to deploy our capabilities, and we will be pursuing this in two main areas:
Through expanding our ability to deliver on our promise, and through the e-commerce projects we select.

         We have also concentrated on building our capacity to simultaneously implement a business structure that will absorb rapid growth. Our filing with the Securities and Exchange Commission to become a public company as a spin-off of an existing public company, LS Capital Corporation became effective on May 12, 1998. The distribution of the shares occurred on May 20, 1998 and trading commenced in June, 1998.

         As our financial statement shows, we invested our initial capital on the development of our first operating website, dadandme.com, which became operational in April, 1998. We also acquired domain names for jvweb.com and a third web site address, www.familylifestyle.com as we anticipate expanding our web presence in 1998.

         We have also continued to absorb the costs of filing to become a public company, which is reflected in the expenditures for this year ending June 3, 1998.

         We anticipate further development efforts to continue in the upcoming first quarter of fiscal 1999. We are also projecting our first revenues from operations to initiate in this same quarter.

Period Ending June 30, 1998

         The Company currently has cash on hand only sufficient to operate throughout fiscal 1999 on a fairly minimal scale. In order for the Company to pursue its business plan in the manner it prefers, the Company expects that it will need to raise additional funds in amounts that can not now be precisely ascertained due to the uncertainty of the actual growth of the Company. There can be no assurance that the Company will be successful in raising the funds that it needs. See "BUSINESS AND PROPERTIES - RISK FACTORS - Future Capital Needs; Uncertainty of Additional Financing."

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

         Subsequent to the year end, but prior to this filing, the Company reported the receipt of $50,000 from a shareholder, in the form of a loan convertible to common stock, on August 13, 1998. An additional $50,000, in the same manner and from the same source, is expected around the middle of September.

Business Operations

         As the Company initiates its business operations in the upcoming first quarter ending 9/30/98, business operations are developing in the following areas. The first area involves the development of an e-commerce presence through company-owned Brands. In this regard, the Company is engaged in rolling out two brands under its control. The first brand, as announced on July 31, 1998, involves the Company's contract to acquire an on-line financial newsletter, Wall Street Whispers. The Company is presently making a concentrated effort to absorb this publication and is actively and aggressively marketing to increase its subscriber base.

         The second brand, as announced on July 30, 1998, involves the Company's having acquired the on-line rights to distribute the line of frogletz children's clothes from Chameleon Casuals. This is part of a substantial effort by the Company to roll-out its "community-to-commerce" web commerce strategy with dadandme.com. The Company expects to make significant progress over the next fiscal year to establish this brand as a material contributor to its business.

         The second operational area, which involves its relationship in two key areas with Heitmann S.A.C, announced on June 30, 1998, is involved in building a fee-for-service division. The Company has just recently, on September 2, 1998, completed hosting a visit from Heitmann, in which significant business opportunities were discussed. The Company is putting a primary emphasis on building a fee-for-service division, with Heitmann S.A.C as a key supplier of web creation services to prospective clients of the Company. The Company is exploiting an opportunity to serve significant customers that are requesting access to the customized web-related services that are being built for the on-line marketing of the Company's own brands. These services include web-hosting, web-site development and maintenance, and an array of strategic internet services (SIS) that the Company has assembled for its own use. The Company believes that this fee-for service division will be a significant contributor to its business over the next year. For example, a typical customized package of services for a particular client could involve web-hosting, web development and maintenance, and other SIS resources could involve annual per client revenue of up to $300,000. The company is presently actively pursuing this type of fee-for-service business, although it cannot provide any assurances that it will, in fact, acquire any of the projects at this time.

         The second key contribution that Heitmann S.A.C is providing in this emerging fee-for-service division, involves the Company's commitment to building web-hosting capabilities, as an identified core competency of a strategic internet services company. The Company has been informed by Heitmann that, for various technical and business reasons, Heitmann would like to work through the Company to provide U.S. based web-hosting services for Heitmann's European client base. Heitmann presently works through a number of European vendors to provide this service, and finds the rates in Europe to be significantly greater than can be obtained in the U.S. As a result, as well as through the Company's own independent determination of the need to expand its capabilities to provide this service, the Company has engaged a consultant to assist in locating a web-hosting service to align with to provide this service for U.S. and European clients. Heitmann has provided the Company with a 12 month proforma of projected revenue to be derived from its client base. Although the Company declines to disclose the projection, it will state that a typical customer is presently paying between $1,000 and $8,000(US) monthly for web-hosting services in Europe. The Company, and Heitmann, believe such services can be provided by the Company, in the U.S.
at a significant less rate.

         As a third operational thrust for the Company, the above operational developments will provide the focus required for the Company's pursuit of selected acquisitions to build its service capabilities. The Company is actively engaged in discussions with targeted companies to acquire both "back-end" support in, for example, web-hosting and other technical services, as well as "front-end" support of brand marketing capabilities with selected advertising and public relations firms.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The reports of Company's Independent Auditors appear at Page F-1 hereof, and the Financial Statements of the Company appear at Page F-2 through F-____ hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND DISCLOSURE.

         Not applicable.

                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The directors and executive officers of the Company are as follows:

         Name                                        Age               Positions

         Greg J. Micek                               43                Director, President

         Lewis E. Ball                               66                Director, Treasurer & Secretary

         Greg J. Micek has served as a Director and President of the Company since inception. Since 1983, Mr. Micek has been a principal of The Micek Group, a business consulting firm. In this connection, from June 1996 to June 1997 he served as President and Chief Executive Officer of HyperDynamics Corporation (formerly Ram-Z Enterprises, Inc.), a publicly traded company focusing on technology acquisitions. In addition, from 1992 to 1994 Mr. Micek served as the Project Manager for the City of Austin's Small Contractor Support Network, and from 1991 to 1992, he served as a business reorganization consultant for Parker Brothers, Inc. Mr. Micek received a Bachelor of Arts and a Doctorate of Jurisprudence from Creighton University.

         Lewis E.Ball has served as a director of the Company since November 15, 1997. He has been a financial consultant to a number of companies since 1993. From June 1996 to January 1997, Mr. Ball served as the Chief Financial Officer of HyperDynamics Corporation (formerly Ram-Z Enterprises, Inc.). Mr. Ball has many years of industry experience as a Chief Financial Officer and Director of several major public companies, including Stewart & Stevenson Services, Inc. and Richmond Tank Car Company (from 1983 to 1993). He is a Certified Public Accountant and a Certified Management Accountant. Mr. Ball earned a Bachelor of Business Administration in Finance from the University of Texas at Austin, followed by post-graduate studies in accounting at the University of Houston.

         The authorized number of directors of the Company is presently fixed at two. Each director serves for a term of one year that expires at the following annual stockholders' meeting. Each officer serves at the pleasure of the Board of Directors and until a successor has been qualified and appointed. Currently, directors of the Company receive no remuneration for their services as such, but the Company will reimburse the directors for any expenses incurred in attending any directors meeting.

         There  are  no  family   relationships,   or  other   arrangements   or
understandings between or among any of the directors, executive officers or other person pursuant to which such person was selected to serve as a director or officer.

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires that the Company's officers and directors, and person who own more than ten percent of a registered class of the Company's equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission and furnish the Company with copies of all such Section 16(a) forms. Based solely on its review of the copies of such forms received by it and written representations from certain reporting person, the Company believes that, during the period of May 12, 1998 (the date of the effectiveness of the Company's registration under the Exchange Act) through June 30, 1998, each of its officers, directors and greater than ten percent stockholders complied with all such applicable filing requirements.

ITEM 10.  EXECUTIVE COMPENSATION.

                           Summary Compensation Table

         The following table sets forth the compensation paid by the Company to its Chief Executive Officer for services in all capacities to the Company (no executive officer of the Company had total annual salary and bonus for the fiscal year ended June 30, 1998 exceeding $100,000).

                         Summary Compensation Table (1)

                                            Annual            Long-Term
                                            Compensation    Compensation

(a)                        (b)              (c)                  (g)
                           Fiscal
Name and                   Year                             Securities Underlying
Principal Position         Ended            Salary          Options (number of shares)

Greg J. Micek              6/30/98           (2)             2,000,000
Chief Executive
Officer and
President


-----------------

(1) The Columns designated by the SEC for the reporting of certain bonuses, other annual compensation, long-term compensation, including awards of restricted stock, long term incentive plan payouts, and all other compensation, have been eliminated as no such bonuses, awards, payouts or compensation were awarded to, earned by or paid to any specified person during any fiscal year covered by the table.
(2) Mr. Micek is entitled to an annual salary of $60,000; however, he voluntarily elected not to receive any portion of his salary during fiscal 1998.

                               Stock Option Grants

         The following table sets forth information pertaining to stock options granted during the fiscal year ended June 30, 1998. The Company has not granted stock appreciation rights ("SAR's") of any kind.

                      Option Grants in the Last Fiscal Year

(a)                        (b)              (c)                        (d)              (e)
                           Number of
                           Securities       Percentage of Total
                           Underlying       Options Granted
                           Options          Employees              Exercise          Expiration
Name                       Granted          in Fiscal Year            Price             Date

Greg J. Micek              2,000,000          100%                     $.10             December 1, 2002


                  Option Exercises/Value of Unexercised Options

         The following table sets forth the number of securities underlying options exercisable at June 30, 1998, and the value at June 30, 1998 of exercisable in-the-money options remaining outstanding as to the Chief Executive Officer of the Company. No SAR's of any kind have been granted.

                       Aggregated Option Exercises in Last
                  Fiscal Year and Fiscal Year End Option Values


(a)                                         (d)                                         (e)

                                    Number of Securities
                                    Underlying Unexercised                      Value of Unexercised
                                    Options at June 30, 1998           In-the-Money Options at
                                    (Numbers of Shares)                         June 30, 1998
Name                                Exercisable                                 Exercisable

Greg J. Micek                       2,000,000                                   $130,000(2)

---------------------

(1) The Columns designated by the SEC for the reporting of the number of shares acquired on exercise, the value realized, and the number and value of unexercisable options have been eliminated as no options were exercised and no unexercisable options existed during the fiscal year covered by the table.
(2) The price of the Common Stock used for computing this value was the $.75 per share closing bid price of the Common Stock on the OTC Bulletin Board on June 30, 1998.


                                   Other Plans

         The Company has no other deferred compensation, pension or retirement plans in which executive officers participate.

                      Compensation Agreement with Officers

         The Company has entered into an employment agreement (the "Employment Agreement") with Greg J. Micek, a Director and the President of the Company. The Employment Agreement has a term of three years and will expire in accordance with its terms in November 2000. Under the Employment Agreement, Mr. Micek is to receive an annual salary of $60,000, although as of September 18, 1998, he not yet received any payment from the Company on his salary. Mr. Micek is also entitled to participate in any and all employee benefit plans hereafter established for the employees of the Company. The Employment Agreement contains a covenant not to compete barring Mr. Micek from engaging in the electronic commerce business anywhere in the world for one year after the termination of the Employment Agreement by the Company with cause or by Mr. Micek without cause.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth as of June 30, 1998 information regarding the beneficial ownership of Common Stock (i) by each person who is known by the Company to own beneficially more than 5% of the outstanding Common Stock; (ii) by each director; and (iii) by all directors and officers as a group.


Name and Address of                 Shares Beneficially Owned
Beneficial Owner                    Number           Percent
Greg J. Micek                      8,200,000(2)      73.1%
5444 Westheimer, Suite 2080
Houston, Texas 77056

Lewis E. Ball                        100,000         *
6122 Valley Forge
Houston, Texas 77057

All directors and officers         8,300,000(3)      74.0%
as a group (two persons)


(1) Includes shares Stock beneficially owned pursuant to options and warrants exercisable within 60 days after the date of this Prospectus.
(2) Includes 6,200,000 shares owned outright and 2,000,000 shares that may be purchased pursuant an option currently exercisable.
(2) Includes 6,300,000 shares owned outright and 2,000,000 shares that may be purchased pursuant an option currently exercisable.

*        Less than one percent.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In connection with the organization of the Company, the Company issued to Mr. Micek 6.2 million shares of Common Stock in consideration of a payment of $62,000.

         The Company has entered into a stock option agreement (the "Anderson Option Agreement") with Dudley R. Anderson, the former Treasurer and Secretary of the Company. The Anderson Option Agreement provides that, for providing consulting services to the Company, the Company shall issue to Mr. Anderson options to purchase shares of Common Stock, at a purchase price per share equal to the fair market value, on any day on which Mr. Anderson provides consulting services to the Company. The number of shares with respect to which Mr. Anderson will be issued options will depend on the number of hours of consulting services that he provides on any particular day. Mr. Anderson will be issued an option to purchase 250 shares (on any day on which he consults for up to four hours), 500 shares (on any day on which he consults for more than four hours and up to eight hours), 750 shares (on any day on which he consults for more than eight hours and up to ten hours) and 1,000 shares (on any day on which he consults for more than ten hours). Notwithstanding the preceding, the maximum number of shares, with respect to which Mr. Anderson may be granted options pursuant to the Anderson Option Agreement, is 250,000. Each option issued under the Anderson Option Agreement will have a term of five years after the date it is issued. As of September 14, 1998, Mr. Anderson had been issued under the Anderson Option Agreement options to purchase 42,250 shares of Common Stock. On August 4, 1998, Mr. Anderson resigned from his positions as Treasurer and Secretary of the Company to pursue other opportunities. He and the Company mutually agreed to terminate the Anderson Option Agreement.

         As a finder's fee for making the introductions leading to the investment of LS Capital in the Company and for a payment of $.01 per share, the Company issued to Lewis E. Ball, a director of the Company, 100,000 shares of Common Stock.

         The Company has entered into an agreement with Kevin Dotson, a person who provides Internet consulting services to the Company. In this agreement, the Company agreed to issue options to purchase shares of Common Stock on the same terms as provided for in the Anderson Option Agreement, including the per-share purchase price and the maximum limit on the number of option shares. As of September 14, 1998, Mr. Dotson had been issued under his agreement options to purchase 340,000 shares of Common Stock. The exact number of shares of Common Stock with respect to which options will be issued to Mr. Dotson can not now be determined.

         The Company has entered into an agreement with Cherie Dunn, who will provide market strategy and brand development consulting services to the Company. In this agreement, the Company agreed to issue options to purchase 5,000 shares of Common Stock at a purchase price per share of $.10 and 65,000 shares of Common Stock at a purchase price per share of $.25. Certain of the $.25 optioned shares are subject to forfeiture upon the occurrence of certain events.


                                                      PART IV.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Documents filed as part of this report:

1.  Financial Statements:

          Independent Auditor's Report ........................................................................F-1

          Balance Sheet as of June 30, 1998 .................................................................. F- 2

          Income Statement for the period from October 28, 1997 (Date of Inception)
                     through June 30, 1998 ................................................................... F- 3

          Statement of Stockholders' Equity for the period from October 28, 1997 (Date of
                     Inception) through June 30, 1998 .........................................................F- 4

          Statement of Cash Flows for the period from October 28, 1997 (Date of Inception)
                     through June 30, 1998  .................................................................. F- 5

          Notes to Financial Statements .......................................................................F- 6

2.  Financial Statement Schedules:

          None


3.  Exhibits:

         The following exhibits are filed with this Annual Report or are incorporated herein by reference:

Exhibit No.         Description

3.01              Certificate of  Incorporation  of the Company is  incorporated  herein by reference from the  Company's  Registration  Statement  on Form  SB-2 (SEC  File No.  333-41635)  filed
                  December 29, 1997, Item 27, Exhibit 3.01.
3.02              Bylaws  of  the  Company  is  incorporated   herein  by  reference  from  the  Company's
                  Registration  Statement on Form SB-2 (SEC File No.  333-41635)  filed December 29, 1997,
                  Item 27, Exhibit 3.02.
4.01              Specimen  Common  Stock  Certificate  is  incorporated  herein  by  reference  from  the
                  Company's  Registration  Statement on Form SB-2 (SEC File No.  333-41635) filed December
                  29, 1997, Item 27, Exhibit 4.01.
4.02              Warrant  Agreement  dated  December  15, 1997  between the  Company and  American  Stock
                  Transfer  & Trust  Company  is  incorporated  herein  by  reference  from the  Company's
                  Registration  Statement on Form SB-2 (SEC File No.  333-41635)  filed December 29, 1997,
                  Item 27, Exhibit 4.02.
4.03              First  Amendment  to  Agreement  dated March 31, 1998  between the Company and  American
                  Stock  Transfer  Company  & Trust  Company  is  incorporated  herein by  reference  from
                  Amendment  No. 2 to the  Company's  Registration  Statement on Form SB-2/A (SEC File No.
                  333-41635) filed April 21, 1998, Item 27, Exhibit 4.03.
10.01             Agreement  dated  November  15, 1997 between the Company and LS Capital  Corporation  is incorporated  herein by  reference  from the  Company's  Registration  Statement on Form
                  SB-2 (SEC File No. 333-41635) filed December 29, 1997, Item 27, Exhibit 10.01.
10.02             Employment  Agreement  dated  December  1, 1997 by and  between  the Company and Greg J.
                  Micek is incorporated herein by reference from the Company's  Registration  Statement on
                  Form SB-2 (SEC File No. 333-41635) filed December 29, 1997, Item 27, Exhibit 10.02.
10.03             Stock Option  Agreement dated December 1, 1997 executed by the
                  Company  in favor of Greg J. Micek is  incorporated  herein by reference from  Amendment No. 1 to the Company's  Registration
                  Statement  on Form  SB-2/A  (SEC  File  No.  333-41635)  filed
                  February 27, 1998, Item 27, Exhibit 10.03.
10.04             Stock  Option  Agreement  dated  December  17, 1997  executed by the Company in favor of
                  Dudley R.  Anderson is  incorporated  herein by reference  from  Amendment  No. 1 to the
                  Company's  Registration  Statement  on  Form  SB-2/A  (SEC  File  No.  333-41635)  filed
                  February 27, 1998, Item 27, Exhibit 10.04.
10.05             Stock  Option  Agreement  dated  December  1, 1997  executed  by the Company in favor of
                  Kevin Dotson is  incorporated  herein by reference from Amendment No. 1 to the Company's
                  Registration  Statement  on Form  SB-2/A (SEC File No.  333-41635)  filed  February  27,
                  1998, Item 27, Exhibit 10.05.
10.06             Stock Option  Agreement  dated  December 1, 1997 executed by the Company in favor of G-2
                  Advertising  is  incorporated  herein by reference from Amendment No. 1 to the Company's
                  Registration  Statement  on Form  SB-2/A (SEC File No.  333-41635)  filed  February  27,
                  1998, Item 27, Exhibit 10.06.
10.07             First  Amendment  dated  April  14,  1998 to  Agreement  dated
                  November   15,  1997   between  the  Company  and  LS  Capital
                  Corporation is incorporated herein by reference from Amendment
                  No. 2 to the Company's  Registration  Statement on Form SB-2/A
                  (SEC  File No.  333-41635)  filed  April  21,  1998,  Item 27,
                  Exhibit 10.07.
10.08             Agreement  dated  April 20,  1998  between  the Company and LS
                  Capital  Corporation is incorporated  herein by reference from
                  Amendment  No. 2 to the  Company's  Registration  Statement on
                  Form SB-2/A  (SEC File No.  333-41635)  filed April 21,  1998,
                  Item 27, Exhibit 10.08.
10.09             Asset  Purchase  Agreement  dated  July 31,  1998 by and among
                  Market Data Corporation and Time Financial Services,  Inc. (as
                  sellers) and the Company (as purchaser) is incorporated herein by reference from the Company's (SEC File No. 0-24001) Current
                  Report on Form 8-K dated July 31,  1998,  Item  7(c),  Exhibit
                  10.01.
10.10             Agreement  dated August 3, 1998 by and between  Equitrust  Mortgage  Corporation and the
                  Company is  incorporated  herein by reference from the Company's  Current Report on Form
                  8-K dated July 31, 1998 (SEC File No. 0-24001), Item 7(c), Exhibit 10.02.
10.11             Promissory Note dated August 3, 1998 in the original principal amount of $50,000  made payable by the Company to the order of
                  Equitrust  Mortgage  Corporation  is  incorporated  herein  by reference from the Company's  Current Report on Form 8-K dated
                  July 31,  1998  (SEC File No.  0-24001),  Item  7(c),  Exhibit
                  10.02.
21.01             Subsidiaries of Registrant
99.01             The Company's 1998  Consultant  Compensation  Plan is  incorporated  herein by reference from the Company's  Registration  Statement on Form S-8 (SEC File No.  333-55979)  filed
                  June 3, 1998, Item 8, Exhibit

          (b)     Reports on Form 8-K

                  The Registrant filed a report on Form 8-K dated July 31, 1998, reporting on the Registrant's agreement to acquire all of the assets of an on-line daily financial publication known as "Wall Street Whispers."


                                            INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
   JVWeb, Inc.
   Houston, Texas

We have audited the accompanying balance sheet of JVWeb, Inc., a Delaware corporation, as of June 30, 1998, and the related statements of expenses, stockholders' equity, and cash flows for the period from inception (October 28, 1997) to June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JVWeb, Inc., as of June 30, 1998, and the results of its operations and its cash flows for the initial period then ended in conformity with generally accepted accounting principles.



MALONE & BAILEY, PLLC
Houston, Texas

September 10, 1998

                                   JVWeb, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                               As of June 30, 1998


                                   ASSETS

Cash                                                                                   $     412
Employee advance                                                                           2,550
Inventory                                                                                  5,305
Prepaid legal expenses                                                                    19,500

     Total Current Assets                                                                 27,767

Office equipment and furniture (net of $530
     accumulated depreciation)                                                             3,860

Deposit on purchase of subsidiary                                                         25,000

     Total Assets                                                                      $  56,627


      LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable                                                                       $   7,481
Notes payable to founding shareholder                                                     38,000
Note payable                                                                               1,250

     Total Liabilities                                                                    46,731

Preferred stock, $0.01 par, 10,000,000
     shares authorized, no shares issued or
     outstanding                                                                            -
Common stock, $0.01 par, 50,000,000 shares
     authorized, 7,170,000 shares issued and
     outstanding                                                                          71,700
Paid-in capital                                                                          112,816
Accumulated deficit during
     the development stage                                                              (174,620)

     Total Stockholders' Equity                                                            9,896

     Total Liabilities & Stockholders' Equity                                          $  56,627











                                See notes to financial statements.

                                            JVWeb, Inc.
                                   (A Development Stage Company)
                                         Income Statement
                         Period from October 28, 1997 (Date of Inception)
                                       Through June 30, 1998


REVENUES                                                                               $     190
COST OF SALES                                                                                 48

        Gross Margin                                                                         142

EXPENSES
     General and administrative                                                          174,338
     Depreciation                                                                            530
                                                                                         174,868

        Operating (Loss)                                                                (174,726)

INTEREST INCOME                                                                              106

        Net Deficit Accumulated During
           Development Stage                                                           $(174,620)


NET LOSS PER COMMON SHARE                                                              $(   0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                             6,681,250

















                                See notes to financial statements.
                                               F - 3

                                   JVWeb, Inc.
                          (A Development Stage Company)
                        Statement of Stockholders' Equity
                Period from October 28, 1997 (Date of Inception)
                              Through June 30, 1998



                                                                                                         Accumulated
                                                                                                          Deficit
                                                                                                          During the
                                                               Common Stock               Paid-in         Development
                                                        Shares          Amount            Capital           Stage          Totals
Shares issued at inception
     to founding shareholder
        for cash                                        6,200,000      $ 62,000           $   7,516                      $  69,516

Shares issued for cash                                    700,000         7,000              48,000                         55,000

Shares issued for services                                200,000         2,000              58,000                         60,000

Shares issued as a deposit
     on purchase of subsidiary                             70,000           700             129,300                        130,000

Returnable shares                                                                          (130,000)                      (130,000)

Net (deficit)                                                                                              (174,620)      (174,620)

Balances, June 30, 1998                                 7,170,000      $ 71,700           $ 112,816       $(174,620)     $   9,896





                                        See notes to financial statements.
                                                        F-4

                                            JVWeb, Inc.
                                   (A Development Stage Company)
                                      Statement of Cash Flows
                         Period from October 28, 1997 (Date of Inception)
                                       Through June 30, 1998


CASH FLOW FROM OPERATIONS
  Net deficit                                                                        $  (174,620)
  Adjustments to reconcile net deficit to
   cash provided from operating activities
Depreciation                                                                                 530
       Common stock issued for services                                                   60,000
       Increase in employee advance                                                     (  2,550)
Increase in inventory                                                                   (  5,305)
       Increase in prepaid legal expenses                                               ( 19,500)
       Increase in accounts payable                                                        7,481

       NET CASH USED BY OPERATING ACTIVITIES                                            (133,964)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of office equipment & furniture                                              (  4,390)
  Deposit on purchase of subsidiary                                                     ( 25,000)

       NET CASH USED BY INVESTING ACTIVITIES                                            ( 29,390)

CASH FLOW FROM FINANCING ACTIVITIES
  Notes payable to founding shareholder                                                   38,000
  Note payable                                                                             1,250
  Issuance of common stock                                                               124,516

       NET CASH PROVIDED BY FINANCING ACTIVITIES                                         163,766

       NET INCREASE IN CASH                                                                  412

       CASH ON JUNE 30, 1998                                                           $     412














                       See notes to financial statements.
                                      F - 5

                                   JVWeb, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations. JVWeb, Inc. ("Company") was formed October 28, 1997 as a Delaware corporation. The Company was formed to market and develop internet sites as commercial sales outlets.

Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash and cash equivalents. For purposes of the cash flow statement, the Company considers highly liquid investments with maturities less than 90 days as cash and cash equivalents.

Inventories consist of imprinted sportswear and ad-specialty items. Inventories are stated at the lower of cost, determined on the first-in, first-out (FIFO) method, or market.

Office equipment and furniture are valued at cost. Maintenance and repair costs are charged to expense as incurred. Gains and losses on disposition of property and equipment are reflected in income. Depreciation is computed on the straight-line method for financial reporting purposes, based on estimated useful lives of 3 to 5 years.

Revenue and cost recognition. Revenues from merchandise sales are recognized when the merchandise is sold. All merchandise is sold over the internet using credit card payments. Advertising costs are expensed as incurred.

Income taxes. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to depreciation differences.


NOTE B - DEVELOPMENT STAGE OPERATIONS AND RELATED PARTY
             TRANSACTIONS

The founding shareholder contributed $69,516 cash for the initial common stock issued. The founding shareholder also loaned the Company $23,000 individually and $15,000 from a related company, both of which are due upon demand and accrue interest at 6%.

The Company entered into a three-year employment agreement with the founding shareholder in October 1997 which named him President of the Company and provided an annual salary of $60,000. The Company has not paid any wages to date.

In October 1997, the Company granted 2,000,000 stock options to purchase the Company's common stock at $0.10 per share to the founding shareholder. The options may be exercised at any time and expire in five years.

NOTE C - PREPAID LEGAL EXPENSES

In early May 1998, the Company issued 20,000 common stock options at their estimated fair market value of $0.25 per share to its attorney for services rendered. In late June 1998, the Company issued 50,000 shares to the same attorney. These shares are valued at their estimated fair value of $0.75 per share. As of June 30, 1998, $18,000 has been recorded as legal expense with the remainder of $19,500 shown as prepaid legal expense.


NOTE D - NOTE PAYABLE

The Company borrowed $1,250 from a former consultant. The loan is due upon demand and interest accrues at 6%.


NOTE E - OPERATING LEASES

The Company is obligated on a corporate office lease in Houston, Texas and on an electronic web site lease in Arizona on a month-to-month basis for a total of $1,500 per month.


NOTE F - CONSULTING AGREEMENTS

The Company has entered into two consulting agreements by which 250,000 options to purchase the Company's common stock at $0.25 per share have been issued, and a variable monthly cash retainer is paid. The options are subject to forfeiture on a prorata basis should the services terminate prior to the term of the agreement.

The Company has entered into four consulting agreements by which options to purchase the Company's common stock at prices approximating fair market value on the date of grant are issued at a rate of 100 shares per hour. As of June 30, 1998, 105,250 options have been granted under these agreements.

The Company entered into another consulting agreement which it canceled in August 1998. The Company issued 50,000 shares as compensation under this agreement, and does not believe it is liable for any additional amounts.


NOTE G - STOCK OPTIONS

As permitted under Statement of Financial Accounting Standards (SFAS) No. 123 (Accounting for Stock-Based Compensation), the Company has continued to apply Accounting Principles Board (APB) Opinion No. 25 (Accounting for Stock Issued to Employees) and related interpretations. Accordingly, no compensation expense has been recognized for the stock options. The Company has granted options pursuant to its stock option plan. Grants are made at management's discretion, and are compensation for services. As of June 30, 1998 a total of 4,041,250 options were outstanding and exercisable with the following exercise prices:

                                    2,233,250          at         $ 0.10
                                    1,500,000          at           1.00
                                      308,000          at           0.25

Outstanding options expire in 5 years from date of grant, and are 100% exercisable at date of grant.

NOTE H - FINANCING

As of September 10, 1998, the Company has not achieved significant sales volume. Only temporary equity financing has been secured to date.


NOTE I - SUBSEQUENT EVENTS

The Company entered into an Asset Purchase Agreement in July 1998 with Time Lending Services, Inc. to purchase all the assets of a publication called "Wall Street Whispers." The purchase price of the publication is $140,000. The Company has paid $45,000 ($25,000 as of June 30, 1998) in cash, and issued 70,000 shares of the Company's common stock on June 29, 1998. The balance of the purchase price, $95,000, is due by October 15, 1998. Any proceeds realized from the sale of the common stock by the seller will be deducted from the balance due, and any shares not sold will be returned to the Company once the balance due has been paid in full.



NOTE I - SUBSEQUENT EVENTS (Continued)

The Company received $50,000 in August 1998 from Equitrust Mortgage Corporation ("Equitrust") pursuant to an agreement dated August 3, 1998 which states if the Company files a registration statement (SB-2) within 90 days from the date of the loan, the note will automatically convert into 200,000 shares of the Company's common stock. Further, upon registration, Equitrust will purchase another 200,000 shares for $50,000. The Company received a $5,000 deposit on this transaction in August 1998. Further, Equitrust has an option to purchase an additional 100,000 shares of common stock for $25,000.

The Company entered into two consulting agreements in July 1998. The term of both agreements is six months, and 75,000 shares will be issued as payment for the consulting services.

The Company entered into two consulting agreements in August 1998. The term of both agreements is one year, and a total of 101,900 shares will be issued in monthly installments as payment for the consulting services.

In August 1998, the Company agreed to issue an additional 45,060 shares of its common stock to an existing corporate shareholder without additional compensation. The shareholder had distributed shares of the Company to its shareholders as a dividend, which resulted in short positions which the Company agreed to cover.

                                                     SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, JVWeb, Inc. has duly caused this annual report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

September 23, 1998                               JVWEB INC.


                                                 By: /s/ Greg J. Micek
                                                 Greg J. Micek
                                                 Principal Executive Officer,
                                                 Principal Financial Officer and
                                                 Principal Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                        Title                               Date

/s/ Greg. J. Micek                          Director and President              September 23, 1998
Greg J. Micek                               (Principal Executive Officer
                                            and Principal Financial Officer)

/s/ Lewis E. Ball                           Director                             23, 1998


                                 EXHIBITS INDEX

Exhibit
Number        Description

3.01          Certificate of  Incorporation  of the Company is  incorporated  herein by reference from the
                  Company's  Registration  Statement on Form SB-2 (SEC File No.  333-41635) filed December
                  29, 1997, Item 27, Exhibit 3.01.
3.02              Bylaws  of  the  Company  is  incorporated   herein  by  reference  from  the  Company's
                  Registration  Statement on Form SB-2 (SEC File No.  333-41635)  filed December 29, 1997,
                  Item 27, Exhibit 3.02.
4.01          Specimen  Common Stock  Certificate is  incorporated  herein by reference from the Company's
                  Registration  Statement on Form SB-2 (SEC File No.  333-41635)  filed December 29, 1997,
                  Item 27, Exhibit 4.01.
4.02              Warrant  Agreement dated December 15, 1997 between the Company and American  Stock  Transfer & Trust Company is  incorporated herein by reference from the Company's  Registration Statement on Form SB-2 (SEC File No. 333-41635) filed December 29, 1997,
                  Item 27, Exhibit 4.02.
4.03          First  Amendment  to Agreement  dated March 31, 1998 between the Company and American  Stock
                  Transfer  Company & Trust Company is  incorporated  herein by reference  from  Amendment
                  No. 2 to the Company's  Registration  Statement on Form SB-2/A (SEC File No.  333-41635)
                  filed April 21, 1998, Item 27, Exhibit 4.03.
10.01             Agreement  dated  November  15, 1997 between the Company and LS Capital  Corporation  is incorporated  herein by  reference  from the  Company's  Registration  Statement on Form
                  SB-2 (SEC File No. 333-41635) filed December 29, 1997, Item 27, Exhibit 10.01.
10.02             Employment  Agreement  dated  December  1, 1997 by and  between  the Company and Greg J.
                  Micek is incorporated herein by reference from the Company's  Registration  Statement on
                  Form SB-2 (SEC File No. 333-41635) filed December 29, 1997, Item 27, Exhibit 10.02.
10.03             Stock Option  Agreement dated December 1, 1997 executed by the
                  Company  in favor of Greg J. Micek is  incorporated  herein by reference from  Amendment No. 1 to the Company's  Registration
                  Statement  on Form  SB-2/A  (SEC  File  No.  333-41635)  filed
                  February 27, 1998, Item 27, Exhibit 10.03.
10.04             Stock  Option  Agreement  dated  December  17, 1997  executed by the Company in favor of
                  Dudley R.  Anderson is  incorporated  herein by reference  from  Amendment  No. 1 to the
                  Company's  Registration  Statement  on  Form  SB-2/A  (SEC  File  No.  333-41635)  filed
                  February 27, 1998, Item 27, Exhibit 10.04.
10.05             Stock  Option  Agreement  dated  December  1, 1997  executed  by the Company in favor of
                  Kevin Dotson is  incorporated  herein by reference from Amendment No. 1 to the Company's
                  Registration  Statement  on Form  SB-2/A (SEC File No.  333-41635)  filed  February  27,
                  1998, Item 27, Exhibit 10.05.
10.06             Stock Option  Agreement  dated  December 1, 1997 executed by the Company in favor of G-2
                  Advertising  is  incorporated  herein by reference from Amendment No. 1 to the Company's
                  Registration  Statement  on Form  SB-2/A (SEC File No.  333-41635)  filed  February  27,
                  1998, Item 27, Exhibit 10.06.
10.07             First  Amendment  dated  April  14,  1998 to  Agreement  dated
                  November   15,  1997   between  the  Company  and  LS  Capital
                  Corporation is incorporated herein by reference from Amendment
                  No. 2 to the Company's  Registration  Statement on Form SB-2/A
                  (SEC  File No.  333-41635)  filed  April  21,  1998,  Item 27,
                  Exhibit 10.07.
10.08             Agreement  dated  April 20,  1998  between  the Company and LS
                  Capital  Corporation is incorporated  herein by reference from
                  Amendment  No. 2 to the  Company's  Registration  Statement on
                  Form SB-2/A  (SEC File No.  333-41635)  filed April 21,  1998,
                  Item 27, Exhibit 10.08.
10.09             Asset  Purchase  Agreement  dated  July 31,  1998 by and among
                  Market Data Corporation and Time Financial Services,  Inc. (as
                  sellers) and the Company (as purchaser) is incorporated herein by reference from the Company's (SEC File No. 0-24001) Current
                  Report on Form 8-K dated July 31,  1998,  Item  7(c),  Exhibit
                  10.01.
10.10             Agreement  dated August 3, 1998 by and between  Equitrust  Mortgage  Corporation and the
                  Company is  incorporated  herein by reference from the Company's  Current Report on Form
                  8-K dated July 31, 1998 (SEC File No. 0-24001), Item 7(c), Exhibit 10.02.
10.11             Promissory Note dated August 3, 1998 in the original principal amount of $50,000  made payable by the Company to the order of
                  Equitrust  Mortgage  Corporation  is  incorporated  herein  by reference from the Company's  Current Report on Form 8-K dated
                  July 31,  1998  (SEC File No.  0-24001),  Item  7(c),  Exhibit
                  10.02.
21.01             Subsidiaries of Registrant
99.01             The Company's 1998  Consultant  Compensation  Plan is  incorporated  herein by reference from the Company's  Registration  Statement on Form S-8 (SEC File No.  333-55979)  filed
                  June 3, 1998, Item 8, Exhibit 4.2.
