Form 10QSB
period 1998-09-30
JVWEB INC
filed 1998-11-16
CIK 1051902

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: September 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_No __


APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE  PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court Yes
   No  ___

APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares of common stock, $0.01 par value, outstanding as of September 30, 1998: 7,903,100 shares

Transitional Small Business Disclosure Format (check one):   Yes [  ]  No  [ X]

                                   JVWEB, INC.
                         PERIOD ENDED SEPTEMBER 30, 1998

                                      INDEX

PART I.  FINANCIAL INFORMATION

                                                                                                       Page
         Item 1.  Financial Statements

         Condensed financial statements of JVWeb, Inc.:

              Balance sheet as of September 30, 1998                                                      3

              Income  statements for the three months ended September 30, 1998 and period from October 28, 1997 (Date of Inception)
                  through September 30, 1998                                                              4

              Statement of stockholders' equity for the period from October
                  28, 1997  (Date of Inception) through September 30, 1998                                5

              Statements  of  cash  flows  for  the  three  months  ended
                  September  30, 1998 and period from  October 28, 1997 (Date of
                  Inception) through September 30, 1998                                                    6

              Notes to financial statements                                                                7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  And Results of Operations                                                                8

PART II. OTHER INFORMATION

         Item 2.   Changes in Securities and Use of Proceeds                                               9

         Item 6.  Exhibits and Reports on Form 8-K.                                                         9

                             (a)Exhibits

                             (b)Reports on Form 10-K
SIGNATURE                                                                                                 10

PART 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                                  JV WEB, INC.
                          (A Development Stage Company)
                                  Balance Sheet
                            As of September 30, 1998
                                    UNAUDITED

         ASSETS

Cash                                                                                    $  6,539
Inventory                                                                                  8,946
Prepaid legal expenses                                                                    19,500
                                                                                          ------
                                                                                          34,985

Office equipment and furniture
  (net of $725 accumulated depreciation)                                                   3,665
                                                                                        --------

                                    TOTAL ASSETS                                        $ 38,650
                                                                                        ========


         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                                      $ 14,797
  Notes payable - founding shareholder                                                    38,000
  Note payable - other                                                                     1,250
                                                                                        --------
         TOTAL CURRENT LIABILITIES                                                        54,047

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par, 10,000,000
         shares authorized, no shares issued
         or outstanding                                                                      -

   Common stock, $.01 par, 50,000,000
         shares authorized, 7,903,100 shares
         issued and outstanding                                                           79,031
   Paid in capital                                                                       259,668
   Accumulated deficit during the
         development stage                                                              (354,096)
                                                                                        --------
                                                                                        ( 15,397)
                                                                                        ---------

         TOTAL LIABILITIES AND
                  STOCKHOLDERS' EQUITY                                                  $ 38,650
                                                                                        ========









                                        See notes to financial statements.

                                  JV WEB, INC.
                          (A Development Stage Company)
                                Income Statements
                 Three Months Ended September 30, 1998, and the
                      Period from October 28, 1997 (Date of
                      Inception)Through September 30, 1998
                                    UNAUDITED

                                                                                   3 Months               Inception
                                                                                     Ended                 Through
                                                                                    Sept.30               Sept. 30

REVENUES                                                                         $    16,315             $  16,505
COST OF SALES
                                                                                                                48
                                                                                    ---------              ---------

                                    Gross Margin                                  $   16,315                16,457

EXPENSES
  General and administrative                                                       $ 195,596               369,868
  Depreciation                                                                           195                   725
                                                                                   ---------             ---------

Net deficit accumulated during the
  development stage                                                                $(179,476)            $(354,096)
                                                                                    =========             =========


Net loss per common share                                                              ($.02)
Weighted average shares outstanding                                                7,261,638



























                                        See notes to financial statements.

                                  JV WEB, INC.
                          (A Development Stage Company)
                        Statement of Stockholders' Equity
                Period from October 28, 1997 (Date of Inception)
                           Through September 30, 1998
                                    UNAUDITED

                                                                                                     Accumulated
                                                                                                       Deficit
                                                                                                      During the
                                                      Common Stock                   Paid in        Development
                                                   Shares           Amount           Capital            Stage               Totals

Shares issued at
  inception to
  founding
  shareholder,
  for cash                                       6,200,000         $62,000           $ 7,516                               $ 69,516

Shares issued for:
  Cash                                           1,150,240          11,502           163,738                                175,240
  Services                                         482,860           4,829            89,114                                 93,943

Shares issued as a
  deposit on purchase
  of subsidiary                                     70,000             700           129,300                                130,000

Returnable shares                                                 (130,000)         (130,000)

Net deficit                                                                                           $(354,096)           (354,096)
                                                  ---------      ---------         ----------         ---------            --------

Balances,
  September 30, 1998                             7,903,100         $79,031          $259,668          $(354,096)          $( 15,397)
                                                 =========         =======          ========          ==========           =========












                       See notes to financial statements.

                                  JV WEB, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                 Three Months Ended September 30, 1998, and the
                      Period from October 28, 1997 (Date of
                                   Inception)
                           Through September 30, 1998
                                    UNAUDITED

                                                                                   3 Months               Inception
                                                                                     Ended                 Through
                                                                                    Sept.30               Sept. 30
CASH FLOWS FROM OPERATIONS
  Net deficit                                                                      $(179,476)            $(354,096)
  Adjustments to reconcile net deficit
         to cash provided from operating
         activities
         Depreciation                                                                    195                   725
         Common stock issued for services                                             33,943                93,943
         Write off of deposits on purchase
           of subsidiary                                                              55,000                55,000
         Decrease in employee advance                                                  2,550
         Increase in inventory                                                      (  3,641)             (  8,946)
         Increase in prepaid legal expense                                                                ( 19,500)
         Increase in accounts payable                                                  7,316                14,797
                                                                                   ---------             ---------
NET CASH USED BY OPERATING ACTIVITIES                                               ( 84,113)             (218,077)
                                                                                   ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment and furniture                                                                     (  4,390)
  Deposits on purchase of subsidiary                                                ( 30,000)             ( 55,000)
                                                                                   ---------             ---------
NET CASH USED BY INVESTING ACTIVITIES                                               ( 30,000)             ( 59,390)
                                                                                   ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Notes payable to founding shareholder                                                                     38,000
  Note payable - other                                                                                       1,250
  Issuance of common stock                                                           120,240               244,756
                                                                                   ---------             ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                            120,240               284,006
                                                                                   ---------             ---------

         NET INCREASE IN CASH                                                          6,127                 6,539

         CASH ON JUNE 30, 1998                                                           412
                                                                                   ---------             ---------

         CASH ON SEPTEMBER 30, 1998                                                $   6,539             $   6,539
                                                                                   =========             =========













                       See notes to financial statements.

                                  JV WEB, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of JV Web, Inc., a Texas corporation ("Company"), have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended June 30, 1998, as reported in Form 10-KSB, have been omitted.


NOTE B - COMPREHENSIVE INCOME

As of July 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income, which establishes new rules for the reporting on net income and comprehensive income. As of September 30, 1998, the Company's reporting is not affected by this pronouncement.


NOTE C - DEPOSIT FORFEITURE

The Company entered into an agreement on July 31, 1998 to acquire a financial publication known as "Wall Street Whispers" from Time Financial Services, Inc. ("seller") for $140,000. As of September 30, 1998, $55,000 had been paid for this purchase. Due to stock market volatility and Company concerns about overall financing, the Company agreed to terminate the purchase obligation, and seller was permitted to retain the $55,000. Consequently, the Company has recorded a loss on this acquisition attempt.






















ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS

         The period ending September 30, 1998 was one of continued development of the Company's business model. The Company maintains, on an on-going basis, active efforts in pursuing its dual growth strategy: 1) having a strong fee for service division, and 2) establishing joint ventures with proven brands.

         In its fee for service division, the company is establishing the core technical resources required to be a Strategic Internet Services Company. In the joint venture division, the Company continues to evaluate branding opportunities to partner up with.

         The revenues for the quarter , reported as $16,315, were consulting fee revenues that are one-time fees.

     The material elements of the general and administrative expenses for the quarter of $195,596 were: 1) common stock issued for services, $33,943, 2) the write-off due to the termination of discussions on the acquisition of the Whispers newsletter, $55,000, and 3) general operating expenditures of $84,113. The Company has reduced operating expenditures significantly in the present quarter in response to the termination of the Wall Street Whispers acquisition discussed below.

         On July 31, 1998, the Company entered into an Asset Purchase Agreement (the "Agreement") to acquire all of the assets (collectively, the "Assets") comprising a financial publication know as "Wall Street Whispers" (the "Publication"). The Agreement provided for periodic installment payments on the purchase price for the Assets and that title to the Assets would be transferred to the Company upon full payment of the purchase price. Subsequent to the execution of the Agreement, the decline in the stock market during August 1998, the subsequent stock market volatility and the Company's concerns related to the overall financing of the transaction, raised serious doubts as to the desirability of consummating the acquisition of the Publication. After the extension of the closing date for the acquisition and sale of the Assets twice, and after an exhaustive analysis of this acquisition and the consideration of several additional acquisition opportunities, the Company proposed to the sellers of the Assets that they mutually terminate the proposed sale and acquisition of the Publication. On October 30, 1998, the Company and such sellers executed a termination agreement and mutual releases, mutually terminating the proposed sale and acquisition. Consistent with the terms of the Agreement, the sellers were permitted to retain all prior payments on the purchase price for the Assets, which totaled $55,000.

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the quarter ended September 30, 1998, the Company issued to George Gearner 20,000 shares of the Company's common stock ("Common Stock") for services rendered having a value determined to be $2,400. This issuance is claimed to be exempt pursuant to Regulation D under the Act.

         On May 12, 1998, the Company's Registration Statement on Form SB-2 (Commission File No. 333-43379) was declared effective by the U.S Securities and Exchange Commission. The Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998 contained a detail discussion of the securities registered by this Registration Statement. This discussion remains true and correct as of the end of the quarter ended September 30, 1998 except in certain regards discussed in the remainder of this paragraph. First, the Common Stock and the Company's Class A Warrants ("Class A Warrants") have commenced trading. In addition, 10,240 Class A Warrants have been exercised, and proceeds from such exercises in the aggregate amount of $10,240 have been received by the Company. All such proceeds have been used for general corporate purposes and were paid to persons other than directors and officers of the Company and persons owning more than 10% of any class of equity securities of the Company. Moreover, the Company believes that LS Capital Corporation has sold material numbers of the shares of Common Stock and Class A Warrants previously owned by it.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibits are filed with this Quarterly Report or are incorporated herein by reference:

                  Exhibit
                  Number   Description

                   27      Financial Data Schedule

         (b)      Reports on Form 8-K

                  The Registrant filed a Current Report on Form 8-K dated August 13, 1998 reporting on the execution of an agreement to acquire the assets of a financial publication named "Wall Street Whispers."

                  The  Registrant  filed a  Current  Report  on Form  8-K  dated
                  November  6,  1998   reporting  on  the   termination  of  the
                  acquisition of Wall Street Whispers.

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

                             JVWEB, INC.
                             (Registrant)


                             By: /s/Greg J. Micek

                             Greg J. Micek, President
                             (Principal Executive Officer, Principal
                             Financial Officer and Principal Accounting Officer)

Dated: November 16, 1998






                                                  EXHIBITS INDEX

           Exhibit
           Number             Description


           27              Financial Data Schedule