Form 10QSB
period 1998-12-31
JVWEB INC
filed 1999-02-12
CIK 1051902

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: December 31, 1998

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _________

                        Commission file number: 000-24001

                                   JVWEB, INC.
        (Exact name of small business issuer as specified in its charter)

       Delaware                                           76-0552098
State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization                              Identification No.)

  5444 Westheimer, Suite 2080, Houston, Texas                    77056
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

         The number of shares of common stock, $0.01 par value, outstanding as December 31, 1998: 7,974,160 shares

Transitional Small Business Disclosure Format (check one):   Yes         No   X_

                                   JVWEB, INC.
                         PERIOD ENDED DECEMBER 31, 1998

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                       Page

         Item 1.  Financial Statements

         Condensed financial statements of JVWeb, Inc.:

              Balance sheet as of December 31, 1998                                  3
                Income statements for the three and six months ended  December 31,
                  1998 and period  from  October  28,  1997 (Date of  Inception)
                  through  December  31, 1997 and from October 28, 1997 (Date of
                  Inception) to December 31, 1998                                    4

                Statement of stockholders' equity for the period from October
                  28, 1997  (Date of Inception) through December 31, 1998            5

                     Statements of cash flows for the nine months ended December
                  30, 1998  and period from October  28, 1997  (Date of
                  Inception) through December 31, 1997 and period from
                  October 28, 1997 (Date of Inception) to December
                  31, 1998                                                            6

              Notes to financial statements                                           7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  And Results of Operations                                           9

PART II. OTHER INFORMATION

         Item 2.   Changes in Securities and Use of Proceeds                         10

         Item 6.  Exhibits and Reports on Form 8-K.
                                                                                     10

                             (a)Exhibits

SIGNATURE                                                                            10

PART 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                                   JVWeb, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                             As of December 31, 1998
                                    Unaudited


                      ASSETS

Cash                                                                                  $      505
Inventory                                                                                  8,946
Prepaid legal expenses                                                                     4,300

     Total Current Assets                                                                 13,751

Office equipment and furniture (net of $969
     accumulated depreciation)                                                             3,421
                                                                                           -----

     Total Assets                                                                      $  17,172
                                                                                       =========


      LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable                                                                       $  19,437
Notes payable to related parties                                                         102,500
                                                                                       ---------

     Total Liabilities                                                                   121,937

Preferred stock, $0.01 par, 10,000,000
     shares authorized, no shares issued or
     outstanding                                                                            -
Common stock, $0.01 par, 50,000,000 shares
     authorized, 7,974,160 shares issued and
     outstanding                                                                          79,742
Paid-in capital                                                                          295,595
Accumulated deficit during
     the development stage                                                              (480,102)
                                                                                        --------

     Total Stockholders' Equity                                                          (104,765)
                                                                                         --------

     Total Liabilities & Stockholders' Equity                                          $  17,172
                                                                                       =========


                                   JVWeb, Inc.
                          (A Development Stage Company)
                                Income Statements
              For the Three and Six Months Ended December 31, 1998,
           October 28, 1997 (Date of Inception) to December 31, 1997,
            and the Period From October 28, 1997 (Date of Inception)
                              to December 31, 1998
                                    Unaudited


                                                        3 Months              6 Months             Inception             Inception
                                                          Ended                 Ended               Through               Through
                                                         Dec. 31,              Dec. 31,             Dec. 31,              Dec. 31,
                                                           1998                  1998                 1997                  1998


REVENUES                                                                                           $      167            $      190
COST OF SALES                                                                                                                    48
                                                                                                         ----                   ---

    Gross Margin                                                                                          167                   142

EXPENSES
    General & administrative                            $ 125,762             $ 305,043                42,828               479,381
    Depreciation                                              244                   439                                         969
                                                        ---------              ---------              ----------            --------

                                                          126,006               305,482                42,828               480,350
                                                        ---------             ---------            ----------             ---------

    Operating (Loss)                                     (126,006)             (305,482)            (  42,661)             (480,208)

INTEREST INCOME                                                                                                                 106
                                                        ----------            ----------           -----------             ---------
    Net deficit accumulated
       during the development
       stage                                            $(126,006)            $(305,482)           $(  42,661)            $(480,102)
                                                        =========             =========            ==========             =========


NET LOSS PER COMMON SHARE                               $(    .02)            $(    .04)           $(     .01)            $(    .07)

WEIGHTED AVERAGE COMMON
       SHARES OUTSTANDING                               7,894,160             7,497,080             6,200,000             6,968,832

                                   JVWeb, Inc.
                          (A Development Stage Company)
                        Statement of Stockholders' Equity
                Period from October 28, 1997 (Date of Inception)
                            Through December 31, 1998

                                                                                                           Deficit
                                                                                                           During the
                                                              Common Stock              Paid-in            Development
                                                      Shares            Amount          Capital             Stage           Totals

Shares issued at
    inception to founding
     shareholder for cash                           6,200,000         $  62,000        $   7,516                          $  69,516

Shares issued:
  for cash                                            700,000             7,000           48,000                             55,000
  for services                                        200,000             2,000           58,000                             60,000
  deposit on purchase
   of subsidiary                                       70,000               700          129,300                            130,000

Returnable shares                                                                       (130,000)                          (130,000)

Net (deficit)                                                                                            $(174,620)        (174,620)
                                                   ----------            -------        ---------        ----------       ----------
Balances, June 30,
 1998 (Audited)                                     7,170,000            71,700          112,816          (174,620)           9,896
                                                   ----------         ---------        ---------         ---------        ---------

Shares issued:
    for cash                                          620,240             6,202          116,976                            123,178
    for services                                      358,860             3,589           66,454                             70,043

Shares returned from
    subsidiary purchase
      deposit                                      (   70,000)         (    700)             700

Fractional shares issued                               45,060               451         (    451)

Shares repurchased from
    founding shareholder                           (  150,000)         (  1,500)        (    900)                          (  2,400)

Net deficit                                                                                               (305,482)        (305,482)
                                                    ---------          ---------        ---------         ---------        ---------

Balance, December 31,
 1998 (Unaudited)                                   7,974,160         $  79,742        $ 295,595         $(480,102)       $(104,765)
                                                   ==========         =========        =========         =========        =========

                                   JVWeb, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                        For the Six Months Ended December
                 31, 1998, Period from October 28, 1997(Date of
                         Inception)to December 31, 1997,
            and the period from October 28, 1997 (Date of Inception)
                              to December 31, 1998
                                    Unaudited


                                                                         6 Months               Inception               Inception
                                                                          Ended                  Through                 Through
                                                                       December 31,            December 31,            December 31,
                                                                           1998                    1997                    1998

CASH FLOWS FROM OPERATIONS
   Net deficit                                                           $( 305,482)            $(  42,661)             $( 480,102)
   Adjustments to reconcile net
     deficit to cash provided
       from operating activities
         Depreciation                                                           439                                            969
         Common stock issued for
           services                                                          70,043                                        130,043
         Write off of deposits on
           purchase of subsidiary                                            55,000                                         55,000
Net changes in:
           Employee advance                                                   2,550
           Inventory                                                      (   3,641)                                     (   8,946)
           Prepaid legal expenses                                            15,200                                      (   4,300)
           Accounts payable                                                  11,956                                         19,437
                                                                         ----------                                     ----------
     NET CASH USED BY OPERATING
         ACTIVITIES                                                       ( 153,935)             (  42,661)              ( 287,899)
                                                                         ----------             ----------              ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of office equipment
     and furniture                                                                                                       (   4,390)
   Deposit on purchase of subsidiary                                      (  30,000)                                     (  55,000)
                                                                         ----------             -----------             ----------
     NET CASH USED BY INVESTING
         ACTIVITIES                                                       (  30,000)                                     (  59,390)
                                                                         ----------             -----------             ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Notes payable to founding
     shareholder                                                             64,500                     833                102,500
   Reduction of note payable                                             (    1,250)
   Issuance of common stock                                                 120,778                  69,516                245,294
                                                                         ----------             -----------             ----------
     NET CASH PROVIDED BY FINANCING
       ACTIVITIES                                                           184,028                  70,349                347,794
                                                                         ----------             -----------             ----------

     NET INCREASE (DECREASE) IN CASH                                             93                  28,688                    505
     CASH BEGINNING                                                             412
                                                                         ----------             -----------             -----------

     CASH ENDING                                                         $      505             $    28,688             $      505
                                                                         ==========             ===========             ==========

                                   JVWeb, Inc.
                          NOTES TO FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of JVWeb, Inc., a Texas corporation ("Company"), have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on From 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended June 30, 1998, as reported in Form 10-KSB, have been omitted.


NOTE B - DEPOSIT FORFEITURE

The Company entered into an agreement on July 31, 1998 to acquire a financial publication known as "Wall Street Whispers" from Time Financial Services, Inc. ("Seller") for $140,000. As of December 31, 1998 $55,000 had been paid for this purchase. Due to stock market volatility and Company concerns about overall financing, the Company agreed to terminate the purchase obligation, and Seller was permitted to retain the $55,000. Consequently, the Company has recorded a loss on this acquisition attempt.

NOTE C - CONSULTING AGREEMENT

The Company entered into an agreement with a consultant on October 1, 1998. The Company agreed to issue 120,000 options at $0.50 per share as compensation for 2 years of consulting services.

NOTE D - STOCK OPTIONS

As permitted under Statement of Financial Accounting Standards (ASFAS) No. 123 (Accounting for Stock-Based Compensation), the Company has continued to apply Accounting Principles Board (AAPB) Opinion No. 25 (Accounting for Stock Issued to Employees) and related interpretations. Accordingly, no compensation expense has been recognized for the stock options. The Company has granted options pursuant to its stock option plan. Grants are made at management's discretion, and are compensation for services. At December 31, 1998 a total of 4,161,250 options were outstanding and exercisable with the following exercise prices:

                                            3,756,250     at    $0.10
                                              285,000     at    $0.25
                                              120,000     at    $0.50

Options that have been granted and are outstanding expire in 5 years from date of grant, and are 100% exercisable at date of grant.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS

SUMMARY

In general, JVWeb is structured to pursue two main business activities: 1) the joint venturing of Brands that have strong on-line commerce potential, and 2) the building of a strong fee for service division to deepen our capabilities. In this past quarter, management refined its focus on building a strong fee for service division. A significant percentage of the resources of the company were devoted to developing a well-defined marketing campaign around very specific consulting services that emphasized the strengths of the company. At the present time, JVWEb has no significant contracts signed as a result of these efforts. Management anticipates seeing the benefits of this effort in the quarter ending March 31, 1999.

We have established three profit centers within our fee for service division. The first is a web-hosting service, based in Phoenix, Arizona. The second is the web development capabilities of Lernout & Hauspie that we market in the U.S. The third is the strategic internet services consulting that is the core expertise of JVWEb.

Among the resources that have been established to initiate the marketing of a fee for service division are the previously announced web-hosting facility (co-located with GTE), as well as the offices being established in New York and San Francisco. The company continues to build on its relationship with Lernout & Hauspie (L&H). Management, for example, is exploring opportunities to leverage the capabilities of L&H in the U.S., while offering its web-hosting and other services to L&H in Europe. We are hopeful that these efforts will produce significant revenue growth for us. However, at this time, we have not signed any significant contracts as a result of these efforts.

INCOME STATEMENT
Revenue. Management had previously announced its first web-hosting customer at the end of this quarter. Revenue for web-hosting will initiate in January, 1999, and we are hopeful it will grow as new customers are added. Management also is hopeful consulting revenue will initiate in the quarter ending March 31, 1999.

General and Administrative Expenses. Out of the total G&A expenditures for the quarter, 44%, or $55,000 was due to the write-off of accumulated expenditures related to the aborted acquisition of Wall Street Whispers. Management is continuing to have discussions with the owners of Whispers for a joint marketing relationship around the Whispers newsletter, however, no agreement has been reached at this time on that possibility.

A material percentage of the remaining G&A expenditures represented travel and organizational costs associated with the establishment of a presence in New York and California, as well as the pursuit of development with L&H in their Ipswich (London) office. Additional expenditures were incurred in establishing the web hosting capability in Phoenix, Arizona.

Remaining G&A expenditures were related to the costs of being a public company, including the associated costs of maintaining a fully reporting status with the S.E.C.

BALANCE SHEET

Cash. The principal shareholder and related parties, continue to fund the minimal operations of the company on an as-needed basis.

Inventory. Inventory of $8,946 represents merchandise related to the Dadandme and Frogletz product lines. Management continues to explore relationships and joint venture opportunities that will support a marketing campaign to build these on-line brands. At this time, no such talks are in serious discussion stages.

Accounts Payable. As of February 15, 1999, a majority of the costs, which were associated with the establishment of JVWeb as a public company, have been paid.

Notes Payable to Related Parties.  We anticipate paying off these notes in 1999.

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

For services rendered (and agreed to be rendered in a written contract) having a value determined to be $24,000, the Company agreed to issue over the next two years to a person providing services to the Company options to purchase an aggregate of 120,000 shares of the Company's common stock at an exercise price of $.50 per share. This issuance is claimed to be exempt pursuant to Regulation D under the Act.

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

                            JVWEB, INC.
                            (Registrant)


                             By: /s/Greg J. Micek

                             Greg J. Micek, President
                             (Principal Executive Officer, Principal
                             Financial Officer and Principal
                             Accounting Officer)

Dated: February 12, 1999






                                 EXHIBITS INDEX

           Exhibit
           Number             Description


           27              Financial Data Schedule