Form 10QSB
period 1999-03-31
JVWEB INC
filed 1999-05-24
CIK 1051902

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: March 31, 1999

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

     The number of shares of common stock, $0.01 par value, outstanding as March 31, 1999: 8,441,135 shares

Transitional Small Business Disclosure Format (check one):   Yes         No   X_

                                   JVWEB, INC.
                           PERIOD ENDED MARCH 31, 1999

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                                      Page

         Item 1.  Financial Statements

         Condensed financial statements of JVWeb, Inc.:

              Balance sheet as of March 31, 1999                                                                      3

              Income statements for the three and nine months ended  March 31,
                  1999 , three months ended March 31, 1998 and from October 28, 1997 (Date
                  of Inception) to March 31, 1999 and 1999                                                            4

              Statements of cash flows for the three and nine months ended March
                  30,  1999,  the three  months  ended March 31, 1998 and period from  October 28, 1997 (Date of  Inception)  to March 31, 1999
                  and 1998                                                                                            5

              Notes to financial statements                                                                           6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  And Results of Operations                                                                           7

PART II. OTHER INFORMATION

         Item 2.   Changes in Securities and Use of Proceeds                                                          8

         Item 6.  Exhibits and Reports on Form 8-K.                                                                   8

                             (a)Exhibits

SIGNATURE                                                                                                             8

PART 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                                            JVWeb, Inc.
                                   (A Development Stage Company)
                                           Balance Sheet
                                       As of March 31, 1999
                                             Unaudited


                      ASSETS

Cash                                                                                  $   5,104
Inventory                                                                                 8,946
Prepaid legal expenses                                                                    4,300
                                                                                          -----

     Total Current Assets                                                                18,350

Office equipment and furniture (net of
     $1,335 accumulated depreciation)                                                     3,055
                                                                                      ---------

     Total Assets                                                                     $  21,405
                                                                                      =========




      LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable                                                                      $  39,938
Notes payable to related parties                                                        130,200
                                                                                      ---------

     Total Liabilities                                                                  170,138

Preferred stock, $0.01 par, 10,000,000
     shares authorized, no shares issued or
     outstanding                                                                           -
Common stock, $0.01 par, 50,000,000 shares
     authorized, 8,441,135 shares issued and
     outstanding                                                                         84,411
Paid-in capital                                                                         502,186
Accumulated deficit during
     the development stage                                                             (735,330)
                                                                                       --------

     Total Stockholders' Equity                                                        (148,733)
                                                                                       --------

     Total Liabilities & Stockholders' Equity                                         $  21,405
                                                                                      =========

                                   JVWeb, Inc.
                          (A Development Stage Company)
                                Income Statements
               For the Three and Nine Months Ended March 31, 1999,
                     The Three Months Ended March 31, 1998,
            and the Period From October 28, 1997 (Date of Inception)
                           to March 31, 1998 and 1999
                                    Unaudited

                                                      3 Months         9 Months          3 Months        Inception         Inception
                                                        Ended           Ended             Ended           Through            Through
                                                       Mar. 31,         Mar. 31,          Mar. 31,         Mar. 31,         Mar. 31,
                                                        1999             1999              1998             1998               1999

         REVENUES                                                    $  16,315                                           $  16,505
         COST OF SALES                                                                                                          48
                                                                     ---------                                           ---------
           Gross Margin                                                 16,315                                              16,457
                                                                     ---------

         EXPENSES
           General & administrative                $ 252,244           572,230        $  52,168         $  91,897          746,852
           Depreciation                                  366               805              202               202            1,335
                                                   ---------         ---------        ---------         ---------        ---------

                                                     252,610          573,035           305,482            92,099          748,187
                                                   ---------        ---------         ---------        ---------          ---------

           Operating (Loss)                         (252,610)        (556,720)         (305,482)         ( 92,099)        (731,730)
                                                                                                                          ----------

         Interest income                                                                    223               390              390
         Interest (expense)                         (  2,618)        (  3,990)                                            (  3,990)
                                                    ---------         ---------       ---------         ---------          ---------

         Net deficit accumulated
           during the development stage             $(255,228)        $(560,710)       $( 52,147)        $( 91,709)       $(735,330)
                                                    =========         =========        =========         =========        =========



         NET LOSS PER COMMON SHARE                     $(.03)            $(.07)           $(.01)            $(.01)           $(.10)

         WEIGHTED AVERAGE COMMON
           SHARES OUTSTANDING                      8,283,135         7,771,429        6,430,000         6,430,000        7,641,723


                                   JVWeb, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
               For the Three and Nine Months Ended March 31, 1999,
                     The Three Months Ended March 31, 1998,
            and the Period From October 28, 1997 (Date of Inception)
                           to March 31, 1998 and 1999
                                    Unaudited

                                                    3 Months          9 Months         3 Months         Inception        Inception
                                                      Ended            Ended            Ended            Through          Through
                                                    Mar. 31,          Mar. 31,         Mar. 31,          Mar. 31,         Mar. 31,
                                                      1999              1999             1998              1998             1999
CASH FLOWS FROM OPERATIONS
  Net deficit                                       $(255,228)        $(560,710)       $( 52,147)        $( 91,709)       $(735,330)
  Adjustments to reconcile net
    deficit to cash provided
    from operating activities
  Depreciation                                           366               805              202               202            1,335
  Common stock issued for
    services                                         196,260           266,303            5,000             6,000          326,303
  Write off of deposits on
    purchase of subsidiary                                              55,000                                              55,000
  Net changes in:
         Employee advance                                                2,550          (  2,550)         (  2,550)
         Inventory                                                       3,641)                                           (  8,946)
         Prepaid legal expenses                                         15,200                                            (  4,300)
         Accounts payable and
           accrued expenses                           17,883            28,377                                              39,938
                                                   ---------         ---------        ---------          ---------       ---------
NET CASH USED BY OPERATING
  ACTIVITIES                                        (153,935)         ( 42,661)        ( 49,445)         ( 88,007)        (326,000)
                                                    ---------         ---------        ---------         ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of office equipment
    and furniture                                                                      (  3,640)         (  3,640)        (  4,390)
  Deposit on purchase
    of subsidiary                                                     ( 30,000)                          ( 55,000)        ( 55,000)
                                                   ---------          ---------       ---------          ---------        ---------
NET CASH USED BY INVESTING
  ACTIVITIES                                                          ( 30,000)        (  3,640)         ( 58,640)        ( 59,390)
                                                   ---------         ---------        ---------         ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loans from related parties                          27,700            90,950                                             130,200
  Common stock issued to
    founding shareholder for cash                                                                          67,249           67,249
  Sales of common stock
    for cash                                          15,000           135,778           55,000            55,000          193,045
                                                   ---------         ---------        ---------         ---------        ---------
NET CASH PROVIDED BY FINANCING
  ACTIVITIES                                          42,700           226,728           55,000           122,249          390,494
                                                   ---------         ---------        ---------         ---------        ---------

NET INCREASE (DECREASE) IN CASH                        4,599             4,692            1,915            30,602            5,104
CASH - Beginning of period                               505               412           28,687                 0                0
                                                   ---------         ---------        ---------         ---------        ---------

     - End of period                               $   5,104         $   5,104        $  30,602         $  30,602        $   5,104
                                                   =========         =========        =========         =========        =========


                                   JVWeb, Inc.
                          Notes to Financial Statements


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of JVWeb, Inc., a Texas corporation ("Company"), have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission (`SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on From 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended June 30, 1998, as reported in Form 10-KSB, have been omitted.

MANAGEMENT'S DISCUSSION AND ANALYSIS

SUMMARY

In general, JVWeb is structured to pursue two main business activities: 1) the joint venturing of Brands that have strong on-line commerce potential, and 2) the building of a strong fee for service division to deepen our capabilities. In this past quarter, management launched its fee for service division by opening its New York offices and in establishing its Phoenix-based web hosting facility. A significant percentage of the resources of the company was devoted to developing a well-defined marketing campaign around very specific consulting services that emphasized the strengths of the company. At the present time, JVWeb has no significant contracts signed as a result of these efforts. Management anticipates seeing the benefits of this effort in the year ending June 30, 1999.

We have established three profit centers within our fee for service division. The first is a web-hosting service, based in Phoenix, Arizona. The second is the web development capabilities of Lernout & Hauspie that we market in the U.S. The third is the strategic internet services consulting that is the core expertise of JVWeb.

The company continues to build on its relationship with Lernout & Hauspie (L&H). Management, for example, is exploring opportunities to leverage the capabilities of L&H in the U.S., while offering its web-hosting and other services through L&H into Europe. We are hopeful that these efforts will produce significant revenue growth for us. However, at this time, we have not signed any significant contracts as a result of these efforts.

INCOME STATEMENT

Revenue. Management had previously announced its first web-hosting customer at the end of this quarter. Revenue for web-hosting has begun in April, 1999, and we are hopeful it will grow as new customers are added. Management also is hopeful consulting revenue will initiate in the year ending June 30, 1999.

General and Administrative Expenses. A material percentage of the G&A expenditures represented travel and organizational costs associated with the establishment of a presence in New York and California, as well as the pursuit of development with L&H in their Ipswich (London) office. Additional expenditures were incurred in establishing the web hosting capability in Phoenix, Arizona.

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

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     For services rendered (and agreed to be rendered in a written contract) having a value determined to be $90,000, the Company agreed to issue to a person providing legal services to the Company an aggregate of 80,000 shares of the Company's common stock. This issuance is claimed to be exempt pursuant to Regulation D under the Act.

     On May 12, 1998, the Company's Registration Statement on Form SB-2 (Commission File No. 333-43379) was declared effective by the U.S Securities and Exchange Commission. The Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998 contained a detail discussion of the securities registered by this Registration Statement. This discussion remains true and correct as of the end of the quarter ended March 31, 1999 except in certain regards discussed in the remainder of this paragraph. First, the Common Stock and the Company's Class A Warrants ("Class A Warrants") have commenced trading. In addition, 10,240 Class A Warrants have been exercised, and proceeds from such exercises in the aggregate amount of $10,240 have been received by the Company. All such proceeds have been used for general corporate purposes and were paid to persons other than directors and officers of the Company and persons owning more than 10% of any class of equity securities of the Company. Moreover, the Company believes that LS Capital Corporation has sold material numbers of the shares of Common Stock and Class A Warrants previously owned by it.

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

                                        JVWEB, INC.
                                        (Registrant)


                                        By: /s/Greg J. Micek

                                        Greg J. Micek, President
                                        (Principal Executive Officer, Principal
                                        Financial Officer and Principal
                                        Accounting Officer)

Dated: May 24, 1999

                                 EXHIBITS INDEX

           Exhibit
           Number             Description


           27              Financial Data Schedule