Form 10KSB
period 1999-06-30
JVWEB INC
filed 1999-10-13
CIK 1051902

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 1999           Commission File Number 0-24001

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

Indicate by check mark whether registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended June 30, 1999 were $220,825.

The aggregate market value of the voting stock held by non-affiliates of the registrant on October 8, 1999 was $1,248,000. The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of October 8, 1999 was 9,490,557.

Transitional Small Business Disclosure format (Check one): YES [ ]  NO [X]

                                      INDEX

                                                                                                        Page Number
                                     PART I.

Items 1. & 2.     Business and Properties.                                                                    _____

Item 3.           Legal Proceedings.                                                                          _____

Item 4.           Submission of Matters to a Vote of Security Holders.                                        _____

                                    PART II.

Item 5.           Market for the Registrant's Common Equity and Related
                  Stockholder Matters.                                                                        _____

Item 6.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                                                        _____

Item 7.           Financial Statements.                                                                       _____

Item 8.  Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.                                                        _____

                                    PART III.

Item 9.           Directors, Executive Officers, Promoters and Control
                  Persons; Compliance with Section 16(a) of the Exchange Act.                                 _____

Item 10.          Executive Compensation.                                                                     _____

Item 11.          Security Ownership of Certain Beneficial Owners and
                  Management.                                                                                 _____

Item 12.          Certain Relationships and Related Transactions.                                             _____

                                    PART IV.

Item 13.          Exhibits and Reports on Form 8-K.                                                           _____


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

         At the time the Company was formed, electronic commerce opportunities were expected to arise in several different ways. However, the Company expected primarily to offer products, services, content and advertising by means of sites on the World Wide Web (the "Web") of the Internet. The Company expected that the products, services, content and advertising would usually be offered by joint ventures between the Company and established businesses although occasionally they would be offered directly by the Company itself. In the case of joint ventures, the Company expected to contribute technical expertise and (in certain instances) financial assistance in developing the joint ventures' Web sites, while the joint venture partners would be responsible for furnishing the joint ventures' products or services, the content for the joint ventures' Web sites, and the related business expertise. This area of the Company's business is referred to herein as the brands-under-management division. The Company also expected secondarily to develop a fee-for-service division to sell the technological, marketing and other abilities that the Company had acquired or in the future may acquire. From time to time the Company has given a greater emphasis to one of these division over the other. The Company's business continues in a developmental stage.

         The address of the Company is 5444 Westheimer, Suite 2080, Houston, Texas 77056, and its telephone number is 713/622-9287. The Company's own Web site is located at http://www.jvweb.com. Information contained in the Company's Web site shall not be deemed to be a part of this Annual Report.

                                  RISK FACTORS

          In addition to the other information in this Annual Report, the following risk factors, among others, should be considered carefully in evaluating the Company and its business.

         1. Our extremely limited operating history makes an evaluation of us and our future extremely difficult. The Company was incorporated in October 1997. Upon incorporation, the Company continued preliminary work commenced by the founder of the Company several months earlier. In view of the length of its operating history, you may have difficulty in evaluating the Company and its business and prospects. You must consider our business and prospects in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. This is particularly true of companies in new and rapidly evolving markets such as electronic commerce. Such risks include an evolving and unpredictable business model and the management of possible rapid growth. To address these risks, we must successfully undertake most of the following activities:

         *        Continue to develop the strength and quality of our operations
         *        Maximize the value delivered to our clients
         *        Enhance our current and future brands
         *        Develop and increase our customer bases
         *        Implement and successfully execute our business and marketing strategy
         *        Continue to develop and upgrade our technology and transaction
                    -processing systems
         *        Respond to competitive developments
         *        Identify and pursue suitable electronic commerce opportunities
         *        Identify and enter into binding agreements with suitable joint venture partners
         *        Create and constantly improve our Web sites
         *        Provide superior customer service and order fulfillment
         *        Attract, retain and motivate qualified personnel.
         *        Identify and consummate suitable acquisitions

There can be no assurance that we will be successful in undertaking such activities. Our failure to address successfully our risks could materially and adversely affect our business, prospects, financial condition and results of operations. Moreover, the Company has incurred net losses since inception. As of June 30, 1999, we had an accumulated deficit of $1,311,827.

         2. Quarterly, seasonal and other fluctuations in our business and operating results may materially and adversely affect the trading price of our Common Stock. We expect that our operating results will fluctuate in the future due to a number of factors. We do not control many of these factors. These factors include the following:

         * The level of usage of the Internet * Demand for our products, services and advertising * Our ability to attract new customers at a steady rate * The productivity of our fee-for-service division * Our ability to attract and retain personnel with the necessary  strategic,  technical and creative  skills
                  required to service clients effectively
         *        Our   ability   to   pursue   suitable   electronic   commerce
                  opportunities,   enter  into  suitable   joint   ventures  and
                  consummate suitable acquisitions at a steady rate
         *        The rate at which we add or lose advertisers
         *        The rate at which we or our competitors introduce new
                    products, services or Web sites
         *        Pricing changes for Web-based products, services and
                    advertising
         *        Technical difficulties affecting our Web sites
         *        The amount and timing of capital expenditures and other costs relating to the expansion of our operations
         *        Costs relating to our marketing programs and acquisitions
         *        Client budgetary cycles
         *        Government regulation and legal developments regarding the use of the Internet
         *        General economic conditions and economic conditions specific to the Internet and Web sites.

To respond to changes in our competitive environment, we may occasionally make certain service, marketing or supply decisions or acquisitions. We may benefit from these decisions or acquisitions in the long run. However, in the short run, such decisions or acquisitions could materially and adversely affect our quarterly results of operations and financial condition. We also expect that (like other retailers) we may experience seasonality in our businesses in the future. Due to all of the foregoing factors, in some future quarter our operating results may fall below the expectations of investors and any securities analysts who follow our Common Stock. In such event, the trading price of our Common Stock could be materially adversely affected. Further, we believe that period-to-period comparisons of our financial results may not be very meaningful. Accordingly, you should not conclude that such comparisons indicate future performance.

         3. We expect to have future capital needs, and the procurement of additional financing to meet these needs is uncertain. We currently have no constant and continual flow of revenues. Our future liquidity and capital requirements will depend upon numerous factors, including the success of our existing and future services and the success of our Web sites. We anticipate that during fiscal 2000 we will need to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such additional funding (if needed) will be available on terms acceptable to us. Furthermore, debt financing (if available and undertaken) may involve restrictions limiting our operating flexibility. Moreover, if we issue equity securities to raise additional funds, the following results will or may occur:

         * The percentage ownership of our existing stockholders will be reduced
         * Our stockholders may experience additional dilution in net book value per share
         * The new equity securities may have rights, preferences or privileges senior to those of the holders of our Common Stock.

We can not now predict our additional capital requirements because of the uncertainty of our actual capital requirements. However, to pursue our business plan as desired, we believe that our future capital requirements will exceed our current financial position. We expect to finance our operations for fiscal 2000 through cash flow from operations, proceeds from the exercise of certain outstanding warrants and options to purchase shares of our Common Stock, and the possible private placement of our equity securities. We are looking for sources of additional capital. However, there can be no assurance that we will find such sources. If adequate funds are not available on acceptable terms, we may be prevented from pursing future opportunities, responding to competitive pressures or continuing our business as we have during fiscal 1999. Our failure to pursue future opportunities, respond properly to competitive pressures or continue our business in an appropriate manner could materially and adversely affect our business, results of operations and financial condition.

         4. We depend heavily on the Internet, and any adverse development with regard to the Internet could materially adversely affect us. Our future success substantially depends upon continued growth in the use of the Internet and the Web. Such growth seems necessary to support the sale of our products, services and advertising. Rapid growth in the use of the Internet and the Web is a recent phenomenon. There can be no assurance that communication or commerce over the Internet will become more widespread. In addition, if Internet use continues to grow significantly, there can be no assurance that the Internet infrastructure will remain adequate for supporting the increased demands placed upon it. The Internet could lose its viability due to either:

         * Delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity; or
         *        Increased governmental regulation

Changes in or insufficient availability of telecommunications services to support the Internet also could slow response times and adversely affect usage of the Web and our Web sites. The failure of the Internet use to continue to grow, or failure of the Internet infrastructure to support effectively growth that may occur, could materially adversely affect our business, operating results and financial condition.

         5. We are exposed to numerous risks due to potential future technological change. The Internet and electronic markets involve certain characteristics that expose our existing and future Web sites, technologies, service practices and methodologies to the risk of obsolescence. These characteristics included the following:

         *        Rapid changes in technology
         *        Rapid changes in user and customer requirements
         *        Frequent new service or product introductions embodying new technologies
         *        The emergence of new industry standards and practices

Our performance will partially depend on our ability to license leading technologies, enhance our existing services, and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The development of Web sites entails significant technical and business risks. There can be no assurance that we will use new technologies effectively or adapt our Web sites to consumer, vendor, advertising or emerging industry standards. Our inability (for technical, legal, financial or other reasons) to adapt in a timely manner to changing market conditions or customer requirements could materially adversely affect our business, results of operations and financial condition.

         6. We rely on a number of third parties, and such reliance exposes us to a number of risks. Our operations will depend on a number of third parties, some of which are specifically discussed herein. We will have limited control over these third parties. We will probably not have many long-term agreements with many of them. We do not own a gateway onto the Internet. Instead, we now and presumably always will rely on a network operating center to connect our Web sites to the Internet. We also will rely on a variety of technology that we will license from third parties. Our loss of or inability to maintain or obtain upgrades to any of these technology licenses could result in delays. These delays could materially adversely affect our business, results of operations and financial condition, until equivalent technology could be identified, licensed or developed and integrated. Furthermore, we will depend on hardware suppliers for prompt delivery, installation and service of servers and other equipment used to deliver our products and services. Our inability to maintain satisfactory relationships with such third parties on acceptable commercial terms, or the failure of such third parties to maintain the quality of products and services they provide at a satisfactory standard, could materially adversely affect our business, results of operations and financial condition. In addition, we will also depend upon Web browsers for access to the products, services and advertising that we will offer.

         7. We rely to a great extent on a specific strategic relationship, the loss of which could materially adversely affect us. We have developed a critical strategic relationship with Lernout En Hauspie, a company based in Germany,
regarding  several  business   relationships  relating  to  our  fee-for-service
division. We have entered into a legally binding agreement with Lernout En Hauspie, but there can be no assurance that this agreement would guarantee in practice our realization of the benefit of the bargain we tried to achieve by this agreement. The loss of our strategic relationship with Lernout En Hauspie could materially adversely affect our business, results of operations and financial condition.

         8. The success of our business depends to a great extent on the recruitment and retention of Internet professionals, and currently competition for these professionals is extremely intense. Our fee-for-service division is labor intensive. Accordingly, the success of this division partially depends on our and our subcontractors' abilities to identify, hire, train and retain consulting professionals who can provide the Internet strategy, technology, marketing, audience development and creative skills required by clients. There is currently a shortage of such personnel. This shortage is likely to continue for the foreseeable future. We and our subcontractors will have to compete intensely with other companies for qualified personnel. There can be no assurance that we and our subcontractors will attract, assimilate or retain other highly qualified technical, marketing and managerial personnel in the future. The inability to attract and retain the necessary technical, marketing and managerial personnel could materially and adversely affect our business, results of operations and financial condition.

         9. The acceptance of the Internet as a medium for commerce is uncertain, and the failure of the Internet to gain such acceptance could materially adversely affect us. For our business plan to succeed, a broad base of consumers, vendors and advertisers must adopt the Internet as a medium for commerce. We intend to target consumers, vendors and advertisers who have historically used traditional means of commerce to conduct business. Most of our customers, vendors and advertisers will have only limited experience with the Web as a commercial medium and may not find the Web as an effective medium for transacting business. Moreover, critical issues concerning the commercial use of the Internet remain unresolved and may affect the growth of Internet use or the attractiveness of conducting commerce by means of Web sites. These critical issues include the following:

         *        Ease of access
         *        Security
         *        Reliability
         *        Cost and quality of service
         *        Development of the necessary infrastructure (such as a
                    reliable network backbone)
         *        Timely development and commercialization of performance
                    improvements (including high speed modems)

         10. Electronic commerce is a developing market and involves considerable uncertainty. The electronic market for products, services and advertising has only recently begun to develop and is rapidly changing. As is typical for a new and rapidly evolving market, demand for products, services and advertising over the Internet is considerably uncertain. There exist few proven services and products. Since the market for electronic commerce on the Internet is new and evolving, predictions of the size and future growth (if any) of this market are difficult. Moreover, no standards have yet been widely accepted for the measurement of the effectiveness of Web-based advertising. There can be no assurance that such standards will develop sufficiently to support Web-based advertising as a significant advertising medium. In addition, there can be no assurance that advertisers will determine that banner advertising offered on Web sites is an effective or attractive advertising medium. Moreover, there can be no assurance that we will effectively transition to any other forms of Web-based advertising if they develop. Furthermore, certain advertising filter software programs are available that limit or remove advertising from an Internet user's desktop. If generally adopted by users, such software may materially and adversely affect the viability of advertising on the Internet. Our business, results of operations and financial condition could be materially adversely affected if any of the following events occur:

         * The markets for our electronic commerce fail to develop * The markets for our electronic commerce develop more slowly than expected * The markets for our electronic commerce become saturated with competitors * Our electronic commerce fails to achieve market acceptance

         11. The success of our business depends to a great extent on our ability to select excellent business opportunities. An integral part of our business strategy is the identification and pursuit of potentially successful electronic commerce opportunities. There can be no assurance that we will be able to identify successful electronic commerce opportunities or that we will be able to pursue these opportunities successfully even if identified. Some of the business opportunities that we have pursued in the past have failed to meet our expectations and have had to be abandoned. There is no specific criterion for selecting electronic opportunities. Accordingly, we will have significant flexibility in selecting such opportunities. Our failure to select good electronic commerce opportunities could materially and adversely affect our business, results of operations and financial condition.

         12. We have no assurance that our brands will be accepted. While we expect to offer the brands of other persons, we also intend to develop our own brands. We believe that, due to the growing number of Internet sites and the relatively low barriers to entry, the importance of brand recognition will increase as more companies engage in commerce over the Internet. Development and awareness of our brands will depend largely on our success in establishing and maintaining a position as a leader in Internet commerce and in providing high quality products and services. There can be no assurance that we will succeed in this regard. To attract and retain customers, vendors and advertisers and to promote and maintain our brands in response to competitive pressures, we may need to increase our marketing and advertising budgets or otherwise to increase substantially our financial commitment to creating and maintaining brand loyalty among vendors and consumers. Our business, results of operations and financial condition could be materially adversely affected if any of the following events occur:

         * We are unable to provide high quality products, services and advertising
         * We otherwise fail to promote and maintain our brands * We are unable to achieve or maintain a leading position in
               Internet commerce
         * We incur significant expenses in attempting to achieve or maintain a leading position in Internet commerce or to promote and maintain our brands

         13. Our failure to develop appealing content and graphic could materially adversely affect us. Content and (to a lesser degree) graphic development relating to our Web sites are key elements to the success of our brands-under-management division. If these sites fail to have solid content (which is modified on a continual basis) and appealing graphics, we expect that consumers, vendors and advertisers will not be attracted to, or will discontinue to visit and utilize, the sites. We expect that (as a consequence) we will fail to develop successfully our brands. We have relied and will continue to rely substantially on content and graphic development efforts of third parties. There can be no assurance that our current or future third-party providers will effectively implement our Web sites, or that their efforts will result in significant revenue to us. Any failure to develop and maintain high-quality and successful Web sites could materially and adversely affect our business, results of operations and financial condition.

         14. Electronic commerce involves a number of security risks. A significant barrier to electronic commerce and communications is the secure transmission of confidential information over public networks. We will rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary for secure transmission of confidential information. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography or other events or developments will not compromise or breach the algorithms we use to protect customer transaction data. Any such compromise of our security could materially and adversely affect our business, results of operations and financial condition. A party able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may need to expend significant capital and other resources to protect against the threat of such security breaches or to alleviate problems caused by such breaches. Concerns over the security of Internet transactions and the privacy of users may also inhibit the growth of the Internet generally, and the Web in particular, especially as a means of conducting commercial transactions. To the extent that our activities or the activities of third party contractors involve the storage and transmission of proprietary information (such as credit card numbers), security breaches could expose us to a risk of loss or litigation and possible liability. There can be no assurance that our security measures will prevent security breaches or that failure to prevent such security breaches will not materially and adversely affect our business, results of operations and financial condition.

         15. We expect to rely extensively on merchandise vendors and third party manufacturers over whom we will have little control. We expect that we will depend entirely upon vendors and third party manufacturers to supply merchandise for sale through our Web sites. We expect that the availability of merchandise is and will be unpredictable. We expect that we will generally have no long-term contracts or arrangements with our vendors and manufacturers that guarantee the availability of merchandise. There can be no assurance of the following:

         * That our current and future vendors and manufacturers will continue to sell merchandise to or manufacture merchandise for us or otherwise provide merchandise for sale through our Web sites
         * That we will be able to establish new vendor or manufacturer relationships that ensure merchandise will be available.

We will also rely on many of our vendors, manufacturers and joint venture partners to process and ship merchandise to customers. We will have limited control over the shipping procedures of our vendors, manufacturers and our joint venture partners. Shipments by these vendors, manufacturers and joint venture partners may be subject to delays. We expect that most merchandise we will sell will carry a warranty supplied either by the manufacturer or the vendor, and we will not be legally obligated to accept merchandise returns. Nonetheless, we may voluntarily accept returns from customers. We may or may not receive reimbursements from our vendors or manufacturers for accepting such returns. Our business, results of operations and financial condition could be materially adversely affected by any of the following events:

         * We are unable to develop and maintain satisfactory relationships with vendors and manufacturers on acceptable commercial terms
         *        We are unable to obtain sufficient quantities of merchandise
         * The quality of service provided by our vendors and manufacturers falls below a satisfactory standard
         *        Our level of returns exceeds our expectations

         16. We are exposed to the risk of system failure, and such a failure could materially adversely affect us. Our success largely depends upon communications hardware and computer hardware provided by a third party in a facility located in Arizona. Like all computer systems, this system is vulnerable to damage from earthquake, fire, floods, power loss, telecommunications failures, break-ins and similar events. Despite our security measures, our servers are also vulnerable to computer viruses, physical or electronic break-ins and similar disruptive problems. The occurrence of any of these problems could lead to interruptions, delays, loss of data or cessation in service to users of our services and products. We do not presently have redundant systems or a formal disaster recovery plan, although we are currently in the processing of developing these. We do not now and will not for the foreseeable future maintain business interruption insurance. Any system failure that interrupts or increases response times of our Web sites could result in less traffic to such sites. If sustained or repeated, such failure could reduce the attractiveness to consumers, vendors and advertisers of our products, services and advertising. In addition, a key element of our strategy is to generate a high volume of visits to and activity with respect to our Web sites. An increase in the volume of visits to our Web sites could strain the capacity of the software or hardware we use. This strain could lead to slower response time or system failures. Such events could adversely affect sales of products, services and advertising and the number of impressions received by advertising and thus our advertising revenues.

         17. Our success depends to a great extent on our ability to protect our intellectual property. The development of our brands depends significantly on the protection of our trademarks and trade names. We have registered the "JVWeb", "Dad & me", "familylifestyle" and "crisis communications" trademarks in the United States. We also claim common law trade name rights in these and other names. Nonetheless, there can be no assurance that we will be able to secure significant protection for these trademarks. Our current and future competitors or others may adopt product or service names similar to our trademarks, thereby impeding our ability to build brand identity and possibly leading to customer confusion. Our inability to protect our trademarks and trade names might materially and adversely affect our business, results of operations and financial condition. In addition, in the future third parties may claim certain aspects of our business infringe their intellectual property rights. While we are not currently subject to any such claim, any future claim (with or without merit) could result in one or more of the following:

         *        Significant litigation costs
         *        Diversion of resources, including the attention of management
         *        Our agreement to certain royalty and licensing arrangements

Any of these developments could materially and adversely affect our business, results of operations and financial condition. In the future, we may also need to file lawsuits to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversion of resources. Such costs and diversion could materially and adversely affect our business, results of operations and financial condition.

         18. We could be materially adversely affected by future regulatory changes and certain current regulations applicable to our business. We are not currently subject to direct regulation by any government agency in the United States, other than regulations applicable to businesses generally. There are currently few laws or regulations directly applicable to access to or commerce on the Internet. Due to the increasing popularity and use of the Internet, a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing and characteristics and quality of products and services. Such legislation could dampen the growth in use of the Web generally and decrease the acceptance of the Web as a communications and commercial medium. Such a development could materially and adversely affect our business, results of operations and financial condition. In addition, because our products and services will be available and sold over the Internet in multiple states and foreign countries and because we expect to sell to numerous consumers resident in such states and foreign countries, such a jurisdiction may claim that we are required to qualify to do business as a foreign entity in such jurisdiction. We are qualified to do business in only two states. Our failure to qualify to do business as a foreign entity in a jurisdiction where we are required to do so could subject us to taxes and penalties for the failure to qualify. Any application of laws or regulations of a jurisdiction in which we are not currently qualified could materially and adversely affect our business, results of operations and financial condition.

         19. Because of the nature of our business, we are exposed to a number of sources of other potential liabilities. Certain of our services will involve the development, implementation and maintenance of applications that are critical to the operations of our clients' businesses. Our failure or inability to meet a client's expectations in the performance of our services could injure our business reputation or result in a claim for substantial damages against us, regardless of our responsibility for such failure. We will attempt to limit contractually our damages arising from negligent acts, errors, mistakes or omissions in rendering our services. However, there can be no assurance that any contractual protections will be enforceable in all instances or would otherwise protect us from liability for damages. In addition, Internet users will be able to download certain materials from our Web sites and subsequently distribute the materials to others. Because of this, claims could be asserted against us (with or without merit) in the future on a variety of legal theories (including defamation, negligence and copyright and trademark infringement) depending on the nature and content of such materials. For example, we could be liable for any of the following:

         *        Libel for any defamatory information we provided about a
                    person
         *        Any losses incurred by a person in reliance on incorrect
                    information we negligently provided
         *        Copyright and trademark infringement resulting from
                    information we provided

Moreover, we expect that we may agree with third parties to provide links to such third parties' Web sites. A claimant might successfully argue that by providing such links, we are liable for wrongful actions by such third parties through such Web sites, for such matters as the following:

         *        Defamation
         *        Negligence
         *        Copyright and trademark infringement
         *        Losses resulting from the products and services sold by the third party.

We are in the process of procuring general liability insurance. Even if we procure this insurance, the insurance may not cover all potential claims or may not adequately indemnify us for all liability to which we are imposed. Any liability or legal defense expenses not covered by insurance or exceeding our insurance coverage could materially and adversely affect our business, operating results and financial condition.

         20. Our obligation to indemnify our officers and directors could prevent our recovery for losses caused by them. Our Bylaws provide that we must indemnify each director, officer, agent and/or employee to the maximum extent provided for in the General Corporation Law of Delaware. Further, we have purchased and maintain insurance on behalf of such persons. Such insurance may cover certain matters for which we do not have the power to indemnify such persons. Consequently, because of the actions of officers, directors, agents and employees, we could incur substantial losses and be prevented from recovering such losses from such persons. Further, the United States Securities and Exchange Commission maintains that indemnification is against the public policy expressed in the Securities Act of 1933 (the "Act"), and is therefore unenforceable.

         21. We are exposed to intense competition. The electronic commerce market (particularly on the Internet) is new, rapidly evolving and intensely competitive. Most of our current and potential competitors have longer operating histories, larger customer bases, longer relationships with clients and significantly greater financial, technical, marketing and public relations resources than we do, and could decide at any time to increase their resource commitments to our market. We expect competition to intensify in the future. There can be no assurance that existing or future competitors will not develop or offer services that provide significant performance, price, creative or other advantages over those we offer. Such a development could materially adversely affect our business, results of operations and financial condition. In addition, certain current competitors have established, and certain other current competitors (as well as future competitors) may in the future establish, cooperative relationships among themselves or directly with vendors to obtain exclusive or semi-exclusive sources of merchandise. Accordingly, new competitors or alliances among competitors and vendors may emerge and rapidly acquire market share. Increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise. As a result of their larger size, our competitors may be able to secure merchandise from vendors on more favorable terms than we can. Moreover, they may be able to respond more quickly to changes in customer preferences or to devote greater resources to the development, promotion and sale of their merchandise than we can. Any of these circumstances could materially adversely affect our business, results of operations and financial condition.

         22. Future acquisitions could expose us to numerous risks. As part of our business strategy, we may acquire complementary companies, products, services or technologies. Any acquisition would be accompanied by the risks commonly encountered in an transaction. Such risks include the following;

         *        Difficulty of assimilating the operations and personnel of th acquired companies
         *        Potential disruption of our ongoing business
         *        Inability  of  management  to  maximize  our  financial  and
                    strategic   position  through  the  successful
                  incorporation of acquired businesses and technologies
         *        Additional expenses associated with amortization of acquired intangible assets
         *        Maintenance of uniform standards, controls, procedures and policies
         *        Impairment  of  relationships  with  employees,  customers, vendors and advertisers as a result of any integration of new management personnel
         *        Potential unknown liabilities associated with acquired
                    businesses

There can be no assurance that we would be successful in overcoming these risks or any other problems encountered in connection with such acquisitions. Due to all of the foregoing, any future acquisition may materially and adversely affect our business, results of operations, financial condition and cash flows. Although we do not expect to use cash for acquisitions, we may be required to obtain additional financing if we choose to use cash in the future. There can be no assurance that such financing will be available on acceptable terms. In addition, if we issue stock to complete any future acquisitions, existing stockholders will experience further ownership dilution.

         23. We rely heavily upon certain directors and officers, and our limited management resources may not be sufficient for the future. We substantially depend upon the efforts and skills of Greg J. Micek, a director and the President of the Company. The loss of Mr. Micek's services, or his inability to devote sufficient attention to our operations, could materially and adversely affect our operations. We do not maintain key man life insurance on Mr. Micek. In addition, there can be no assurance that the current level of management is sufficient to perform all responsibilities necessary or beneficial for management to perform. Our success in attracting additional qualified personnel will depend on many factors, including our ability to provide them with competitive compensation arrangements, equity participation and other benefits. There is no assurance that we will be successful in attracting highly qualified individuals in key management positions.

         24. Our management has limited experience in certain aspects of our business. We believe that we have ample experience to manage our fee-for-service division. However, our brands-under-management division requires management experience of a different nature. We expect that we will generally have little or no direct experience in the management or operation of the types of businesses represented by the products and services we will offer through our brands-under-management division (either directly or through joint ventures) by means of Web sites. In the case of joint ventures, we expect that our joint venture partners will have a requisite level of experience. However, there can be no assurance that we will be familiar enough with the joint venture's proposed business to ascertain this. Because of our lack of experience, we may be more vulnerable than others to certain risks. We also may be more vulnerable to errors in judgment that could have been prevented by more experienced management. As a result, our lack of previous experience could materially and adversely affect our future operations and prospects.

         25. A certain stockholder of the Company has control of the Company, and cumulative voting and preemptive rights are denied to stockholders. Greg J. Micek, a director and the President of the Company, owns approximately 60.1% of the outstanding Common Stock (considered on an undiluted basis). Cumulative voting in the election of Directors is not provided for. Accordingly, the holder or holders of a majority of the outstanding shares of Common Stock (currently Mr. Micek) may elect all of our Board of Directors after completion of the offering. There are no preemptive rights in connection with our Common Stock. Thus, the percentage ownership of existing stockholders may be diluted if we issue additional shares in the future.

         26. The Company's authorized preferred stock exposes stockholders to certain risks. Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of Preferred Stock, par value $.01 per share. No shares of Preferred Stock were issued as of June 30, 1999. The authorized Preferred Stock constitutes what is commonly referred to as "blank check" preferred stock. This type of preferred stock allows the Board of Directors to divide the Preferred Stock into series, to designate each series, to fix and determine separately for each series any one or more relative rights and preferences and to issue shares of any series without further stockholder approval. Preferred stock authorized in series allows our Board of Directors to hinder or discourage an attempt to gain control of the Company by a merger, tender offer at a control premium price, proxy contest or otherwise. Consequently, the Preferred Stock could entrench our management. The market price of our Common Stock could be materially and adversely affected by the existence of the Preferred Stock.

         27. Our Common Stock has a limited float and limited trading market. Our Common Stock trades in the United States only in the over-the-counter market on the OTC Electronic Bulletin Board. Public trading of our Common Stock commenced on June 30, 1998. Thus far, the prices at which our Common Stock has traded have fluctuated fairly widely on a percentage basis. See "MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS." There can be no assurance as to the prices at which our Common Stock will trade in the future, although they may continue to fluctuate significantly. Prices for our Common Stock will be determined in the marketplace and may be influenced by many factors, including the following:

         *        The depth and liquidity of the markets for our Common Stock
         *        Investor perception of us and the industry in which we
                    participate
         *        General economic and market conditions

In addition to the preceding, only approximately 38.3% of the shares of Common Stock outstanding are held by persons not affiliated with the Company. This limited float may decrease the liquidity of our Common Stock from what it would be in a more active trading market. It could also cause holders of our Common Stock to retain their shares longer than they may want. The resulting limited liquidity may also have the effect of depressing the price of our Common Stock. We believe that the initial limited float will be eased to some extent over time as, if and when the following events occur:

         * Certain warrants to purchase our Common Stock are exercised * Shares of Common Stock subject to legal or contractual restrictions become freely tradeable * Freely tradeable shares are issued in connection with acquisitions * We undertake additional public offerings of additional shares of Common Stock

         28. We have outstanding a large number of shares of Common Stock that are eligible for sale under certain circumstances, and sales, or even the mere possibility of sales, of these shares may materially adversely of Common Stock . Approximately 9,490,557 shares of Common Stock are issued and outstanding. We believe that approximately 7,750,000 of these shares are "restricted securities" as that term is defined in Rule 144 promulgated under the Act. Rule 144 provides in general that a person (or persons whose shares are aggregated) who has satisfied a one-year holding period, may sell within any three month period, an amount which does not exceed the greater of 1% of the then outstanding shares of Common Stock or the average weekly trading volume during the four calendar weeks before such sale. The vast majority of the restricted shares have been outstanding for over one year and thus are eligible for sale under Rule 144. Rule 144 also permits the sale of shares, under certain circumstances, without any quantity limitation, by persons who are not affiliates of the Company and who have beneficially owned the shares for a minimum period of two years. Hence, the possible sale of these restricted shares may, in the future dilute an investor's percentage of freely tradeable shares and may depress the price of our Common Stock. Also, if substantial, such sales might also adversely affect our ability to raise additional equity capital. However, most of the approximately 7,750,000 shares believed to be "restricted securities" are held by affiliates of the Company and must (by law) be sold subject to the volume limitations of Rule 144 described above, thus restraining the number of shares that can sold in any period of time.

         29. We have the ability and the obligation to issue additional shares of Common Stock in the future, and such future issuance may materially adversely affect stockholders. We have registered an aggregate of 5,000,000 shares of Common Stock for issuance in possible future business combination transactions. All of these shares are still available for issuance in the future. For issuances of shares in connection with acquisitions, our Board of Directors will determine the timing and size of the issuances and the consideration required therefor. Our Board of Directors intends to use its reasonable business judgment to fulfill its fiduciary obligations to our then existing stockholders in connection with any such issuance. Nonetheless, future issuances of additional shares could cause immediate and substantial dilution to the net tangible book value of shares of Common Stock issued and outstanding immediately before such transaction. Any future decrease in the net tangible book value of such issued and outstanding shares could materially and adversely affect the market value of the shares. In addition, we have outstanding certain warrants to purchase shares of Common Stock. We also have the obligation to issue additional such warrants in the future. These warrants permit the holders to purchase shares of Common Stock at specified prices. These purchase prices may be less than the then current market price of our Common Stock. A total of approximately 7.5 million additional shares of Common Stock would be issued if all of the warrants currently outstanding (and we are obligated to issue in the future) were exercised. Any shares of Common Stock issued pursuant to these warrants would further dilute the percentage ownership of existing stockholders. The terms on which we could obtain additional capital during the life of these warrants may be adversely affected because of such potential dilution.

         30. The trading price of our Common Stock entails additional regulatory requirements, which may negatively affect such trading price. The trading price of our Common Stock has been below $5.00 per share. As a result of this price level, trading in our Common Stock is subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934. These rules require additional disclosure by broker-dealers in connection with any trades generally involving any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such rules require the delivery, before any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must determine the suitability of the penny stock for the purchaser and receive the purchaser's written consent to the transaction before sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our Common Stock affected. As a consequence, the market liquidity of our Common Stock could be severely limited by these regulatory requirements.

         31. Stockholders have no guarantee of dividends. The holders of our Common Stock are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available therefore. To date, we have paid no cash dividends. The Board of Directors does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in our business operations. If we obtain additional financing, our ability to declare any dividends will probably be limited contractually.

         32. The Company may have exposure to potential Year 2000 problems. We believe that we have no potential internal Year 2000 problems. Nonetheless, we recognize that the computer systems of financial institutions and other vendors with which we will do business could have Year 2000 problems that could adversely affect us. However, we have no greater exposure to these types of problems than other businesses in general. Nonetheless, we could be materially adversely affected by these problems in ways that can not now be quantified. However, to avoid being adversely affected by the Year 2000 problems of other persons, we have instituted a program of carefully screening persons and companies with which we will do a material amount of business and monitoring their efforts to avoid their own Year 2000 problems.

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

         Businesses seeking to realize the benefits provided by electronic commerce face a formidable series of challenges presented by the need to link business and marketing strategies, new and rapidly changing technologies and continuously updated content. The establishment and maintenance of a Web site to pursue electronic commerce requires significant technical expertise in a number of areas, such as electronic commerce systems, security and privacy technologies, application and database programming, mainframe and legacy integration technologies and advanced user interface and multimedia production. Marketing expertise in a number of areas (including the development of audiences, greater search engine presence, and broader ranges of links to the site) is also required. Apparently, few businesses (especially small, emerging and mid-sized businesses) have the time, money, and strategic, technical and creative skills to implement an electronic commerce strategy on their own. In addition, management believes that the novelty, complexity and rapid development of electronic commerce has left many businesses (especially small, emerging and mid-sized businesses) bewildered and reluctant to act, despite a strongly felt need to become involved in electronic commerce.

         Overall the Company believes that electronic commerce presents excellent business opportunities for the foreseeable future. Because of the relative novelty of electronic commerce, the Company believes that the market for electronic commerce is fairly wide-open, although market leadership has already been established in a number of respects. Nonetheless, plenty of opportunities still exist. The Company believes that customer unfamiliarity and the fragmented state of the electronic commerce market creates an opportunity for a company with fully integrated strategic, technical and creative Internet skills that can assist businesses. Despite the Company's optimism about the future of electronic commerce, the pursuit of a plan of a business plan based on electronic commerce is not without considerable risks. For more information about these risks, see "BUSINESS AND PROPERTIES - RISK FACTORS -We depend heavily on the Internet, and any adverse development with regard to the Internet could materially adversely affect us, -We are exposed to numerous risks due to potential future technological change, -- The acceptance of the Internet as a medium for commerce is uncertain, and the failure of the Internet to gain such acceptance could materially adversely affect us, -- Electronic commerce is a developing market and involves considerable uncertainty, -- Electronic commerce involves a number of security risks, -We are exposed to the risk of system failure, and such a failure could materially adversely affect us, -- We could be materially adversely affected by future regulatory changes and certain current regulations applicable to our business, and -- Because of the nature of our business, we are exposed to a number of sources of other potential liabilities.

                                    Web Sites

         The proper development and implementation of a Web site for a business involves a number of steps. First, a thorough study is undertaken to determine the likelihood that the business will succeed in electronic commerce. Once the study determines that the business is likely to succeed in electronic commerce, a strategy for developing a Web site is developed by a team composed of the business principals, advertising agency, web developer and content site manager. A domain name is agreed upon and obtained. The Web site is then "story boarded" or laid out conceptually and graphically. A web developer develops the structure of the Web site, including electronic commerce systems; host integration;
implementation of third-party applications and security technologies; and integration of hardware, software and Internet access products. A compelling user interface is created to attract and hold the attention of the target audience while conforming to brand images and marketing campaigns. A relationship with a third-party vendor is established to provide secure, state-of-the-art, high-availability Web site hosting and integrated services for e-mail and secure electronic commerce. Once operational, a Web site requires ongoing support services for content maintenance, site administration, technical problems, assistance with the hosting environment, and software support. As the Web site nears completion, electronic marketing objectives are developed to establish and increase Web site traffic, strengthen brand awareness and generate sales leads. Electronic media planning and purchasing, and electronic public relations are undertaken. This is followed by efforts to optimize the Web site's search engine presence, increase site access through hyperlink recruitment and disseminate key messages to Internet newsgroups, mailing lists and forums. Typically a Web site starts as a basic site costing several thousand dollars. It can then become increasingly more complex through the addition of more Web pages, links and commercial capability. Ultimately, an extremely complex Web site can cost several million dollars.

                               The JVWeb Solution

         The Company was founded to seek out and capitalize on business opportunities presented by electronic commerce. The Company believes that the anticipated migration from traditional shopping to electronic shopping, and the anticipated increase in the electronic dissemination of content, will present for the foreseeable future excellent business opportunities of at least two particular types. The first type of opportunities presented is to offer products, services and content that are now either not available at all or are available only to a limited extent in electronic commerce, and to offer new forms of advertising made available by the Internet. The second type of opportunities presented is to provide Internet services to persons offering or proposing to offer products, services, content or advertising in electronic commerce or offering. Because these two types of opportunities are very distinct, the Company has established two divisions to pursue these opportunities separately. These divisions are the Company's brands-under-management division and the Company's fee-for-service division. From time to time the Company has given a greater emphasis to one of these division over the other.

                            Fee-For-Services Division

         The Company's fee-for-services division provides clients with the vision, expertise and resources required to develop new strategies and improve business processes for electronic commerce. To capitalize on the opportunity presented by the rapid growth in electronic commerce, the Company has developed certain internal capabilities relating to electronic commerce and Internet services. Moreover, the Company has formed and continues to form certain strategic relationships with third parties to supplement the Company's internal capabilities to ensure that the Company offers a full, integrated ensemble of strategic, technical and creative skills required for electronic commerce and Internet services. In each consulting engagement, the client can contract for the specific services it requires, depending on the nature of the engagement and the capabilities of the client's organization. The Company expects to bill most of its engagements on a time and materials basis, although it may work on a fixed-price basis.

         The Company's fee-for-services division has been divided into three distinct functional areas. The first functional area of the Company's fee-for-services division provides strategic Internet services consulting. The services provided by this area of the fee-for-services division include the following:

         * strategy consulting regarding business and marketing strategies best suited for pursuing the client's business in electronic commerce

         * creation of a system or process design that defines the roles that the system or process will perform for meeting the client's strategic requirements

         *        development  of a  testable  version  of the  client's  system including all necessary programs and components and a compelling user interface for the system to enable it to attract and hold the attention of the client's target audience while conforming to the client's brand image and marketing campaigns

         * testing of the system in preparation of deployment into a full production system and installation of the system after all tests are completed

         * audience development to increase Web site traffic, strengthening brand awareness and generating sales leads

         * maintenance of the Web site and its content, and provision of technical support

While at one time the Company had planned on organizing a subsidiary that would employ a number of strategic Internet service consultants, the Company now plans on adding additional strategic Internet service consultants on a more gradual basis as qualified personnel can be hired.

         The second functional area of the Company's fee-for-services division involves Web site development. This area developed out of a strategic alliance that the Company formed during August 1998 with Heitmann S.A.C., a subsidiary of Lernout & Hauspie Speech Products ("L&H"), an international leader in the development of advanced speech technology for various commercial applications and products. In this connection, the Company and L&H have entered into a legally binding agreement with regard to their relationship. This agreement is not exclusive, and the Company expects to explore similar joint venture arrangements with other Web developers. As an outgrowth of the Company's Web site development services, the Company has developed a web-based communications service for targeting Advertising and Public Relations Agencies in North America. The Company's niche-marketing plan for this service was launched from the Company's New York satellite office in February 1999. Advertising and public relations agencies headquartered in New York City were introduced to the new high-tech, highly customized service. The Company expanded the marketing plan to San Francisco and London in March 1999. L&H will be primarily responsible for providing the actual Web site development services, while the Company will be primarily responsible for marketing the service. The Company expects to bill for these services on a time and materials basis. Fees received will be split equally between the Company and L&H. The Company is offering its web-based communication services over the Web site "crisis-communications.com", which was recently developed.

         The third functional area of the Company's fee-for-services division provides Web hosting services. In this connection, the Company has entered into a Web hosting agreement with GTE Internetworking, a division of GTE Corporation. Under the terms of this agreement, GTE makes available to the Company GTE's Web Advantage Service from GTE's worldwide secure global data-center based in Phoenix. GTE's Web Advantage Service is a high-performance, highly reliable, cost-effective Web hosting service. Under the terms of this agreement, the Company has access to a bandwidth of up to 10.0 Mbit/sec. This agreement allows the Company to expand and contract its use of GTE's services as the Company's traffic fluctuates. The charges that the Company will owe pursuant to the agreement will depend on the Company's usage. The initial term of this agreement is for one year. This agreement is renewable by the Company and is terminable by the Company upon 60 days prior written notice. The Company believes that the GTE agreement provides suitable Web hosting capacity for the foreseeable future. The Company also believes that providing hosting services is critical because hosting is an entry level service and creates the opportunity for offering and selling additional services. The Company is already providing Web hosting services to a major European government agency with a possible increase in Web hosting work for other agencies of this government. The Company will offer its Web hosting services over the Web site "webcatservers.com", which is now under development.

         The Company's objective regarding the fee-for-services division is to become and remain a leading Internet services provider. The Company's strategy to achieve this objective includes the following elements:

         Strengthen Position as an Internet Services Provider. The Company is continuing to strengthen its position as an Internet services provider in order to provide clients with superior Internet solutions. The Company intends to continue identifying, reviewing and integrating the latest Internet technologies and accumulating and deploying the best demonstrated practices for electronic commerce.

         Developing Brand. In a fragmented industry that lacks brands strongly identified with Internet services providers the Company believes that it will need to build a well-recognized brand for its fee-for-services division. The Company's brand development program will be designed to reinforce the message that the Company's fee-for-services division can provide a complete range of services to build and deploy e-commerce solutions. The Company intends to build and differentiate its fee-for-services division brand through excellent service and a variety of marketing and promotional techniques, including advertising on other Web sites and other media, conducting an ongoing public relations campaign and developing business alliances and partnerships.

         Develop Additional Strategic Relationships. The Company has developed a number of informal strategic relationships with advertisement agencies, web developers, site content managers, site hosts and other persons whose services are necessary to develop and implement an electronic commerce strategy. Few of these strategic relationships have yet resulted in legal binding relationships. While the Company intends to develop the ability to render many of these services internally, the Company also intends to continue developing strategic relationships so that the Company can have adequate access to such services for the foreseeable future.

                        Brands-Under-Management Division

         This division was formed for purposes of pursuing electronic commerce opportunities involving the sale of products and services in electronic commerce and the offering of content and advertising over the Internet. Although the Company expects to undertake some of these electronic commerce opportunities alone, the Company believes that it will undertake most of these electronic commerce opportunities through joint ventures with established, profitable businesses whose products, services or content (in most cases) are not currently being offered electronically. The Company would furnish expertise in electronic commerce (and in certain instances financial assistance) for an equity interest in the resulting electronic business, in lieu of an up-front payment of cash. Because of the Company's willingness to enter into such an arrangement, the Company expects to be an attractive joint venture partner for many established business seeking to become engaged in electronic commerce. This willingness will allow selected businesses to enter into electronic commerce with minimal financial investment and risk, while providing the Company with a substantial potential return for its services and financial contributions. The Company expects that for the foreseeable future the financial assistance that the Company will provide to a joint venture in which it participates may range from fairly minimal amounts to approximately $250,000 at the high end. In order to provide this financial assistance, the Company will have to procure funds from various sources, which are discussed above in "RISK FACTORS - We expect to have future capital needs, and the procurement of additional financing to meet these needs is uncertain." There can be no assurance that the Company will be successful in procuring these funds. From time to time the Company has given a greater emphasis to one of these division over the other. Although the Company is not as actively seeking joint venture opportunities as it once had, the Company intends to consider attractive joint venture electronic commerce opportunities as they are presented and as funds are available. As of the present, the Company does not have funds available to pursue any meaningful joint venture electronic commerce opportunity not now under consideration. Nonetheless, the Company's limited experience thus far indicates that for the foreseeable future the Company will have an ample array of joint venture prospects to consider if and when funds become available.

         Management believes that opportunities in electronic commerce are either commerce-driven or content-driven. Commerce-driven opportunities involve the sale of products and services through electronic mediums, such as electronic stores. Content-driven opportunities involve the provision of content (such as that historically provided by newspapers, magazines and journals) through electronic mediums, the attraction of consumers to such content, and the offering of advertising (and even products and services) in connection with the provision of such content. The Company will consider both commerce-driven or content-driven opportunities.

         The Company is currently undertaking one brands-under-management project, the iHomeline.com project. The iHomeline.com project involves a 50%-owned subsidiary (the "iHomeline.com Subsidiary") that intends to create, own and operate World Wide Web sites whose objectives are to foster communities of consumers, manufacturers, services providers and advertisers interested in the examination, purchase, sale or offer of home-related content, products, services or advertising. The Company's partner in the iHomeline.com project is Jim Neidner. Mr. Neidner is the President of Neidner Construction/Remodeling Inc. based in Houston, Texas, and has over 27 years experience in the custom home construction and remodeling business. For more than four years, Mr. Neidner has co-hosted Home Line Talk Radio, a weekly Houston radio talk show dealing with topics of interest to homeowners. The iHomeline.com Web sites will offer relevant, informative and entertaining content of interest to consumers of home-related products and services. The goal of these Web sites is to appeal to manufacturers, services providers and advertisers of home-related products and services to induce them to offer products, services and advertising on these Web sites and to pay for the opportunity to do so. Each iHomeline.com Web site is expected to feature worldwide, live broadcasts of talk shows focusing on home-related topics, do-it-yourselfers educational and reference materials, chat rooms, auctions, a service for referrals to home-related professionals, home plans and blueprints that can be purchased on-line, and possibly real estate, mortgage loan, furniture and travel-related brokerage services. The initial iHomeline.com Web site will target the Houston, Texas metropolitan area. Its development is subject to the procurement of adequate financing, which is currently being sought. The initial iHomeline.com Web site is expected to be operational 30 days after the procurement of adequate financing. After achieving a satisfactory result with the initial iHomeline.com Web site, the iHomeline.com Subsidiary intends to expand the iHomeline.com model to other targeted geographical areas in the United States of America by creating additional iHomeline.com Web sites, each focusing on a particular targeted geographical area. The iHomeline.com Subsidiary's goal is to create a national infrastructure of iHomeline.com Web sites that can eventually feature national (as well as local) content, products, services or advertising. The iHomeline.com project is subject to numerous risks, including, without limitation, the inability to raise necessary capital, the inability to create a satisfactory initial iHomeline.com Web site and the inability to develop a national infrastructure of iHomeline.com Web sites.

         When a joint venture prospect is presented in the future, a thorough study will be undertaken of the prospect's strategic market position, business requirements and existing systems and capabilities, to determine the likelihood that the prospect's business will succeed in electronic commerce. After the study, the Company's site management team (composed of the site administrator, web marketing consultant, financial controller and project manager) will either accept or reject the prospect. This decision will be based on a number of factors, such as the prospect's historical or prospective ability to fulfill orders, the lack of a clearly perceived electronic commerce strategy, the lack of perceived electronic market interest and the size of the initial budget in relation to the related risk. Currently, the Company intends to charge a $2,500 application fee to defer the costs of screening a prospect. If the Company decides not to pursue a joint venture with the prospect, the Company will develop a basic Web site for the prospect in consideration of the application fee.

         If a prospect is accepted, the Company will enter into negotiations with the prospect to formalize an on-going joint venture relationship. The Company expects that the joint ventures it forms will assume the form of corporations or limited liability companies organized in Delaware (a favorable state for corporations), Texas (the state in which the Company is headquartered), or another favorable jurisdiction. The Company expects that it will own between 20% to 80% of the outstanding equity interests in each joint venture depending on the relative contributions of the venturers. The documentation governing the joint venture will delineate the respective responsibilities of the Company and its joint venture partner. In the case of the Company, these responsibilities are expected to include the contribution of necessary strategic, technical and creative skills and (in certain instances) financial assistance in developing the joint venture's Web site. The joint venture partner's responsibilities will include the furnishing of the joint ventures' products or services, the content for the joint ventures' Web sites, and the related business expertise. The Company expects that it and its joint venture partner will have management authority with respect to the respective areas for which they have responsibility. The capital contributions of the venturers should be fairly minimal, and will be worked out on a case-by-case basis. The Company expects that as the joint ventures with commerce-driven Web sites receive revenues, such revenues will be first used to reimburse the joint venture partner for the costs of providing the joint venture's product or services, then such revenues will be used to pay other joint venture expenses, and then the remainder will be distributed to the venturers in accordance with their percentage ownership. A similar scheme will be used for joint ventures with content-driven Web sites, except that the joint ventures' revenues are expected to result from additional advertising and additional subscription to the underlying hardcopy publication resulting from the Web sites. The Company expects that the documentation governing the joint venture will include a buy-sell arrangement whereby either the Company or its joint venture partner may terminate its relationship with the other by setting the price and terms of the purchase of one of the venturer's interest and allowing the other venturer to elect to sell to or buy out the venturer setting the price and terms for such price and upon such terms. The Company also expects that the terms of the joint ventures will be renewable on an annual basis and the documentation governing the joint venture will provide for the sale of the joint venture's business upon dissolution either to a third party, or to the Company or its joint venture partner at an appraised price.

                     Other Electronic Commerce Opportunities

         In addition to the development of the Company's fee-for-services and brands-under-management divisions, the Company intends to consider other electronic commerce opportunities presented to it. The Company intends to select only those opportunities (if any) that present the greatest likelihood of success.

                                  Acquisitions

         The Company originally intended to pursue an active acquisition program in an effort to foster the Company's growth over and above the growth that can be achieved internally. The Company had registered 5,000,000 shares of Common Stock for this purpose. The Company does not now intend to conduct an active acquisition program, but may consider select acquisitions on a case-by-case basis. The Company does not now have any possible acquisitions under consideration.

         The Company has not developed, nor does it currently intend to develop, a valuation model and a standardized transaction structure it will use. Instead, the Company anticipates considering each acquisition on a case-by-case basis. However, the Company expects that the purchase price for acquisition candidate will be based on quantitative factors, including historical revenues, profitability, financial condition and contract backlog, and the Company's qualitative evaluation of the candidate's management team, operational compatibility and customer base. Nonetheless, the Company expects that any acquisition would assume the form of a merger in exchange for shares of Common Stock.

         Any acquisition is expected to be accounted for using the purchase method of accounting. Under this method of accounting, for each acquisition, a portion of the purchase price would be allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date. This portion would include both
(i) amounts allocated to in-process technology and immediately charged to operations and (ii) amounts allocated to completed technology and amortized on a straight-line basis over the estimated useful life of the technology of six months. The portion of the purchase price in excess of tangible and identifiable intangible assets and liabilities assumed would be allocated to goodwill and amortized on a straight-line basis over the estimated period of benefit. The results of operations of the acquired entity would be consolidated with those of the Company as of the date the Company acquires effective control of the acquired entity, which generally would occur prior to the formal legal closing of the transaction and the physical exchange of acquisition consideration. In addition, the Company may grant stock options to employees of an acquired company to provide them with an incentive to contribute to the success of the Company's overall organization. As a result of both the purchase accounting adjustments and charges for the stock options just described, the Company may incur significant non-cash expenses related to its acquisitions.

         Acquisitions also a number of risks, including adverse effects on the Company's reported operating results from increases in goodwill amortization, acquired in-process technology, stock compensation expense and increased compensation expenses resulting from newly hired employees, the diversion of management attention, risks associated with the subsequent integration of acquired businesses, potential disputes with the sellers of one or more acquired entities and the failure to retain key acquired personnel. Client satisfaction or performance problems with an acquired firm also materially and adversely affect the reputation of the Company as a whole, and any acquired company could significantly fail to meet the Company's expectations. Due to all of the foregoing, any individual future acquisition may materially and adversely affect the Company's business, results of operations, financial condition and cash flows. If the Company issues Common Stock to complete future acquisitions as it expects to, there will be ownership dilution to existing stockholders. In addition, to the extent the Company chooses to pay cash consideration in such acquisitions, the Company may be required to obtain additional financing and there can be no assurance that such financing will be available on favorable terms, if at all.

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

                              Market and Marketing

         With respect to the Company's fee-for-service division, the Company's marketing efforts are dedicated to demonstrating to key decision makers in prospective clients the benefits of electronic commerce and the use of Internet solutions, and the effectiveness of the Company's services. The Company's marketing program strives to accomplish the following:

         * Enhance the Company's Brand. The continued strengthening of the Company's brand is crucial to the achievement of the Company's objective of becoming a recognized provider of Internet professional services. The Company's brand development efforts are designed to reinforce the message that the Company can provide a complete range of services to build and deploy electronic commerce and Internet solutions.

         * Develop Marketing and Sales Tools. The Company has developed marketing and sales materials to be used in connection with the Company's business generation efforts. These materials center upon a brochure regarding the Company's web-based communication service. These materials are designed to increase the effectiveness of the sales and marketing efforts of the Company.

         * Generate Client Leads. The Company's marketing campaigns are intended to generate client leads through the use of multiple forms of media, with in-person sales calls comprising the primary form at this time. In fiscal 1999, the Company conducted a marketing campaign regarding its web-based communication service. This campaign was directed to large public relations agencies based in New York, San Francisco and London. Currently, the Company's marketing campaign regarding its web-based communication service is on hold pending the possible redefinition of the Company's relationship with L&H. The Company is currently formulating a marketing campaign for the iHomeline.com project. The commencement of these marketing campaigns is currently indefinite.

         In the future, the Company may employ a variety of other media, program and product development, business development and promotional activities to market its fee-for-service division. For example, the Company may place advertisements on various Web sites. These advertisements should usually take the form of banners that encourage readers to click through directly to the Company's Web sites. The Company also may enter into co-marketing agreement pursuant to which links to the Company's Web sites will be featured on other, non-Company Web sites. The Company also may engage in a coordinated program of print advertising in specialized and general circulation newspapers and magazines. The Company hopes that in the future it will receive free publicity such in the form of being featured in a wide variety of television shows, articles and radio programs and widely-read portions of the Internet, such as portions included on Netscape and Yahoo!

         With respect to the Company's brands-under-management division, the Company's marketing strategies will be designed to strengthen its brand names, increase customer traffic to its Web sites, build strong customer loyalty, maximize repeat purchases and develop incremental revenue opportunities. The Company intends to build customer loyalty by creatively applying technology to deliver personalized programs and service, as well as creative and flexible merchandising. The Company will be able to provide increasingly targeted and customized services by using the extensive customer preference and behavioral data obtained as a result of its experience. The Internet allows rapid and effective experimentation and analysis, instant user feedback and efficient "redecorating of the store for each and every customer," all of which the Company intends to incorporate in its merchandising. In contrast to traditional direct-marketing efforts, the Company's personalized notification services will send highly customized notices to customers at their request. By offering customers a compelling and personalized value proposition, the Company will seek to increase the number of visitors that make a purchase, to encourage repeat visits and purchases and to extend customer retention. Loyal, satisfied customers also generate word-of-mouth advertising and awareness, and are able to reach thousands of other customers and potential customers because of the reach of electronic commerce.

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

         A group of systems administrators and network managers will monitor and operate the Company's Web sites, network operations and transaction-processing systems. The continued uninterrupted operation of the Company's Web sites and transaction-processing systems is essential to the Company's businesses, and the site operations staff is expected to ensure, to the greatest extent possible, the reliability of the Company's Web sites and transaction-processing systems.

                                   Competition

         In general, the market for Internet professional services and electronic commerce are relatively new, intensely competitive, rapidly evolving and subject to rapid technological change. The Company expects competition to persist, intensify and increase in the future. Barriers to entry are minimal, and new competitors can enters these markets at a relatively low cost. Most of the Company's current and potential competitors have longer operating histories, larger client bases, longer relationships with clients and significantly greater financial, technical, marketing and public relations resources than the Company and could decide at any time to increase their resource commitments to the Company's markets. In addition, these markets are subject to continuing definition, and, as a result, the core business of certain of the Company's competitors may better position them to compete in these markets as they mature. Competition of the type described above could materially adversely affect the Company's business, results of operations and financial condition.

         With regard to the Company's fee-for-services division, the Company believes that the principal competitive factors in its market are strategic expertise, technical knowledge and creative skills, brand recognition, reliability of the delivered solution, client service and price. There can be no assurance that existing or future competitors will not develop or offer services that provide significant performance, price, creative or other advantages over those offered by the Company, which could have a material adverse effect on the Company's business, results of operations and financial condition. The Company has no patented technology that would preclude or inhibit competitors from entering the Internet professional services market.

         With regard to the Company's brands-under-management division, the Company believes that the principal competitive factors in its markets will be brand recognition, selection, personalized services, convenience, price, accessibility, customer service, quality of editorial and other site content and reliability and speed of fulfillment, and the Company intends to compete vigorously in all of these aspects. Nonetheless, electronic retailers may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies as use of the Internet and electronic commerce increases. Certain of the Company's competitors may be able to secure merchandise from vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing or inventory availability policies and devote substantially more resources to their Web sites and systems development than the Company. Increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise. Further, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on its business, prospects, financial condition and results of operations. In addition, companies that control access to transactions through network access or Web browsers could promote the Company's competitors or charge the Company a substantial fee for inclusion.



                                    Employees

         The Company currently has only one employee, Greg J. Micek. Mr. Micek currently devotes all of his business time and attention to the Company. The Company expects that it may have as many as five to ten employees within the next year, excluding employees of any acquired businesses. Although the competition for employees is fairly intense, the Company does not now foresee problems in hiring additional qualified employees to meet its labor needs.

                                   Facilities

         The Company currently leases a small amount of office space for its corporate offices on a month-to-month basis and a small amount of rack space for servers in GTE's data-center based in Phoenix on a year-to-year basis. The Company also owns the intellectual property rights in its domain names and Web sites. The Company does not own any significant tangible property.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                    PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         The Company's common stock (the "Common Stock") is traded on the OTC Bulletin Board under the symbol "JVWB". As of June 30, 1999, the Company had approximately 235 holders of record. Trading in the Common Stock commenced on June 30, 1998. Presented below are the high and low closing prices of the Common
Stock for the periods indicated:

                                                                       High(1)          Low(1)

         Fiscal year ending June 30, 1999:

         Fourth Quarter                                                $1.81            $ .43

         Third Quarter                                                 $ .78            $ .36

         Second Quarter                                               $ .562            $ .125

         First Quarter                                                 $1.250            $ .406


         Fiscal year ended June 30, 1998:

         Fourth Quarter                                                $ .75            $ .75

         ----------------

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

SUMMARY

In general, JVWeb is structured to pursue two main business activities: 1) the joint venturing of Brands that have strong on-line commerce potential, and 2) the building of a strong fee for service division to deepen our capabilities. In the fourth quarter of fiscal YE 6/30/99, management initiated the operation and generation of revenue in its fee for service division. It also entered into its first joint venture relationship, involving www.ihomeline.com.

The overall performance of the company over the last year had a number of disappointing elements to it. The unwinding of the Wall Street Whispers transaction, despite management's belief as to it being the right decision at the time, represented a loss of momentum. The considerable effort in establishing our New York presence, initiating the web-based crisis services, and lack of anticipated support from our European services group, combined to cause us to fall considerably short of our goals for this program. We continue to strive for success in this area, and do have some promising opportunities. However, if those opportunities do not materialize into revenue generating business, we may need to abandon this area. Our hosting facility in Phoenix, co-located with GTE, remains a viable asset of the company, although the European hosting opportunities are proving difficult to acquire.

In the fourth quarter, we entered into a 5% equity position with an on-line music website. We invested considerable efforts with that business in the fourth quarter, as they were one of the sponsors of Woodstock, held in July. As a result of that effort, JVWEb has gained considerable industry and technical knowledge in the entire electronic downloading of music phenomenon. We are presently aggressively pursuing opportunities to capitalize on that knowledge.

Promising areas of pursuit remain our core business strategy of joint venturing with viable brands. The www.ihomeline.com website is now completing its demonstration site, and is expected to be available for viewing in the near future. We are actively discussing with two other brands for similar relationships. This area is anticipated to remain our primary pursuit for the upcoming year. Our hosting capability in Phoenix remains a viable part of our core strategy, and is an attraction to prospective joint venture partners as we had anticipated.

Our lack of overall funding seriously hindered our development efforts in pursuing our joint venture strategies. Despite that, we successfully established the joint venture surrounding the www.ihomeline.com project. We are continuing to look for creative strategies to establish joint ventures, emphasizing our business strengths and core competencies. We anticipate some success in pursuing this strategy in the upcoming year. However, we will continue to be hampered by having access to only minimal funding capabilities.

Also as a general point of reference, the internet commerce environment, in which we operate, continues to be higly volatile. Business dynamics change almost daily. We are affected by these changing dynamics on a daily basis. For example, the large public relations firms that we targeted in the spring and summer clearly have a great need for our crisis services. However, as we pursued those relationships, technology contributed to providing these agencies with internal solutions (or at least the perception of an internal solution), which hindered our marketing efforts.

INCOME STATEMENT
Revenue. The company generated meaningful consulting revenues in the fourth quarter, primarily through one engagement. Unfortunately, the unpredictable nature of internet business forces has contributed to serious questions as to the collectibility of that invoice. Revenue for web-hosting began in April, 1999, and we are hopeful it will grow as new customers are added.

General and Administrative Expenses. A material percentage of the G&A expenditures represented travel and other marketing costs associated with the establishment of a presence in New York and California, as well as the research costs with evaluating various joint venture opportunities. Remaining G&A expenditures were related to the costs of being a public company, including the associated costs of maintaining a fully reporting status with the S.E.C.

BALANCE SHEET
Current  Assets:   Cash  balance  reported  was  due  primarily  to  shareholder contributions. The short term note receivable was to a primary client, and was guaranteed by a principal shareholder of that client.

Notes  Payable  to  founding  shareholder.   On  June  30,  1999,  the  founding
shareholder purchased the outstanding loans advanced to the company by other related parties.

CAPITAL REQUIREMENTS

As stated above, the founding shareholder has been, and continues to provide, minimum funding requirements for the company, although he is under no obligation to do so. If the founding shareholder would decide to discontinue funding, the company would be required to seek alternative financing, which would be uncertain. Management is continually evaluating the performance of the company over this next fiscal year. Alternative business strategies may be considered this next year if business operations fail to produce desired results, of if necessary financing becomes unavailable.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The report of Company's Independent Auditors appear at Page F-1 hereof, and the Financial Statements of the Company appear at Page F-2 through F-9 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The directors and executive officers of the Company are as follows:

         Name                                        Age               Positions

                                                     ,C>
         Greg J. Micek                               44                Director, President

         Lewis E. Ball                               68                Director, Treasurer & Secretary

         Kevin Dotson                                34                Key Consultant

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

     Lewis E. Ball has served as a director of the Company since November 15, 1997. He has been a financial consultant to a number of companies since 1993. From June 1996 to January 1997, Mr. Ball served as the Chief Financial Officer of HyperDynamics Corporation (formerly Ram-Z Enterprises, Inc.). Mr. Ball has many years of industry experience as a Chief Financial Officer and Director of several major public companies, including Stewart & Stevenson Services, Inc. and Richmond Tank Car Company (from 1983 to 1993). He is a Certified Public Accountant and a Certified Management Accountant. Mr. Ball earned a Bachelor of Business Administration in Finance from the University of Texas at Austin, followed by post-graduate studies in accounting at the University of Houston.

     Kevin Dotson has served as a key consultant to the Company since December 1, 1997. Since 1995, Mr. Dotson has owned MicroVision Solutions, an Internet consulting and Web development company. From 1994 to 1995, he worked as a data entry specialist for Columbia/HCA SMBC in Houston. Earlier he had served in the United States Army for five years training military personnel on computer systems. Mr. Dotson attended Arizona State University.

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

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires that the Company's officers and directors, and person who own more than ten percent of a registered class of the Company's equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission and furnish the Company with copies of all such Section 16(a) forms. Based solely on its review of the copies of such forms received by it and written representations from certain reporting person, the Company believes that the only failure of one of the Company's officer, director or greater than ten percent stockholder to comply with all such applicable filing requirements was the failure of Greg J. Micek, a director and the President of the Company, to file timely Form 4's and a Form 5 (required by virtue of his failure to file the Form 4's) with respect to exchanges occurring in fiscal 1999 of certain shares held by him for certain promissory notes held by another party against the Company. Subsequently, Mr. Micek filed a Form 5 with respect to such exchanges.

ITEM 10.  EXECUTIVE COMPENSATION.

                           Summary Compensation Table

         The following table sets forth the compensation paid by the Company to its Chief Executive Officer for services in all capacities to the Company (no executive officer of the Company had total annual salary and bonus for the fiscal years ended June 30, 1999 or 1998 exceeding $100,000).

                                           Summary Compensation Table (1)

                                      Annual                  Long-Term
                                   Compensation               Compensation

(a)                        (b)              (c)               (e)               (g)
                           Fiscal
Name and                   Year                               Other Annual      Securities Underlying
Principal Position         Ended            Salary            Compensation      Options (number of shares)

Greg J. Micek              6/30/99           (2)               -0-                     -0-
Chief Executive            6/30/98           (2)               -0-               2,000,000
Officer and
President
-----------------

(1) The Columns designated by the SEC for the reporting of certain bonuses, long-term compensation, including awards of restricted stock, long term incentive plan payouts, and all other compensation, have been eliminated as no such bonuses, awards, payouts or compensation were awarded to, earned by or paid to any specified person during any fiscal year covered by the table.
(2) Mr. Micek is entitled to an annual salary of $60,000; however, he voluntary elected not to receive any portion of his salary during fiscal 1999 or fiscal 1998.

                               Stock Option Grants

         The Company did not grant any stock options during the fiscal year ended June 30, 1999.

                  Option Exercises/Value of Unexercised Options

         The following table sets forth the number of securities underlying options exercisable at June 30, 1999, and the value at June 30, 1999 of exercisable in-the-money options remaining outstanding as to the Chief Executive Officer of the Company. No SAR's of any kind have been granted.

                       Aggregated Option Exercises in Last
                  Fiscal Year and Fiscal Year End Option Values

(a)                                         (d)                                         (e)

                                    Number of Securities
                                    Underlying Unexercised                      Value of Unexercised
                                    Options at June 30, 1999                    In-the-Money Options at
                                    (Numbers of Shares)                         June 30, 1999
Name                                Exercisable                                 Exercisable

Greg J. Micek                       2,000,000                                   $1,550,000(2)
---------------------

(1) The Columns designated by the SEC for the reporting of the number of shares acquired on exercise, the value realized, and the number and value of unexercisable options have been eliminated as no options were exercised and no unexercisable options existed during the fiscal year covered by the table.
(2) The price of the Common Stock used for computing this value was the $.875 per share closing bid price of the Common Stock on the OTC Bulletin Board on June 30, 1999.

                                   Other Plans

         The Company has no other deferred compensation, pension or retirement plans in which executive officers participate.

                                      Compensation Agreement with Key Personnel

         The Company has entered into an employment agreement (the "Micek Employment Agreement") with Greg J. Micek, a Director and the President of the Company. The Micek Employment Agreement has a term of three years and will expire in accordance with its terms in November 2000. Under the Micek Employment Agreement, Mr. Micek is to receive an annual salary of $60,000, although as of September 18, 1998, he not yet received any payment from the Company on his salary. Mr. Micek is also entitled to participate in any and all employee benefit plans hereafter established for the employees of the Company. The Micek Employment Agreement contains a covenant not to compete barring Mr. Micek from engaging in the electronic commerce business anywhere in the world for one year after the termination of the Micek Employment Agreement by the Company with cause or by Mr. Micek without cause.

         The Company has entered into a consulting agreement and two stock option agreements (collectively, the "Dotson Agreements") with Kevin Dotson, a person who provides Internet consulting services to the Company. The Company pays to Mr. Dotson $5,000 in cash per month. Pursuant to one of the Dotson Agreement, the Company issued to Mr. Dotson fully-vested options to purchase 120,000 shares of Common Stock at a purchase price per share of $.10 and 20,000 shares of Common Stock at a purchase price per share of $.25. Pursuant to another Dotson Agreement, the Company issued to Mr. Dotson options to purchase 200,000 shares of Common Stock at a purchase price per share of $.25. Of these 200,000 shares, the option vested with respect to 8,000 shares on the date of the grant, and the option will vest with respect to an additional 8,000 shares every 30 days thereafter until the option is fully vested. As of June 30, 1999, Mr. Dotson had become vested with respect to 112,000 of these optioned shares. Each option issued under a Dotson Agreement has a term of five years after the date it is issued or vested, whichever occurs last.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth as of June 30, 1999 information regarding the beneficial ownership of Common Stock (i) by each person who is known by the Company to own beneficially more than 5% of the outstanding Common Stock; (ii) by each director; and (iii) by all directors and officers as a group.

                                                                           Beneficial Ownership
         Name and Address of                                               Prior to Offering(1)
         Beneficial Owner                                                Number           Percent

         Greg J. Micek                                                      7,750,000(2)      68.0%
         5444 Westheimer, Suite 2080
         Houston, Texas 77056

         Lewis E. Ball                                                        110,000          1.2%
         6122 Valley Forge
         Houston, Texas 77057

         All directors and officers                                         7,860,000(3)      69.0%
         as a group (two persons)


(1) Includes shares Stock beneficially owned pursuant to options and warrants exercisable within 60 days after the date of this Annual Report.
(2) Includes 5,750,000 shares owned outright and 2,000,000 shares that may be purchased pursuant an option currently exercisable.
(2) Includes 5,860,000 shares owned outright and 2,000,000 shares that may be purchased pursuant an option currently exercisable.

*        Less than one percent.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In connection with the organization of the Company, the Company issued to Mr. Micek 6.2 million shares of Common Stock in consideration of a payment of $62,000. The terms and conditions of Mr. Micek's employment with the Company and the grant of a stock option to him in this connection are discussed in the subsection captioned "Compensation Agreement with Key Personnel" immediately preceding.

     Between October 1997 and early June 1999, John J. Micek, Jr. loaned $200,000 to the Company. John J. Micek, Jr. is the father of Greg J. Micek, a director and the President of the Company. Such loans were represented by a number of demand promissory notes bearing interest at a rate of nine percent per annum. During fiscal 1999, Greg J. Micek acquired from John J. Micek, Jr. all of these promissory notes in exchange for 300,000 shares of the Company's common stock held by him. As of June 30, 1999, the total balance owed to Greg J. Micek on these promissory notes was approximately $_____________.

         As a finder's fee for making the introductions leading to the investment of LS Capital in the Company and for a payment of $.01 per share, the Company issued to Lewis E. Ball, a director of the Company, 100,000 shares of Common Stock. In consideration of services provided to the Company, the Company issued to Mr. Ball 20,000 shares of Common Stock.


                                    PART IV.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Documents filed as part of this report:

1.  Consolidated Financial Statements:

          Report of Independent Auditors .......................................................................F-1

          Consolidated Balance Sheets as of June 30, 1999 ..................................................... F-2

          Consolidated Statements of Income for the years ended June 30, 1999 and 1998 ......................   F-3

          Consolidated Statements of Stockholders' Equity for the years ended June 30, 1999 and 1998 ........  .F-4

          Consolidated Statements of Cash Flows for the years ended June 30, 1999 and 1998 ..................   F-5

          Notes to Consolidated Financial Statements .........................................................  F-6

2.  Financial Statement Schedules:

          Schedule II - Valuation and Qualifying Accounts

3.  Exhibits:

         The following exhibits are filed with this Annual Report or are incorporated herein by reference:

Exhibit No.       Description

3.01              Certificate  of  Incorporation  of the  Company  is  incorporated  herein by  reference  from the  Company's
                  Registration  Statement on Form SB-2 (SEC File No.  333-41635)  filed  December 29, 1997,  Item 27,  Exhibit
                  3.01.
3.02              Bylaws of the Company is incorporated herein by reference from the Company's  Registration Statement on Form
                  SB-2 (SEC File No. 333-41635) filed December 29, 1997, Item 27, Exhibit 3.02.
4.01              Specimen  Common Stock  Certificate  is  incorporated  herein by reference  from the Company's  Registration
                  Statement on Form SB-2 (SEC File No. 333-41635) filed December 29, 1997, Item 27, Exhibit 4.01.
4.02              Warrant  Agreement dated December 15, 1997 between the Company and American  Stock  Transfer & Trust Company is  incorporated herein by reference from the Company's  Registration Statement on Form SB-2 (SEC File No.
                  333-41635) filed December 29, 1997, Item 27, Exhibit 4.02.
4.03              First  Amendment to Agreement dated March 31, 1998 between the
                  Company and American Stock Transfer Company & Trust Company is
                  incorporated  herein by reference  from Amendment No. 2 to the
                  Company's  Registration Statement on Form SB-2/A (SEC File No.
                  333-41635) filed April 21, 1998, Item 27, Exhibit 4.03.
4.04              Second  Amendment to Agreement dated April 15, 1998 between the Company and American Stock Transfer  Company
                  & Trust  Company is  incorporated  herein by reference  from the  Company's  Registration  Statement on Form
                  SB-2/A (SEC File No. 333-74381) filed March 15, 1999, Item 27, Exhibit 4.04.
10.01             Agreement dated November 15, 1997 between the Company and LS Capital  Corporation is incorporated  herein by reference from the Company's  Registration  Statement on Form SB-2 (SEC File No.  333-41635)  filed December
                  29, 1997, Item 27, Exhibit 10.01.
10.02             Employment  Agreement  dated  December 1, 1997 by and between the Company and Greg J. Micek is  incorporated herein by reference from the Company's  Registration  Statement on Form SB-2 (SEC File No.  333-41635) filed
                  December 29, 1997, Item 27, Exhibit 10.02.
10.03             Stock  Option  Agreement  dated  December  1, 1997  executed  by the  Company  in favor of Greg J.  Micek is incorporated  herein by reference  from  Amendment  No. 1 to the  Company's  Registration  Statement on Form
                  SB-2/A (SEC File No. 333-41635) filed February 27, 1998, Item 27, Exhibit 10.03.
10.04             Stock Option  Agreement  dated  December 17, 1997  executed by the Company in favor of Dudley R. Anderson is incorporated  herein by reference  from  Amendment  No. 1 to the  Company's  Registration  Statement on Form
                  SB-2/A (SEC File No. 333-41635) filed February 27, 1998, Item 27, Exhibit 10.04.
10.05             Stock  Option  Agreement  dated  December  1,  1997  executed  by the  Company  in favor of Kevin  Dotson is incorporated  herein by reference  from  Amendment  No. 1 to the  Company's  Registration  Statement on Form
                  SB-2/A (SEC File No. 333-41635) filed February 27, 1998, Item 27, Exhibit 10.05.
10.06             Stock  Option  Agreement  dated  December 1, 1997  executed by the  Company in favor of G-2  Advertising  is incorporated  herein by reference  from  Amendment  No. 1 to the  Company's  Registration  Statement on Form
                  SB-2/A (SEC File No. 333-41635) filed February 27, 1998, Item 27, Exhibit 10.06.
10.07             First  Amendment  dated April 14,  1998 to  Agreement  dated  November  15, 1997  between the Company and LS
                  Capital Corporation is incorporated  herein by reference from Amendment No. 2 to the Company's  Registration
                  Statement on Form SB-2/A (SEC File No. 333-41635) filed April 21, 1998, Item 27, Exhibit 10.07.
10.08             Agreement  dated April 20, 1998 between the Company and LS Capital  Corporation  is  incorporated  herein by reference  from  Amendment  No. 2 to the  Company's  Registration  Statement  on Form  SB-2/A  (SEC File No.
                  333-41635) filed April 21, 1998, Item 27, Exhibit 10.08.
10.09             Asset  Purchase  Agreement  dated  July 31,  1998 by and among
                  Market Data Corporation and Time Financial Services,  Inc. (as
                  sellers) and the Company (as purchaser) is incorporated herein by reference from the Company's (SEC File No. 0-24001) Current
                  Report on Form 8-K dated July 31,  1998,  Item  7(c),  Exhibit
                  10.01.
10.10             Agreement  dated  August  3,  1998  by and  between  Equitrust  Mortgage  Corporation  and  the  Company  is
                  incorporated  herein by reference  from the  Company's  Current  Report on Form 8-K dated July 31, 1998 (SEC
                  File No. 0-24001), Item 7(c), Exhibit 10.02.
10.11             Promissory  Note  dated  August 3, 1998 in the  original  principal  amount of $50,000  made  payable by the
                  Company  to the order of  Equitrust  Mortgage  Corporation  is  incorporated  herein by  reference  from the
                  Company's Current Report on Form 8-K dated July 31, 1998 (SEC File No. 0-24001), Item 7(c), Exhibit 10.02.
10.12             Consulting  Services  Agreement dated February 15, 1999 by and between the Company and Tanye Capital  Corp.  is  incorporated herein by reference from the Company's  Registration Statement on Form SB-2/A (SEC File No.
                  333-74381) filed March 15, 1999, Item 27, Exhibit 10.12.
10.13             Master  Services  Agreement  dated March 1999  between the  Company and Lernout & Hauspie  Speech  Products,
                  S.A./N.V.
10.14             Exchange Agreement dated April 12, 1999 between the Company and AMP3.com, LLC
21.01             Subsidiaries of Registrant
23.01             Consent of Malone & Bailey, PLLC
99.01             The Company's  1998  Consultant  Compensation  Plan is  incorporated  herein by reference from the Company's
                  Registration Statement on Form S-8 (SEC File No. 333-55979) filed June 3, 1998, Item 8, Exhibit 4.02.

          (b)     Reports on Form 8-K

                  The Registrant filed no report on Form 8-K during the last quarter of its 1999 fiscal year.

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
   JVWeb, Inc.
   Houston, Texas

We have  audited  the  accompanying  balance  sheet of JVWeb,  Inc.,  a Delaware corporation, as of June 30, 1999, and the related statements of expenses, stockholders' equity, and cash flows for year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JVWeb, Inc., as of June 30, 1999, and the results of its operations and its cash flows for year then ended in conformity with generally accepted accounting principles.

MALONE & BAILEY, PLLC
Houston, Texas


October 10, 1999

                                   JVWeb, Inc.
                                  Balance Sheet
                               As of June 30, 1999


                                   ASSETS

Cash                                                                               $    42,724
Note receivable                                                                         50,333
Prepaid professional fees                                                               32,713
Prepaid insurance                                                                       45,224

     Total Current Assets                                                              170,894

Office equipment and furniture (net of
     $1,700 accumulated depreciation)                                                    2,690

AMP3.com LLC Investment                                                                    100,000

     Total Assets                                                                  $   273,584


      LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable                                                                   $    54,751
Notes payable to founding shareholder                                                  161,638
Note payable to insurance company                                                       34,510

     Total Liabilities                                                                 250,899

Preferred stock, $0.01 par, 10,000,000
     shares authorized, no shares issued or
     outstanding                                                                          -
Common stock, $0.01 par, 50,000,000 shares
     authorized, 9,327,557 shares issued and
     outstanding                                                                        93,276
Paid-in capital                                                                      1,241,236
Accumulated deficit stage                                                           (1,311,827)

     Total Stockholders' Equity                                                         22,685

     Total Liabilities & Stockholders' Equity                                      $   273,584








                       See notes to financial statements.
                                       F-2

                                   JVWeb, Inc.
                                Income Statement
                      For the Year  Ended  June 30,  1999  and the  Period  from
                  October 28, 1997 (Inception)
                              Through June 30, 1998

                                                                         1999            1998

REVENUES                                                               $   220,825            $     190
COST OF SALES                                                              53,286                    48

Gross Margin                                                              167,539                   142

EXPENSES
General and administrative                                               1,295,154              174,338
Depreciation                                                                 1,463                  530
                                                                         1,296,617              174,868

Operating (Loss)                                                        (1,129,078)            (174,726)

INTEREST INCOME (EXPENSE)                                               (    8,129)                 106

Net Deficit                                                            $(1,137,207)           $(174,620)


NET LOSS PER COMMON SHARE                                                $(   0.14)           $(   0.02)

WEIGHTED AVERAGE COMMON
      SHARES OUTSTANDING                                                 7,968,402            6,681,250

















                                        See notes to financial statements.

                                   JVWeb, Inc.
                        Statement of Stockholders' Equity
                    Period from October 28, 1997 (Inception)
                              Through June 30, 1999


                                                                                                              Accumulated
                                                                                                              Deficit
                                                                                                              During the
                                                     Common             Stock               Paid-in           Development
                                                     Shares               Amount            Capital              Stage    Totals

      Shares issued at
         inceptionto founding
         shareholder
         for cash                                6,200,000              $62,000          $    7,516                      $   69,516

      Shares issued for cash                       700,000             7,000               48,000                            55,000

      Shares issued for
         Services                                  200,000                2,000              58,000                          60,000

      Shares issued as a
         Deposit on purchase
         of subsidiary                              70,000                  700              129,300                        130,000

      Returnable shares                                               (  130,000)                                         ( 130,000)

      Net (deficit)                                                                                          $(  174,620) ( 174,620)

      Balances,
         June 30, 1998                           7,170,000                71,700             112,816          (  174,620)     9,896


      Shares issued for cash                       939,597                 9,396             325,816                        335,212

      Shares issued for
         Services                                1,042,900               10,429             704,355                         714,784

      Deposit shares returned                   (   70,000)             (   700)                700

      Fractional shares issued                      45,060                  451          (      451)

      Shares issued for
         investment                                200,000                2,000               98,000)                       100,000

      Net deficit                                                                                           $(1,137,207)$(1,137,207)

      Balances,
         June 30, 1999                           9,327,557              $93,276          $ 1,241,236        $(1,311,827) $   22,685



                                           See notes to financial statements.

                                   JVWeb, Inc.
                             Statement of Cash Flows
                      For the Year  Ended  June 30,  1999  and the  Period  from
                  October 28, 1997 (Inception)
                              Through June 30, 1998


                                                                                   1999                1998
CASH FLOW FROM OPERATIONS
  Net deficit                                                                $(1,137,207)             $(174,620)
  Adjustments to reconcile net
deficit to cash provided from
operating activities
         Depreciation                                                              1,170                   530
         Common stock for services                                               714,784                60,000
         Writeoff of deposit on purchase
         of a subsidiary                                                                                25,000
Changes in:
         Employee advances                                                         2,550               (  2,550)
         Inventory                                                                 5,305               (  5,305)
         Prepaid expenses                                                       ( 58,337)              ( 19,500)
         Accounts payable                                                         46,936                  7,481

   NET CASH USED BY OPERATING ACTIVITIES                                        (399,799)              (133,964)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of office equipment & furniture                                                             (  4,390)
  Increase in loan receivable                                                   ( 50,000)
  Deposit on purchase of subsidiary                                                                    ( 25,000)

   NET CASH USED BY INVESTING ACTIVITIES                                        ( 50,000)              ( 29,390)

CASH FLOW FROM FINANCING ACTIVITIES
  Change in notes payable
       to founding shareholder                                                   123,638                38,000
  Proceeds from notes payable                                                     34,510                 1,250
  Payments on notes payable                                                     (  1,250)
  Issuance of common stock                                                       335,212               124,516

   NET CASH FROM FINANCING ACTIVITIES                                            492,110               163,766

   NET INCREASE IN CASH                                                           42,311                   412
   CASH AT BEGINNING OF YEAR                                                         412
   CASH AT END OF YEAR                                                         $  42,723          $        412

                                        See notes to financial statements.
                                                        F-5

                                   JVWEB, INC
                          NOTES TO FINANCIAL STATEMENTS


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations. JVWeb, Inc. ("Company") was formed October 28, 1997 as a Delaware corporation. The Company was formed to market and develop internet sites as commercial sales outlets. The Company also provides internet consulting services.

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

Revenue and cost recognition. Revenue from consulting is recognized when services are rendered. Advertising costs are expensed as incurred.

Inventories consist of imprinted sportswear and ad-specialty items. Inventories are stated at the lower of cost, determined on the first-in, first-out (FIFO) method, or market. As of June 30, 1999, and 1998, respectively, inventory was $ 0 and $5,305.

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


NOTE B - AMP-3.COM, LLC INVESTMENT

On April 12, 1999, the Company agreed to exchange 200,000 shares of Company common stock for a 5% ownership interest in AMP-3.com, LLC ("AMP-3"), a Texas limited liability start-up company providing Internet music retail sales and promotion services to the music industry.

In April 1999, the Company agreed to provide consulting services to AMP-3. During April through June, the Company invoiced AMP-3 $218,589 for consulting services and related out-of-pocket expenses, with a further $9,800 in services performed in July. AMP-3 has not paid or agreed to pay these charges. No further services have been rendered.

On June 1, 1999, the Company loaned $50,000 to AMP-3 in exchange for an 8% unsecured convertible subordinated promissory note due August 31, 1999. The note was convertible into a .5% interest in AMP-3 anytime before August 31, 1999, and no conversion was elected. The note was not paid at that time, and no arrangements for payment have been made. Payment was guaranteed individually by a stockholder of AMP-3.

                                   JVWEB, INC
                          NOTES TO FINANCIAL STATEMENTS


NOTE B - AMP-3.COM, LLC INVESTMENT (Continued)

AMP-3's financial situation is undetermined. The 5% investment is carried at cost, as management believes the near-term collection prospects are good. The $218,589 account receivable is fully reserved by an equivalent charge to an allowance for bad debts, although management believes that the likelihood of eventual collection is good. The $50,000 cash investment is carried at full value because of the positive prospects of AMP-3 and the implied solvency of their guaranteeing stockholder.


NOTE C - RELATED PARTY TRANSACTIONS

The founding shareholder contributed $69,516 cash for the initial common stock issued. The founding shareholder has loaned the Company $161,638 and $23,000 individually and $0 and $15,000 from a related company as of June 30, 1999 and 1998, respectively. The balance is due upon demand and accrues interest at 9%.

The Company entered into a three-year employment agreement with the founding shareholder in October 1997 which named him President of the Company and provided an annual salary of $60,000. The Company has not accrued or paid any wages to date.

In October 1997, the Company granted 2,000,000 stock options to purchase the Company's common stock at $0.10 per share to the founding shareholder. The options may be exercised at any time and expire on October 30, 2002.


NOTE D - TIME FINANCIAL INVESTMENT

The Company entered into an Asset Purchase Agreement in July 1998 with Time Lending Services, Inc. to purchase all the assets of a publication called Wall Street Whispers. The purchase price of the publication is $140,000. The Company paid $55,000 ($25,000 as of June 30, 1998) in cash, and issued 70,000 returnable shares of the Company's common stock on June 29, 1998. As of October 29, 1998, the purchase transaction had been abandoned. The $55,000 deposit was written off and the shares were returned to the Company.


NOTE F - NOTE PAYABLE TO INSURANCE COMPANY

The Company financed its insurance program with an insurance note payable in nine monthly installments of $5,122, including interest at 9%, due by June 30, 1999.

                                   JVWEB, INC
                          NOTES TO FINANCIAL STATEMENTS


NOTE G - OPERATING LEASES

The Company is obligated on a corporate office lease in Houston, Texas and on an electronic web site lease in Arizona on a month-to-month basis for a total of $3,000 and $1,500 per month in the years ended June 30, 1999 and 1998, respectively.


NOTE H - CONSULTING AGREEMENTS

The Company has entered into four consulting agreements by which options to purchase the Company's common stock at stipulated prices ranging from $.10 to $1.00 per share were issued. 980,000 and 250,000 options were issued during the years ended June 30, 1999 and June 30, 1998, respectively. The options are subject to forfeiture on a prorata basis should the services terminate prior to the term of the agreement. Pursuant to two of the agreements, a variable monthly cash retainer is also paid. Additionally, 140,000 shares of stock were issued to these consultants during the year ended June 30, 1999. The Company is obligated to issue an additional 50,000 shares of stock to one of these consultants over the next year.

The Company has entered into five consulting agreements by which options to purchase the Company's common stock at prices approximating fair market value on the date of grant are issued at a stipulated rate of shares per hour. During the years ended June 30, 1999 and 1998, respectively, 105,250 and 55,000 options have been granted under these agreements. 20,000 shares were issued to one of these consultants as additional compensation.

The Company entered into another consulting agreement which it canceled in August 1998. The Company issued 20,000 and 50,000 shares during the years ended June 30, 1999 and 1998 respectively under this agreement and has no further liability to this consultant.

The Company entered on March 31, 1999 a two year agreement with one consultant for business services for $25,000 per quarter, payable in shares. 75,000 S-8 shares have been issued pursuant to this agreement.

                                   JVWEB, INC
                          NOTES TO FINANCIAL STATEMENTS


NOTE H - CONSULTING AGREEEMENTS (Continued)

The Company issued 96,000 options and 420,000 shares to consultants whose agreements began and terminated during the year ended June 30, 1999.


NOTE I - STOCK OPTIONS

Beginning at inception, the Company adopted the disclosure requirements of FASB Statement 123, Accounting for Stock Based Incentive Plans. The Company has granted options pursuant to its stock option plan. Grants are made at management's discretion, and are compensation for services. Additionally, the Company issues warrants from time to time . The stock option plan and warrants issuances are administered by the Board of Directors of the Company, who have substantial discretion to determine which persons, amounts, time, price, exercise terms, and restrictions, if any. Both options and warrants carry certain anti-dilution provisions concerning stock dividends or splits, mergers and reorganizations.

The Company uses the intrinsic value method of calculating compensation expense, as described and recommended by Accounting Principles Board (APB) Opinion No. 25 (Accounting for Stock Issued to Employees) and permitted by FASB Statement 123. Accordingly, no compensation expense has been recognized for the stock options during the years ended June 30, 1999 and 1998.

Summary information on each are as follows:

                                                                            Weighted                               Weighted
                                                                             Average                                Average
                                                                               Share                                  Share
                                                        Options                Price         Warrants                 Price
Year ended June 30, 1998:
     Granted and outstanding                           2,541,250               $0.12        1,500,000                 $1.00
Year ended June 30, 1999:
     Granted                                             985,000                0.53
     Exercised                                           432,400                0.26           26,262                  1.00
                                                       ---------               -----        ---------               -------
Outstanding at
     June 30, 1999                                     3,093,850            $   0.23        1,473,738               $  1.00
                                                       =========            ========        =========               =======

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, JVWeb, Inc. has duly caused this annual report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized. October 13, 1999
                                  JVWEB INC.


                                  By: /s/ Greg J. Micek
                                  Greg J. Micek
                                 (Principal Executive Officer,
                                  Principal Financial Officer and
                                  Principal Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                        Title                     Date

/s/ Greg. J. Micek             Director and President           October 13, 1999
Greg J. Micek                 (Principal Executive Officer
                               and Principal Financial Officer)

/s/ Lewis E. Ball              Director                         October 13, 1999
--------------------------------

                                                   EXHIBITS INDEX

Exhibit
Number   Description

3.01              Certificate  of  Incorporation  of the  Company  is  incorporated  herein by  reference  from the  Company's
                  Registration  Statement on Form SB-2 (SEC File No.  333-41635)  filed  December 29, 1997,  Item 27,  Exhibit
                  3.01.
3.02              Bylaws of the Company is incorporated herein by reference from the Company's  Registration Statement on Form
                  SB-2 (SEC File No. 333-41635) filed December 29, 1997, Item 27, Exhibit 3.02.
4.01              Specimen  Common Stock  Certificate  is  incorporated  herein by reference  from the Company's  Registration
                  Statement on Form SB-2 (SEC File No. 333-41635) filed December 29, 1997, Item 27, Exhibit 4.01.
4.02              Warrant  Agreement dated December 15, 1997 between the Company and American  Stock  Transfer & Trust Company is  incorporated herein by reference from the Company's  Registration Statement on Form SB-2 (SEC File No.
                  333-41635) filed December 29, 1997, Item 27, Exhibit 4.02.
4.03              First  Amendment to Agreement dated March 31, 1998 between the
                  Company and American Stock Transfer Company & Trust Company is
                  incorporated  herein by reference  from Amendment No. 2 to the
                  Company's  Registration Statement on Form SB-2/A (SEC File No.
                  333-41635) filed April 21, 1998, Item 27, Exhibit 4.03.
4.04              Second  Amendment to Agreement dated April 15, 1998 between the Company and American Stock Transfer  Company
                  & Trust  Company is  incorporated  herein by reference  from the  Company's  Registration  Statement on Form
                  SB-2/A (SEC File No. 333-74381) filed March 15, 1999, Item 27, Exhibit 4.04.
10.01             Agreement dated November 15, 1997 between the Company and LS Capital  Corporation is incorporated  herein by reference from the Company's  Registration  Statement on Form SB-2 (SEC File No.  333-41635)  filed December
                  29, 1997, Item 27, Exhibit 10.01.
10.02             Employment  Agreement  dated  December 1, 1997 by and between the Company and Greg J. Micek is  incorporated herein by reference from the Company's  Registration  Statement on Form SB-2 (SEC File No.  333-41635) filed
                  December 29, 1997, Item 27, Exhibit 10.02.
10.03             Stock  Option  Agreement  dated  December  1, 1997  executed  by the  Company  in favor of Greg J.  Micek is incorporated  herein by reference  from  Amendment  No. 1 to the  Company's  Registration  Statement on Form
                  SB-2/A (SEC File No. 333-41635) filed February 27, 1998, Item 27, Exhibit 10.03.
10.04             Stock Option  Agreement  dated  December 17, 1997  executed by the Company in favor of Dudley R. Anderson is incorporated  herein by reference  from  Amendment  No. 1 to the  Company's  Registration  Statement on Form
                  SB-2/A (SEC File No. 333-41635) filed February 27, 1998, Item 27, Exhibit 10.04.
10.05             Stock  Option  Agreement  dated  December  1,  1997  executed  by the  Company  in favor of Kevin  Dotson is incorporated  herein by reference  from  Amendment  No. 1 to the  Company's  Registration  Statement on Form
                  SB-2/A (SEC File No. 333-41635) filed February 27, 1998, Item 27, Exhibit 10.05.
10.06             Stock  Option  Agreement  dated  December 1, 1997  executed by the  Company in favor of G-2  Advertising  is incorporated  herein by reference  from  Amendment  No. 1 to the  Company's  Registration  Statement on Form
                  SB-2/A (SEC File No. 333-41635) filed February 27, 1998, Item 27, Exhibit 10.06.
10.07             First  Amendment  dated April 14,  1998 to  Agreement  dated  November  15, 1997  between the Company and LS
                  Capital Corporation is incorporated  herein by reference from Amendment No. 2 to the Company's  Registration
                  Statement on Form SB-2/A (SEC File No. 333-41635) filed April 21, 1998, Item 27, Exhibit 10.07.
10.08             Agreement  dated April 20, 1998 between the Company and LS Capital  Corporation  is  incorporated  herein by reference  from  Amendment  No. 2 to the  Company's  Registration  Statement  on Form  SB-2/A  (SEC File No.
                  333-41635) filed April 21, 1998, Item 27, Exhibit 10.08.
10.09             Asset  Purchase  Agreement  dated  July 31,  1998 by and among
                  Market Data Corporation and Time Financial Services,  Inc. (as
                  sellers) and the Company (as purchaser) is incorporated herein by reference from the Company's (SEC File No. 0-24001) Current
                  Report on Form 8-K dated July 31,  1998,  Item  7(c),  Exhibit
                  10.01.
10.10             Agreement  dated  August  3,  1998  by and  between  Equitrust  Mortgage  Corporation  and  the  Company  is
                  incorporated  herein by reference  from the  Company's  Current  Report on Form 8-K dated July 31, 1998 (SEC
                  File No. 0-24001), Item 7(c), Exhibit 10.02.
10.11             Promissory  Note  dated  August 3, 1998 in the  original  principal  amount of $50,000  made  payable by the
                  Company  to the order of  Equitrust  Mortgage  Corporation  is  incorporated  herein by  reference  from the
                  Company's Current Report on Form 8-K dated July 31, 1998 (SEC File No. 0-24001), Item 7(c), Exhibit 10.02.
10.12             Consulting  Services  Agreement dated February 15, 1999 by and between the Company and Tanye Capital  Corp.  is  incorporated herein by reference from the Company's  Registration Statement on Form SB-2/A (SEC File No.
                  333-74381) filed March 15, 1999, Item 27, Exhibit 10.12.
10.13             Master  Services  Agreement  dated March 1999  between the  Company and Lernout & Hauspie  Speech  Products,
                  S.A./N.V.
10.14             Exchange Agreement dated April 12, 1999 between the Company and AMP3.com, LLC
21.01             Subsidiaries of Registrant
23.01             Consent of Malone & Bailey, PLLC
99.01             The Company's  1998  Consultant  Compensation  Plan is  incorporated  herein by reference from the Company's
                  Registration Statement on Form S-8 (SEC File No. 333-55979) filed June 3, 1998, Item 8, Exhibit 4.02.