Form 10QSB
period 1999-09-30
JVWEB INC
filed 1999-11-22
CIK 1051902

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: September 30, 1999

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

         The number of shares of common stock, $0.01 par value, outstanding as September 30, 1999: 9,640,557 shares

Transitional Small Business Disclosure Format (check one):   Yes         No   X_

                                   JVWEB, INC.
                         PERIOD ENDED SEPTEMBER 30, 1999

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                                      Page

         Item 1.  Financial Statements

         Condensed financial statements of JVWeb, Inc.:

              Balance sheet as of September 30, 1999                                                                3

              Income statements for the three months ended September
                  30, 1999 and 1998                                                                                 4

              Statements of cash flows for the three months ended
                     September 30, 1999 and 1998                                                                    5

              Notes to financial statements                                                                         6

         Item 2.  Management's Discussion and Analysis of Financial
                           Condition And Results of Operations                                                      7

PART II. OTHER INFORMATION

         Item 2.     Changes in Securities and Use of Proceeds                                                     8

         Item 6.     Exhibits and Reports on Form 8-K.                                                             8

                             (a)Exhibits

SIGNATURE                                                                                                          8

PART 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                                   JVWeb, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                               September 30, 1999


                                   ASSETS

Cash                                                                                $    25,924
Accounts receivable                                                                      10,833
Note receivable                                                                          51,333
Prepaid professional fees                                                                28,137
                                                                                         ------

     Total Current Assets                                                              116,227

Office equipment and furniture (net of
     $2,041 accumulated depreciation)                                                    2,349

iHomeline.com, Inc. investment                                                               0
Linksxpress.com, Inc. investment                                                        60,000
AMP3.com LLC investment                                                                100,000
                                                                                       -------

     Total Assets                                                                  $   278,576
                                                                                   ===========


      LIABILITIES & STOCKHOLDERS? EQUITY

Accounts payable                                                                  $    86,688
Accrued expenses                                                                       11,463
Note payable to an individual                                                          20,000
Notes payable to founding shareholder                                                 254,411
                                                                                      -------

     Total Liabilities                                                                372,562

Preferred stock, $0.01 par, 10,000,000
     shares authorized, no shares issued or
     outstanding
Common stock, $0.01 par, 50,000,000 shares
     authorized, 9,640,557 shares issued and
     outstanding                                                                      96,406
Paid-in capital                                                                    1,353,456
Retained deficit                                                                  (1,543,848)
                                                                                    -----------

     Total Stockholders' Equity                                                   (   93,986)
                                                                                   -----------

     Total Liabilities & Stockholders' Equity                                    $   278,576
                                                                                   ===========


                                   JVWeb, Inc.
                                Income Statements
             For the Three Months Ended September 30, 1999 and 1998




                                                                                      1999      1998


REVENUES                                                                            $  22,833           $16,315

Operating Expenses
    General and administrative                                                        250,978           195,596
    Depreciation                                                                          341               195
                                                                                    ---------         ---------
                                                                                     (251,319)         (195,791)
                                                                                    ---------          ---------

    Operating (Loss)                                                                 (228,486)         (179,476)

Interest income                                                                         1,000
Interest(expense)                                                                    (  4,534)
                                                                                    ---------         ---------

Net (loss)                                                                          $(232,020)        $(179,476)
                                                                                    =========          =========


NET LOSS PER COMMON SHARE                                                               $(.02)            $(.02)

WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING                                                              9,460,557         7,261,638



                                   JVWeb, Inc.
                            Statements of Cash Flows
             For the Three Months Ended September 30, 1999 and 1998



                                                                                 1999                   1998
CASH FLOW FROM OPERATIONS
  Net (loss)                                                                   $(232,020)            $(179,476)
  Adjustments to reconcile net loss to cash
provided from operating activities
         Depreciation                                                                341                   195
         Common stock for services                                                55,350                33,943
         Writeoff of deposit on purchase
           of a subsidiary                                                                              55,000
Changes in:
         Employee advances                                                        2,550
        Accounts receivable                                                     (10,833)
        Note receivable                                                          (1,000)
         Inventory                                                                                    (  3,641)
         Prepaid expenses                                                         19,487
        Accrued interest                                                           3,610
         Accounts payable                                                         39,790                 7,316
                                                                               ---------             ---------

   NET CASH USED BY OPERATING ACTIVITIES                                        (125,275)             ( 84,113)
                                                                               ---------              ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Deposit on purchase of subsidiary                                                                      ( 30,000)
                                                                           -------------              ---------

   NET CASH USED BY INVESTING ACTIVITIES                                                               ( 30,000)
                                                                           -------------              ---------

CASH FLOW FROM FINANCING ACTIVITIES
  Change in notes payable
       to founding shareholder                                                    92,773
  Proceeds from notes payable                                                     20,000
  Payments on notes payable                                                     (  4,297)
  Issuance of common stock                                                      120,240
                                                                                ---------           ---------

   NET CASH FROM FINANCING ACTIVITIES                                            108,476               120,240
                                                                               ---------             ---------

   NET INCREASE (DECREASE) IN CASH                                              ( 16,799)             6,127

   CASH - Beginning of period                                                     42,723                412
                                                                               ---------          ----------
          - End of period                                                      $  25,924          $   6,539
                                                                               =========          =========


   DISCLOSURE OF NON-CASH TRANSACTIONS
    Issuance of 150,000 shares of Company
      common stock in exchange for 500,000
      shares of Linksxpress.com, Inc.                                         $  60,000




                                   JVWEB, INC
                          NOTES TO FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of JVWeb, Inc., a Texas corporation ("Company"), have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 1999, as reported in the Form 10-KSB, have been omitted.



NOTE B - ACQUISITION OF LINKSXPRESS.COM, INC.

On September 15, 1999, the Company acquired 500,000 shares of Linksxpress.com, Inc. in exchange for 150,000 shares of Company stock, valued at current market price of $.40 per share.

                       MANAGEMENT DISCUSSION AND ANALYSIS

GENERAL DISCUSSION

Results from operations for the first fiscal quarter ending 9/30/99 suffered from a variety of unexpected setbacks. Primary to that involved the relationship with Lernout and Hauspie, and the significant investment in AMP3.COM.

With Lernout and Hauspie, despite a year-long mutual courting of an agreement, the support that had been promised towards the www.crisis-communications.com program failed to materialize over the course of the quarter. As a result, with the exception of one significant opportunity that we hope will mature early next year, management was unable to significantly capitalize on the marketing efforts that had been opened up through our New York presence. Significant staff reductions within the L&H division that management was dealing with have caused us to reach out to new contacts at L&H to further the relationship. We have opened up encouraging dialogue within the U.S. divisions of L&H, and are continuing to pursue that relationship.

Therefore, the focus of our marketing efforts is being re-directed towards capturing marketing and on-line corporate sponsorship consulting revenue for clients and projects generated by management. Specifically, for example, our www.ihomeline.com joint venture represents opportunities for corporate sponsorships and joint marketing campaigns.

With www.amp3.com, the significant event for the quarter was their sponsorship of the emerging artist stage at Woodstock in July. That sponsorship, of which JVWeb had been instrumental in supporting, was anticipated to catapult AMP3 into a material presence in the emerging digital music download, or MP3, Industry. Although, as of this time, that investment has not yet realized its anticipated potential, management is optimistic that a return on that investment will occur.

On-going efforts have concentrated on the following areas: 1) continuing the development of www.ihomeline.com. Management is anticipating a live simulcast of the program will soon take place. Once this occurs, this will give the ihomeline joint venture a platform to simultaneously webcast and broadcast on the radio programs that can be syndicated into a variety of avenues. 2) the www.linksxpress.com investment. Linksxpress has a strong management team and is well-funded. There are proving to be a number of opportunities for synergy between our two organizations, and we are presently in negotiations to fully capitalize on those synergies. Management is optimistic that those discussions will bring positive results. 3) In the hosting area, management has had a number of meetings with various GTE representatives, in order to fully maximize our co-location facility in Phoenix. At least two significant proposals have been issued in conjunction with GTE. However, none have yet resulted in significant contracts, although some minor revenue is beginning to materialize. 4) Considerable energies have been applied in securing additional joint ventures. Management has striven to be prudent in securing good agreements with worthwhile projects. As a result, although we continue to be in serious negotiations with a variety of ventures, as of this time, no additional agreements have been signed.

For the future, management is consolidating its resources into the generation of immediate consulting revenue. Management will also continue to work towards developing www.ihomeline.com, which is presently in a capital raising phase.

Management has recently begun exploring various business combination possibilities to create greater momentum for the company. No serious discussions are underway at this time. However, management believes internet market forces and technology changes continue to rapidly create new business models, and challenge existing ones. Therefore, an alignment with a compatible entity with additional resources could be a benefit.

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On September 15, 1999, the Company exchanged 150,000 shares of the Company's common stock for 500,000 shares of common stock of Linksxpress.com, Inc. This issuance is claimed to be exempt pursuant to Regulation D under the Act.

         On July 22, 1999, the Company agreed to issue to a person providing accounting services to the Company an aggregate of 50,000 shares of the Company's common stock for an aggregate purchase price of $20,000. This issuance is claimed to be exempt pursuant to Regulation D under the Act.

         On May 12, 1998, the Company's Registration Statement on Form SB-2 (Commission File No. 333-43379) was declared effective by the U.S Securities and Exchange Commission. The Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998 contained a detail discussion of the securities registered by this Registration Statement. This discussion remains true and correct as of the end of the quarter ended September 30, 1999 except in certain regards discussed in the remainder of this paragraph. First, the Common Stock and the Company's Class A Warrants ("Class A Warrants") have commenced trading. In addition, 10,240 Class A Warrants have been exercised, and proceeds from such exercises in the aggregate amount of $10,240 have been received by the Company. All such proceeds have been used for general corporate purposes and were paid to persons other than directors and officers of the Company and persons owning more than 10% of any class of equity securities of the Company. Moreover, the Company believes that LS Capital Corporation has sold material numbers of the shares of Common Stock and Class A Warrants previously owned by it.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibits are filed with this Quarterly Report or are incorporated herein by reference:

                  Exhibit
                  Number            Description


                  10.1              Agreement dated September _____, 1999 between the Company and LinksXpress.com, Inc.
                  10.2              Stock  Option  Agreement  dated  September ___,  1999  executed  by  the  Company  in  favor  of
                                    LinksXpress.com, Inc.
                  10.3              Stock Option Agreement dated September __,  1999 executed by  LinksXpress.com,  Inc. in favor of the Company
                  10.4              Warrant dated September _____, 1999 executed by LinksXpress.com, Inc. in favor of the Company
                  27                Financial Data Schedule

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

                                      JVWEB, INC.
                                     (Registrant)


                                      By: /s/Greg J. Micek

                                     Greg J. Micek, President
                                     (Principal Executive Officer, Principal
                                     Financial Officer and Principal
                                     Accounting Officer)

Dated: November 19, 1999



                                 EXHIBITS INDEX

  Exhibit
  Number             Description


10.1              Agreement dated September _____, 1999 between the Company and LinksXpress.com, Inc.
10.2              Stock Option Agreement dated September _____,  1999 executed by the Company in favor of  LinksXpress.com,  Inc.
10.3              Stock Option  Agreement dated September _____,  1999  executed by  LinksXpress.com,  Inc.  in favor of the Company
10.4              Warrant dated September _____, 1999 executed by  LinksXpress.com,  Inc. in favor of the Company
27                Financial Data Schedule