Form 10QSB
period 1999-12-31
JVWEB INC
filed 2000-02-22
CIK 1051902

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]      Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
                  For the quarterly period ended:  December 31, 1999

[ ]      Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
                  For the transition period from _______ to _________

                        Commission file number: 000-24001

                                   JVWEB, INC.

     (Exact name of small business issuer as specified in its charter)

                   Delaware                             76-0552098

      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization                identification No.)

    5444 Westheimer, Suite 2080, Houston, Texas         77056
-------------------------------------------------     -------
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

         The number of shares of common stock, $0.01 par value, outstanding as December 31, 1999: 10,414,057 shares

Transitional Small Business Disclosure Format (check one): Yes__ No X

                                JVWEB, INC.
                          PERIOD ENDED DECEMBER 31, 1999

                                      INDEX

PART I.  FINANCIAL INFORMATION
                                                                         Page

         Item 1.  Financial Statements

         Condensed financial statements of JVWeb, Inc.:

              Balance sheet as of December 31, 1999                        3

              Income statements for thethree months and six months
                  ended December 31, 1999 and 1998                         4

              Statements of stockholders' equity through December
                  31, 1999                                                 5

              Statements of cash flows for the six months ended
                     December 31, 1999 and 1998                            6

              Notes to financial statements                                7

         Item 2.  Management's Discussion and Analysis of Financial
                           Condition And Results of Operations             8

PART II. OTHER INFORMATION

         Item 2.     Changes in Securities and Use of Proceeds             9

         Item 6.     Exhibits and Reports on Form 8-K.                     9

                             (a)Exhibits


SIGNATURE                                                                  9

PART 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                                   JVWeb, Inc.

                                  Balance Sheet

                             As of December 31, 1999

                      ASSETS

Cash                                                                                                    $   14,512
Accounts receivable                                                                                         50,328
Note receivable                                                                                             52,333

     Total Current Assets                                                                                  117,173

Office equipment and furniture (net of
     $2,580 accumulated depreciation)                                                                        1,910

Linksxpress.com, Inc. investment   60,000
Linksxpress.co.uk                                                                                          288,000
Investment in AMP3                                                                                         100,000
                 -                                                                                         -------

     Total Assets                                                                                      $  567,083
                                                                                                       ==========


      LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable                                                                                        $   71,793
Accrued interest                                                                                            15,883
Notes payable to related parties                                                                           359,223
                                                                                                           -------

     Total Liabilities                                                                                     446,899

Common stock, $0.01 par, 50,000,000 shares
     authorized, 10,414,057 shares issued and
     outstanding                                                                                          104,141
Paid-in capital                                                                                         1,888,960
Retained Earnings                                                                                      (1,872,917)
                                                                                                       ----------

     Total Stockholders' Equity                                                                           120,184
                                                                                                          -------

     Total Liabilities & Stockholders' Equity                                                          $  567,083
                                                                                                       ==========



                                   JVWeb, Inc.
                                Income Statements
          For the Three and Six Months Ended December 31, 1999 and 1998


                                                    3 Months          6 Months         3 Months          6 Months
                                                      Ended             Ended            Ended             Ended
                                                     Dec. 31,          Dec. 31,        Dec. 31,          Dec. 31,
                                                       1999              1999            1998              1998


REVENUES                                            $  40,138        $  62,971
COST OF SALES                                          40,459           40,459

    Gross Margin                                         (321)          22,512

EXPENSES

    General & administrative                          325,243          576,221       $ 125,762          $ 305,043
    Depreciation                                           98              439             244                439

                                                      325,341          576,660         126,006            305,482

    Operating (Loss)                                 (325,662)        (554,148)       (126,006)          (305,482)

INTEREST INCOME                                         1,000            2,000
INTEREST EXPENSE                                     (  4,408)        (  8,942)


       NET LOSS                                     $(329,070)       $(561,090)      $(126,006)        $(305,482)


NET LOSS PER COMMON SHARE                           $(    .04)       $(    .06)      $(    .02)        $(    .04)

WEIGHTED AVERAGE COMMON
       SHARES OUTSTANDING                           9,716,057        9,626,057       7,894,160         7,497,080



                                   JVWeb, Inc.
                        Statement of Stockholders' Equity
                            Through December 31, 1999

                                                                                                 Accumulated
                                                                                                  Deficit
                                                                                                  During the
                                                              Common Stock             Paid-in    Development
                                                      Shares            Amount          Capital      Stage              Totals

Shares issued at
    inception to founding
     shareholder for cash                           6,200,000         $  62,000        $   7,516                          $  69,516

Shares issued:
  for cash                                            700,000             7,000           48,000                             55,000
  for services                                        200,000             2,000           58,000                             60,000
  deposit on purchase
   of subsidiary                                       70,000               700          129,300                            130,000

Returnable shares                                                                       (130,000)                          (130,000)

Net (deficit)                                                                                            $(174,620)        (174,620)

Balances, June 30,
 1999 (Audited)                                     7,170,000            71,700          112,816          (174,620)           9,896

Shares issued:
    for cash                                          620,240             6,202          116,976                            123,178
    for services                                      358,860             3,589           66,454                             70,043

Shares returned from
    subsidiary purchase

      deposit                                      (   70,000)         (    700)             700

Fractional shares issued                               45,060               451         (    451)

Shares repurchased from

    founding shareholder                           (  150,000)         (  1,500)        (    900)                          (  2,400)

Net deficit                                                                                               (305,482)        (305,482)

Balance, December 31,
 1999 (Unaudited)                                   7,974,160         $  79,742        $ 295,595         $(480,102)       $(104,765)


                                   JVWeb, Inc.
                            Statements of Cash Flows
               For the Six Months Ended December 31, 1999 and 1998



                                                                                      6 Months           6 Months
                                                                                        Ended              Ended
                                                                                    December 31,       December 31,
                                                                                        1999               1998

CASH FLOWS FROM OPERATIONS
   Net deficit                                                                         $(561,090)        $(305,482)
   Adjustments to reconcile net
     deficit to cash provided
       from operating activities
         Depreciation                                                                        780              439
         Common stock issued for
           services                                                                      290,589            70,043
         Changes in:
           Accounts receivable                                                          ( 50,328)
           Write off of deposits on
           purchase of subsidiary                                                                           55,000
Net changes in:
           Employee advance                                                                                  2,550
           Inventory                                                                                      (  3,641)
           Prepaid legal expenses                                                         47,624            15,200
           Accounts payable                                                               31,926            11,956
     NET CASH USED BY OPERATING
         ACTIVITIES                                                                     (240,499)         (153,935)

CASH FLOWS FROM INVESTING ACTIVITIES
   Deposit on purchase of subsidiary                                                             ( 30,000        )
     NET CASH USED BY INVESTING
         ACTIVITIES                                                                              ( 30,000        )

CASH FLOWS FROM FINANCING ACTIVITIES
   Change in notes payable to founding
     shareholder                                                                         197,585            64,500
   Payments on note payable                                                             ( 24,927)          ( 1,250)
   Proceeds from notes payable                                                            20,000
   Issuance of common stock                                                               20,000           120,778
     NET CASH PROVIDED BY FINANCING
       ACTIVITIES                                                                        213,288           184,028

     NET INCREASE (DECREASE) IN CASH                                                    ( 28,221)               93
     CASH BEGINNING                                                                       42,733               412
     CASH ENDING                                                                       $  14,512         $     505

                                   JVWeb, Inc.
                          NOTES TO FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of JVWeb, Inc., a Texas corporation (`Company'), have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on From 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year,1999, as reported in Form 10-KSB, have been omitted.

NOTE B - ACQUISITION OF LINKSXPRESS.COM, INC.

On September 15, 1999, the Company acquired 500,000 shares of Linksxpress.com, Inc. in exchange for 150,000 shares of Company stock, valued at current market price of $.40 per share.

NOTE C - ACQUISITION OF LINKSXPRESS.CO.UK

On      the Company acquired      shares of Linksxpress.co.uk in exchange for
600,000 shares of company stock, valued at current market value of $.48 per share.

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

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

      On or about January 17, 2000, the Company was served with a Summons with Notice dated December 30, 1999 regarding a lawsuit instituted by Louis Ferro, a former consultant of the Company. This lawsuit was instituted in the Supreme Court of the State of New York, County of New York (Index No. 605883) against the Company and Greg J. Micek, a Director and the President of the Company. (The Supreme Court of the State of New York is the initial level trial court of the State of New York.) Under the procedural law of the State of New York, the Summons with Notice received by the Company is not required to give much information regarding the specifics of the claims being asserted, and no such specifics were given. However, such Summons with Notice did indicate that the nature of the action is breach of contract, unjust enrichment and libel, and that Mr. Ferro is seeking $1,042,132.89 (plus interest) in damages. The Company otherwise had until about February 17, 2000 to answer this lawsuit; however, the Company procured an extension from Mr. Ferro's counsel, giving to the Company the right to file its answer at any time on or prior to March 15, 2000. The Company believes that the lawsuit is without merit and that the Company has valid counterclaims against Mr. Ferro, having values that will more than offset any amounts Mr. Ferro is likely to recover against the Company. Accordingly, unless settled soon, the Company intends to answer this lawsuit, vigorously defending against all claims asserted and asserting all available counterclaims. Notwithstanding the preceding, to avoid the excessive costs of litigation, the Company has reached a verbal, non-binding settlement with Mr. Ferro in which the Company would pay to Mr. Ferro an amount extremely small in comparison to the amount sought by him. The ultimate completion of this settlement depends on one contingency, the outcome of which is uncertain. As a consequence, the ultimate outcome of the proposed settlement and of this lawsuit can not now be determined.

Item 2.  Changes in Securities and Use of Proceeds

         For services rendered and agreed to be rendered the Company granted to a person providing services to the Company an option to purchase up to 1,000,000 shares of the Company's common stock at an exercise price of $.21 per share. The issuance of the option is claimed to be exempt, and the issuance of the common stock underlying the option will be claimed to be exempt, pursuant to Regulation D under the Securities Act of 1933.

         On May 12, 1998, the Company's Registration Statement on Form SB-2 (Commission File No. 333-43379) was declared effective by the U.S Securities and Exchange Commission. The Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998 contained a detail discussion of the securities registered by this Registration Statement. This discussion remains true and correct as of the end of the quarter ended December 31, 1999 except in certain regards discussed in the remainder of this paragraph. First, the Common Stock and the Company's Class A Warrants ("Class A Warrants") have commenced trading. In addition, 10,240 Class A Warrants have been exercised, and proceeds from such exercises in the aggregate amount of $10,240 have been received by the Company. All such proceeds have been used for general corporate purposes and were paid to persons other than directors and officers of the Company and persons owning more than 10% of any class of equity securities of the Company. Moreover, the Company believes that LS Capital Corporation has sold material numbers of the shares of Common Stock and Class A Warrants previously owned by it.

Item 6.  Exhibits and Reports on Form 8-K

         (a) The following exhibits are filed with this Quarterly Report or are incorporated herein by reference:

                  Exhibit

                  Number            Description

                  10.1              Stock Purchase  Agreement dated December
                                    21,   1999   between   the  Company  and
                                    LinksXpress.com, Inc.

         (b)      Reports on Form 8-K

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

                                                     JVWEB, INC.
                                                     (Registrant)


                                                     By: /s/Greg J. Micek
                                                     Greg J. Micek,
                                                     President
                                                     (Principal Executive
                                                     Officer, Principal
                                                     Financial Officer and
                                                     Principal
                                                     Accounting Officer)

Dated: February 22, 2000



                                 EXHIBITS INDEX

  Exhibit

  Number             Description

10.1                       Stock Purchase  Agreement dated December 21, 1999
                                    between       the       Company      and
                                    LinksXpress.com, Inc.

27                Financial Data Schedule