Form 10QSB/A
period 1999-12-31
JVWEB INC
filed 2000-02-22
CIK 1051902

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB/A

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

                       MANAGEMENT DISCUSSION AND ANALYSIS


General Discussion

During this quarter, management completed its efforts at re-defining the manner in which we would execute our business model. We successfully separated ourselves from our overall reliance on Lernout and Hauspie for execution support, through the addition of key management in the areas of sales and operations. We also completed a review of our existing projects, and, a result, established priority projects to concentrate on in the next year. Therefore, our budget for the upcoming year relies, to a material extent, on a successful launch of www.ihomeline.com, www.dadandme.com, www.linksxpress.com, and other projects under development. We are also relying on the establishment of our fee for service division, which offers integrated sponsorship, web hosting and web development, and strategic consulting services to our joint venture partners and third party clients.

Balance Sheet

Current Assets: Cash and other current assets remain at a sufficient level to meet our obligations. The note receivable regards a loan made to AMP3.com, which, management believes, remains as a collectible asset. AMP3 is under various discussions for the sale of its business, at which time the note will be paid.

Other Assets: JVWeb made an investment, along with Linksxpress.com, Inc., in the establishment of Linksxpress.co.uk, Inc., a european edition of www.linksxpress.com. The investment gave JVWeb a 45% interest in this separate entity in exchange for 600,000 shares of JVWeb. We are also reporting our investment in Linksxpress.com, Inc., which is unchanged for the quarter. Finally, we continue to report our initial investment in AMP3.com, which, as we stated, is under various discussions to be sold.

Total Liabilities: Overall, accounts payables remain at a manageable level, as we strive to keep a balance between incurring obligations, and investing in meeting our growth goals for the year. The note payable to related parties has grown an additional $104,812 for the quarter, as continued investments are being made into the company's future.

Total Stockholders' Equity: The increase in shares outstanding was principally due to the linksxpress.co.uk, Inc. transaction. Additional shares were issued to consultants performing services on various projects under development. In the quarter, stock options issued included 1,000,000 options issued to Carlo Pellegrini and 400,000 options issued to Ken Gooley, under the Company's stock option plan. These options, if exercised, would be converted into restricted shares.

INCOME STATEMENT

Revenues: The principal revenues for the quarter were derived from services performed in launching www.ihomeline.com, in which JVWeb has a 50% interest. Through these efforts, JVWeb is refining its service offering, which will be extended to additional joint venture partners and third party clients.

Expenses: The principal expenses for the quarter involved recorded stock issuances to consultants engaged in various research & development projects on behalf of the company. Other material expenses incurred related to the launching of ihomeline, and other projects under development. It is the policy of the company to take the conservative position of expensing items related to projects under development, as opposed to setting up "work in progress" asset accounts on the balance sheet.

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

Item 2.  Changes in Securities and Use of Proceeds

For services rendered and agreed to be rendered, during the fiscal quarter ended December 31, 1999, the Company granted to one person providing services to the Company an option to purchase up to 1,000,000 shares of the Company's common stock and to another person providing services to the Company an option to purchase up to 400,000 such shares. The exercise price for the 1,000,000 optioned shares is $.21 per share, and the exercise price for the 400,000 optioned shares is $.50 per share. The issuances of these options are claimed to be exempt, and the issuances of the common stock underlying the options will be claimed to be exempt, pursuant to Regulation D under the Securities Act of 1933.

For services rendered, during the fiscal quarter ended December 31, 1999, the Company issued to two persons providing services to the Company an aggregate of 110,000 shares of the Company's common stock. The issuances of these shares are claimed to be exempt pursuant to Regulation D under the Securities Act of 1933.

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