Form 10QSB
period 2000-03-31
JVWEB INC
filed 2000-05-22
CIK 1051902

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934 For the quarterly period ended: March 31, 2000

[ ] Transition  report  pursuant  to  Section  13  or  15(d)  of  the Securities
    Exchange Act of 1934 For the transition period from _______ to _________

                                              Commission file number: 000-24001

                                   JVWEB, INC.

        (Exact name of small business issuer as specified in its charter)

                   Delaware                                76-0552098
       --------------------------------               ---------------
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization                identification No.)

         5444 Westheimer, Suite 2080, Houston, Texas                  77056
------------------------------------------------------              -------
            (Address of principal executive officer)              (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court Yes No ___

APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares of common stock, $0.01 par value, outstanding as of March 31, 2000: 11,940,057 shares

Transitional Small Business Disclosure Format (check one):   Yes      No   X_
                                                                 ---     ----

                                   JVWEB, INC.
                          QUARTER ENDED MARCH 31, 2000

                                      INDEX

PART I.  FINANCIAL INFORMATION
                                                                                        Page

         Item 1.  Financial Statements

         Condensed financial statements of JVWeb, Inc.:

              Balance sheet as of March 31, 2000                                        3

              Income statements for the three and nine months ended March
                  31, 2000 and 1999                                                     4

              Statements of cash flows for the six months ended
                     March 31, 2000 and 1999                                            5

              Notes to financial statements                                             6

         Item 2.  Management's Discussion and Analysis of Financial
                           Condition And Results of Operations                          7

PART II. OTHER INFORMATION

         Item 2.     Changes in Securities and Use of Proceeds                          9

         Item 6.     Exhibits and Reports on Form 8-K.                                  9

                             (a)Exhibits

SIGNATURE                                                                               9

PART 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                                   JVWeb, Inc.
                                 Balance Sheet
                              As of March 31, 2000

                      ASSETS

Cash                                                                                                    $   73,346
Accounts receivable                                                                                         32,147
Note receivable                                                                                             53,334
Prepaid professional                                                                                       227,156
                                                                                                        ----------

     Total Current Assets                                                                                  385,983
                                                                                                       ----------

Office equipment and furniture (net of
     $3,004 accumulated depreciation)                                                                        4,328

Linksxpress.com, Inc. investment                                                                            60,000
Linksxpress.co.uk, Inc.                                                                                    312,000
Investment in AMP3                                                                                         100,000
Investment in Crosspointe                                                                                  600,000
Investment in Great Records                                                                                454,000
Investment in Sweepstakes                                                                                  187,500
                                                                                                           -------

     Total Assets                                                                                       $2,103,811
                                                                                                       ==========


      LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable                                                                                        $   58,040
Accrued interest                                                                                            22,538
Accrued expenses                                                                                             3,279
Notes payable to related parties                                                                           507,802
                                                                                                           -------

     Total Liabilities                                                                                    591,659
                                                                                                       ----------

Common stock, $0.01 par, 50,000,000 shares
     authorized, 11,940,057 shares issued and
     outstanding                                                                                          119,401
Paid-in capital                                                                                         3,543,394
Retined Earnings                                                                                       (2,150,643)
                                                                                                        ----------

     Total Stockholders' Equity                                                                         1,512,152
                                                                                                      -----------

     Total Liabilities & Stockholders' Equity                                                          $2,103,811
                                                                                                       ==========


                                   JVWeb, Inc.
                                Income Statements
           For the Three and Nine Months Ended March 31, 2000 and 1999


                                                    3 Months          9 Months         3 Months          9 Months
                                                      Ended             Ended            Ended             Ended
                                                     Mar. 31,          Mar. 31,        Mar. 31,          Mar. 31,
                                                       2000              2000            1999              1999
                                                   ----------        ----------       ----------        -------


REVENUES                                            $  46,071        $ 124,722         $16,315
COST OF SALES                                         57,048            97,507
                                                   --------- ----------------

    Gross Margin                                     ( 10,977)          27,215                             16,315

EXPENSES

    General & administrative                         221,070           797,291        $ 252,244         $ 572,230
    Provision for contingent
      collections                                                       54,860
    Depreciation                                         865             1,304              366               805
                                                   --------- ----------------         ---------  ----------------

                                                     221,935           853,455          252,610           573,035
                                                   --------- ---------------- ----------------- -----------------

    Operating (Loss)                                 (232,912)        (826,240)        (252,610)         (556,720)

INTEREST INCOME                                        1,020             3,020
INTEREST EXPENSE                                     (  6,654)        ( 15,596)        (  2,618)         (  3,990)
                                                    ---------        ---------        ---------         ---------


       NET LOSS                                     $(238,546)       $(838,816)       $(255,228)        $(560,710)
                                                    =========        =========         =========         =========


NET LOSS PER COMMON SHARE                           $(    .02)       $(    .08)       $(    .03)        $(    .07)

WEIGHTED AVERAGE COMMON
       SHARES OUTSTANDING                          10,780,057        9,985,557        8,283,135         7,771,429



                                   JVWeb, Inc.
                            Statements of Cash Flows
                For the Nine Months Ended March 31, 2000 and 1999

                                                                                      9 Months           9 Months
                                                                                        Ended              Ended
                                                                                       March 31,          March 31,
                                                                                         2000               1999
                                                                                       ---------        --------

CASH FLOWS FROM OPERATIONS
   Net deficit                                                                         $(838,816)        $(560,710)
   Adjustments to reconcile net
     deficit to cash provided
       from operating activities
         Depreciation                                                                      1,304              805
         Common stock issued for
           services                                                                      594,783           266,303
         Changes in:
           Accounts receivable                                                          ( 32,147)
           Write off of deposits on
           purchase of subsidiary                                                                           55,000
   Net changes in:
           Employee advance                                                                                  2,550
           Equipment                                                                    (  2,942)
           Inventory                                                                                      (  3,641)
           Prepaid legal expenses                                                       (149,319)           19,280
           Accounts payable                                                               26,105            28,377
                                                                                       ---------         ---------
     NET CASH USED BY OPERATING
         ACTIVITIES                                                                     (401,032)         (192,036)
                                                                                       ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Deposit on purchase of subsidiary                                                                      ( 30,000)
                                                                                                         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Change in notes payable to founding
     shareholder                                                                         346,165            90,950
   Payments on note payable                                                             ( 54,510)
   Proceeds from notes payable                                                            20,000
   Issuance of common stock                                                              120,000           135,778
                                                                                       ---------         ---------
     NET CASH PROVIDED BY FINANCING
       ACTIVITIES                                                                        431,655           226,728
                                                                                       ---------         ---------

     NET INCREASE (DECREASE) IN CASH                                                      30,623             4,692
     CASH BEGINNING                                                                       42,723               412
                                                                                       ---------         ---------

     CASH ENDING                                                                       $  73,346         $   5,104
                                                                                       =========         =========

                                   JVWeb, Inc.
                          NOTES TO FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of JVWeb, Inc., a Texas corporation (?Company?), have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission (?SEC?), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company?s latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 1999, as reported in Form 10-KSB, have been omitted.

NOTE B - ACQUISITION OF LINKSXPRESS.COM, INC.

On September 15, 1999, the Company acquired 500,000 shares or 8% of the outstanding stock of Linksxpress.com, Inc. in exchange for 150,000 shares of Company stock, valued at current market price of $.40 per share.

NOTE C - ACQUISITION OF LINKSXPRESS.CO.UK

On December 21, 1999, the Company acquired 350,000 shares or 45% of the outstanding stock of Linksxpress.co.uk, Inc. in exchange for 600,000 shares of company stock, valued at current market value of $.48 per share.

NOTE D - ACQUISITION OF CROSSPOINTE

On January 17, 2000, the Company acquired 300,000 shares or approximately 7.5% of the outstanding stock of Crosspointe, Inc. in exchange for 300,000 shares of company stock, valued at current market value of $2.00 per share.

NOTE E - ACQUISITION OF GREAT RECORDS

On January 21, 2000, the Company acquired 150,000 shares or 50% of the outstanding stock of Great Records, Inc., a previously wholly-owned subsidiary of Crosspointe, Inc., in exchange for 227,000 shares of company stock valued at current market value of $2.00 per share.

NOTE F - ACQUISITION OF SWEEPSTAKES ENTERTAINMENT CORPORATION

On March 23, 2000, the Company issued 150,000 shares of Company stock valued at current market value of $1.25 per share in exchange for a 10% interest in Sweepstakes Entertainment Corporation ("Sweepstakes"). The Company has an option to purchase the assets of Sweepstakes. The purchase price will be 1,450,000 shares of the Company and 1,000,000 shares of National Sweepstakes Show, Inc., a subsidiary formed by JVWeb for purposes of this acquisition.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

OVERVIEW

The JVWeb business model to joint venture with existing companies to bring their brands on line requires a thorough understanding as to how the JVWeb financial statements can best be analyzed. Specifically, out of our four revenue centers that are evolving (see below), the buying and selling of our joint venture interests represents the most difficult to analyze. This is due to the nature of these interests, as joint ventures, are often only able to be reported at cost when JVWeb owns less than a fifty percent interest. Therefore, as our financial statements are analyzed, we recommend some weight be given to the balance sheet reporting of the increase in value of our varied holdings, as well as revenue, as an indication of our financial performance.

REVENUE MODEL

JVWeb is refining its revenue model into four distinct categories:

1. Joint ventures. As we have been announcing over the last year, we have entered into a number of joint ventures. Our strategy has been to target the establishment of ventures that feed off of each other, and represent an "internet eco-system", as a self-supporting network of e-commerce ventures. A more complete discussion of these various ventures and how they inter-relate is outlined below. We would like to emphasize that we see our core capability as creating on-line strategies that work. Therefore, we anticipate that our pace of developing on-line ventures will accelerate and we will be aggressively selling these ventures to major companies in search of on-line strategies that can work for them. Revenue Status: The status of the individual ventures is reported below.

     2. Fee for Service. As we had announced recently, we have made a significant investment in a sales campaign to generate service revenue in the areas of web hosting, web development, and internet strategy consulting. To showcase our internet strategy capabilities, we feature our creation of our varied joint ventures, as well as the targeted strategies represented by www.crisis-communications.com, and www.webdisasterrecovery.com. In this campaign, we are making contact with hundreds of companies each month. We are presently one month into the campaign, and are now at the stage of establishing first appointments. We have noted already, however, that fully one half of the companies we are contacting, in the Houston Gulf Coast area, have not yet even developed a website! Therefore, we feel a strong market continues to exist for web development services. As we have a long-term commitment to this campaign, we are confident this revenue center will be a robust contributor to our revenue stream. Revenue Status: We are already generating a minimum of $10,000 in monthly revenue from this division, primarily from providing service to our joint venture partners. We feel we are on track to meet our goal of having this division generating a minimum of $30,000 in monthly revenue in the near term.

     3. Integrated Sponsorships. JVWeb has made a core commitment to provide content programming as a specific value add to its various joint ventures. This is presently manifested in the two properties, www.ihomeline.com (and its companion site, www.ihomeline.co.uk), a radio and internet talk show centered on home remodeling, and our suite of media assets revolving around the sweepstakes industry. We have determined that our resources can best be deployed in developing programming that can be distributed in multiple channels, including radio, the internet, print, and (ultimately) video. As a result, we are building an inventory of advertising space that is available in the form of "integrated sponsorships" to national advertisers. More than just banner ads on a website, these integrated sponsorships allow the advertiser to reach its audience through a variety of mediums, often as content imbedded in the programming. This, we feel , offers superior value to the advertiser. We expect this inventory to grow dramatically over the next twelve months, as we build our programming and its corresponding distribution through the multiple channels as mentioned above. Revenue Status: We have met 20% of our internal goal of generating $30,000 in monthly revenue by this time. Although this is disappointing, we have also expanded our inventory of sponsorship ad space available to over $120,000, which far exceeds our goal of $60,000. Further, the Sweepstakes assets is expected to double this again, to an additional $120,000 in ad inventory, by mid-summer. We are adding a second sales person to handle this increase of inventory. As a result, we anticipate rapid actual revenue growth in this area.

     4. Commerce. The ultimate goal is to generate commerce. JVWeb's view is that commerce is to be generated through a blend of traditional and on-line strategies. In that regard, we are presently concentrating our efforts in the following areas of commerce:
 a.  On-line  subscriptions.  Whether  driven  by sponsors paying for exposure, or subscribers paying for content, our present ventures, specifically, 1) a suite of media assets centered on the sweepstakes industry, and 2) a financial newsletter, are well-suited for this application of commerce. Revenue Status:
                  We will be launching the two on-line subscription products mentioned above in June. We expect, within three months of start-up, the two newsletters combined will be generating a minimum of $50,000 in monthly revenue.

b.       Sale of  merchandise.  Through  both  www.ihomeline.com,  and our soon to be re-launched www.dadandme.com, we have branded merchandise that can be sold. Revenue Status: We are presently lining up retail partners for these two product lines, and do not yet have a timetable for revenue generation.

c.       Projects in process.  We are actively engaged in developing,  with partners, additional commerce opportunities that we feel will succeed in profitably generating revenue through commerce.


SPECIFIC VENTURES

The following ventures are all actively being developed:

1. Ihomeline, Inc.: This project encompasses both ihomeline.com, and the recently announced ihomeline.co.uk. JVWeb owns a 50% interest in ihomeline.com. It presently owns a 100% interest in ihomeline.co.uk, although it is contemplating contributing 50% into ihomeline.com, and is planning on bringing in 2Cs, its London-based strategic partner for the remaining 50%. Ihomeline is an integration of a radio talk show, that is syndicated nationwide, and a how-to website. JVWeb' value-add is in overall business management of the venture. We are presently syndicating a two minute version of the talk show, as a vignette, to over 300 radio stations nationwide. This is a primary component of our ad inventory referenced above in our integrated sponsorship package.

2.       Linksxpress,   Inc.:   This project  encompasses   www.linksxpress.com
         in  which   JVWeb  owns  an  8%   interest,  and www.linksxpress.co.uk,
         in which JVWeb owns a 38% interest. Linksxpress is an e-commerce shopping mall, with unique navigation features. JVWeb's value add is in providing strategies to drive traffic to the site, such as the sweepstakes and ihomeline programming ventures.

3. Icrosspointe, Inc.: This project encompasses Icrosspointe.net, Inc., in which JVWeb owns an 8% interest, and Great Records, Inc., in which JVWeb owns a 50% interest. Icrosspointe is a Christian-based on-line community. JVWeb's value add is in providing strategies to drive traffic to the site, as well as co-venturing on projects into that community, such as www.dadandme.com, and e-charitable funding strategies, based on a JVWeb on-line model, www.holyfamilyshrine.org. Great Records, Inc. is a full-service record label, using the internet as a means of distributing the music. JVWeb's value add is in the on-line strategy for the venture, and overall business management support.

4. The National Sweepstakes Show, Inc.: JVWeb owns 58% of this entity, which includes a suite of media assets revolving around the sweepstakes industry. The assets include a newspaper supplement, Sweepstakes News, which is scheduled to debut this fall, a radio program, in which a demo can be heard at www.nationalsweepstakesshow.com, and an additional website, www.sweepstakesnews.com, which will be an on-line subscription based newsletter. JVWeb's value add is in overall business management of the project. This acquisition is a critical component of our overall strategy, in that it will be a primary solution to the question of how we will drive traffic to our various sites.

5. On-line Financial Newsletter: We have just completed the acquisition of a 60% interest in a suite of on-line financial newsletters. Through these newsletters we will be showcasing other public companies, who will pay the venture a fee for such activities. We will also be offering our other services, such as web hosting, web development and strategic internet consulting services to these companies.

6. Amp3, Inc. JVWeb has a 4.5% interest in this on-line music portal. We have no update on the status of this investment at this time.

7. Wholly-Owned Ventures: In addition to the above, we have, in inventory a number of domain names that are in various stages of development into operational websites. These projects involve strategies that JVWeb has created and is prepared to implement as the right combination of partners are brought together. The most current project involves a suite of family-related sites, including www.dadandme.com (a re-launch), www.momandme.net, and www.familylifestyles.com.

     Our accounting policy has been to present the above investments at the conservative cost basis. Management feels that the ventures above, as a group, represent values materially greater than that represented on the balance sheet.

     INCOME STATEMENT

1. Revenue: Gross revenues for the quarter primarily reflect the emergence of ourfee-for-service division. The source of those revenues was mainly derived from web development and consulting services performed on behalf of our joint ventures.

2. Cost of Operations: Our cost of operations for the quarter, $221,070, represents a 20% reduction in costs from the same period in the prior year. This reflects the efforts made to more efficiently streamline our operations towards the production of immediate revenue, with a corresponding reduction in research and development expenditures.

BALANCE SHEET

1. Current Assets. The prepaid professional fees of $227,000 reflects two substantial commitments made to sales. The first is the sales program to support the growth of our fee for service division, and the second is a campaign associated with our ihomeline joint venture.
2. Investments. As stated above, we conservatively report all of our investments in our joint ventures at cost.
3. Liabilities. The accounts payable of $58,000 reflect primarily commitments we are making on behalf of ihomeline, Inc.

PART II. OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds


     On January 17, 2000, the Company exchanged 300,000 shares of the Company's common stock for 300,000 shares of common stock of CrossPointe Net, Inc. This issuance is claimed to be exempt pursuant to Regulation D under the Act.

     On May 12, 1998, the Company's Registration Statement on Form SB-2 (Commission File No. 333-43379) was declared effective by the U.S. Securities and Exchange Commission. The Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998 contained a detail discussion of the securities registered by this Registration Statement. This discussion remains true and correct as of the end of the quarter ended March 30, 2000 except in certain regards discussed in the remainder of this paragraph. First, the Common Stock and the Company's Class A Warrants ("Class A Warrants") have commenced trading. In addition, 110,240 Class A Warrants have been exercised, and proceeds from such exercises in the aggregate amount of $110,240 have been received by the Company. All such proceeds have been used for general corporate purposes and were paid to persons other than directors and officers of the Company and persons owning more than 10% of any class of equity securities of the Company. Moreover, the Company believes that LS Capital Corporation has sold material numbers (if not all) of the shares of Common Stock and Class A Warrants previously owned by it.

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

Dated: May 22, 2000