Form 10KSB
period 2000-06-30
JVWEB INC
filed 2000-10-16
CIK 1051902

UNITED STATES SECURITIES
AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2000

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

YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended June 30, 2000 were $93,047.

The aggregate market value of the voting stock held by non-affiliates of the registrant on October 9, 2000 was $1,066,608. The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of October 9, 2000 was 13,097,946.

Transitional Small Business Disclosure format (Check one): YES [ ] NO [X]

                                                        INDEX

                                                                                                        Page Number
                                                       PART I.

Items 1. & 2.     Business and Properties.                                                                     3

Item 3.           Legal Proceedings.                                                                          24

Item 4.           Submission of Matters to a Vote of Security Holders.                                        25

                                                      PART II.

Item 5.                    Market for the Registrant's Common Equity and Related
                  Stockholder Matters.                                                                        25

Item 6.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                                                        25

Item 7.           Financial Statements.                                                                       29

Item 8.           Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.                                                        29

                                                      PART III.

Item 9.           Directors, Executive Officers, Promoters and Control
                  Persons; Compliance with Section 16(a) of the Exchange Act.                                 29

Item 10.          Executive Compensation.                                                                     30

Item 11.          Security Ownership of Certain Beneficial Owners and
                  Management.                                                                                 32

Item 12.          Certain Relationships and Related Transactions.                                             33

                                                      PART IV.

Item 13.          Exhibits and Reports on Form 8-K.                                                           33

ITEMS 1 and 2. BUSINESS AND PROPERTIES.

INTRODUCTION

        JVWeb, Inc. (the “Company”) was incorporated on October 28, 1997 under the laws of the State of Delaware. The Company was formed for purposes of pursuing electronic commerce opportunities. On May 20, 1998, the Company became publicly-held through the distribution by Eurbid.com, Inc., f/k/a “LS Capital Corporation” (“Eurbid.com”), of certain of its shares of the Company’s common stock to Eurbid.com’s stockholders.

        At the time the Company was formed, electronic commerce opportunities were expected to arise in several different ways. However, the Company expected primarily to offer products, services, content and advertising by means of sites on the World Wide Web (the “Web”) of the Internet. The Company expected that the products, services, content and advertising would usually be offered by joint ventures between the Company and established businesses although occasionally they would be offered directly by the Company itself. In the case of joint ventures, the Company expected to contribute technical expertise and (in certain instances) financial assistance in developing the joint ventures’ Web sites, while the joint venture partners would be responsible for furnishing the joint ventures’ products or services, the content for the joint ventures’ Web sites, and the related business expertise. This area of the Company’s business is referred to herein as the joint venture division; in the past, the Company has referred to this area of its business as the brands-under-management division. The Company also expected secondarily to sell the technological, marketing and other abilities that the Company had acquired or in the future may acquire. This area of the Company’s business is referred to herein as the fee-for-service division. From time to time the Company has given a greater emphasis to one of these division over the other.

        During the course of the audit of the Company’s fiscal 2000 financial statements, the Company’s independent auditors took exception to the Company’s valuation of certain of its assets. The revaluation of these assets for financial accounting purposes resulted in a write-down of $1,636,365. This write-down contributed to a net loss in fiscal 2000 of $3,054,356. Moreover, the Company has incurred net losses since inception, so that the Company had an accumulated deficit of $4,366,183 as of June 30, 2000. Furthermore, during fiscal 2000, the Company’s financial resources dwindled considerably. Greg J. Micek, a director and the President of the Company, has provided a significant portion of the Company’s financing throughout its history. However, Mr. Micek is not legally obligated to provide funds and can not be legally compelled to do so. Mr. Micek has indicated that his provision of funds can not continue indefinitely. As a consequence of all of these developments, the Company has aggressively cut costs and reduced operations. The Company now intends to seek actively an appropriate merger candidate in a transaction that would likely result in a change in the control and management of the Company. The search of an appropriate merger candidate commenced only in early October 2000, and no material discussions regarding such a merger are going on at the present time. There can be no assurance that a merger will be completed. If no merger is completed, the Company intends to continue to pursue its business plan (to the extent that the Company remains able) at a reduced level from that pursued during fiscal 2000. Much of this Annual Report assumes that a merger is not completed and the Company continues with its pursuit of its business plan in the manner described in the preceding sentence.

        The address of the Company is 5444 Westheimer, Suite 2080, Houston, Texas 77056, and its telephone number is 713/622-9287. The Company’s own Web site is located at http://www.jvweb.com. Information contained in the Company’s Web site shall not be deemed to be a part of this Annual Report.

RISK FACTORS

        In addition to the other information in this Annual Report, the following risk factors, among others, should be considered carefully in evaluating the Company and its business. Unless the context requires otherwise, the terms "we", "us" and "ours" (as used in these Risk Factors) refers to the Company and the joint ventures in which it participates.

        WE EXPECT TO HAVE FUTURE CAPITAL NEEDS, AND THE PROCUREMENT OF ADDITIONAL FINANCING TO MEET THESE NEEDS IS UNCERTAIN. A MEMBER OF OUR MANAGEMENT HAS PROVIDED A SUBSTANTIAL PORTION OF OUR FINANCING, AND THERE CAN BE NO ASSURANCE THAT HE WILL CONTINUE TO PROVIDE FINANCING.

        We currently have no meaningful flow of revenues. Our future liquidity and capital requirements will depend upon numerous factors, including the success of our existing and future services and the success of our Web sites. We anticipate that during fiscal 2001 we will need to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such additional funding (if needed) will be available on terms acceptable to us. The general downturn in the financing of electronic commerce ventures has further limited our ability to obtain financing. Furthermore, debt financing (if available and undertaken) may involve restrictions limiting our operating flexibility. Moreover, if we issue equity securities to raise additional funds, the following results will or may occur:

*	The percentage ownership of our existing stockholders will be reduced
*	Our stockholders may experience additional dilution in net book value per share
*	The new equity securities may have rights, preferences or privileges senior to those of the holders of our Common Stock.

We can not now predict our additional capital requirements because of the uncertainty of our actual capital requirements. However, to pursue our business plan as desired, we believe that our future capital requirements will exceed our current financial position. We expect to finance our operations for fiscal 2001 through cash flow from operations and the possible private placement of our equity securities. We are looking for sources of additional capital. However, there can be no assurance that we will find such sources. Moreover, Greg J. Micek, one of our directors and our President, has provided a significant portion of our financing throughout our history. As of June 30, 2000, we owed approximately $601,730 to Mr. Micek. Mr. Micek is not legally obligated to provide funds and can not be legally compelled to do so. Moreover, Mr. Micek has indicated that his provision of funds can not continue indefinitely. Accordingly, Mr. Micek may discontinue funding at a time before we become financially self-sustaining or are able to procure alternative financing. If Mr. Micek discontinues providing funds and adequate, alternative funds are not available on acceptable terms, we may be prevented from pursing future opportunities, responding to competitive pressures or continuing our business as we have historically, if at all. Our failure to pursue future opportunities, respond properly to competitive pressures or continue our business in an appropriate manner could materially and adversely affect our business, results of operations and financial condition. As a worse case, our failure to procure required financing could cause us to cease operations either temporarily or permanently.

        WE EXPECT THAT IN THE FUTURE WE MAY ENTER INTO A MERGER TRANSACTION IN WHICH OUR MANAGEMENT AND THE CONTROL OF US MAY CHANGE. WE HAVE NOT IDENTIFIED ANY MERGER CANDIDATE; THEREFORE, WE HAVE NO CURRENT SUBSTANTIVE DISCLOSURE RELATING TO ANY MERGER THAT MAY OCCUR IN THE FUTURE.

        We now intend to seek actively an appropriate merger candidate in a transaction that would likely result in a change our management and the control of us. The search of an appropriate merger candidate commenced only in early October 2000, and no material discussions regarding such a merger are going on at the present time. There can be no assurance that a merger will be completed. Because we have not yet identified any merger candidate, prospective purchasers or sellers of our securities have no substantive information upon which to base a decision to purchase or sell. Prospective purchasers or sellers of our securities would have access to significantly more information if we had already identified a merger candidate.

        WE HAVE NOT SPECIFIED AN INDUSTRY IN WHICH A COMPANY MUST CONDUCT ITS BUSINESS IN ORDER TO RECEIVE CONSIDERATION AS A MERGER CANDIDATE; MOREOVER, ANY MERGER WILL HAVE UNASCERTAINABLE RISKS.

        We believe that any merger would best be completed with a company in our industry or a related industry, and we intend to concentrate our efforts on finding such a company as a merger candidate. However, we do not intend to limit our consideration of merger candidates to any particular industry or business. Accordingly, prospective purchasers or sellers of our securities currently have no basis to evaluate the comparative risks and merits of any merger we may undertake in the future. If we merge with a business in a highly risky industry, we will become subject to those risks. Similarly, if we merge with a financially unstable business or a business that is in the early stages of development, we will become subject to the numerous risks to which such businesses are subject. Although we intend to consider the risks inherent in any industry and business in which a merger candidate is involved, there can be no assurance that we will correctly assess such risks.

        WE CURRENTLY HAVE NO CERTAIN STRUCTURE FOR ANY FUTURE MERGER, AND OUR STOCKHOLDERS MAY NOT NECESSARILY BE PERMITTED TO APPROVE OR DISAPPROVE ANY SUCH MERGER.

        We are involved in no present meaningful discussions regarding any particular merger. Accordingly, the structure of the merger and the percentage ownership interest of our current stockholders after any such merger is uncertain. Depending on the ultimate structure of any future merger, our stockholders may or may not be legally permitted to approve or disapprove such merger. Accordingly, our stockholders may be required to rely completely on the discretion of our management in all matters pertaining to any future merger.

        OUR LIMITED OPERATING HISTORY MAKES AN EVALUATION OF US AND OUR FUTURE EXTREMELY DIFFICULT.

        The Company was incorporated in October 1997. Upon incorporation, the Company continued preliminary work commenced by the founder of the Company several months earlier. In view of the length of its operating history, you may have difficulty in evaluating the Company and its business and prospects. You must consider our business and prospects in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. This is particularly true of companies in new and rapidly evolving markets such as electronic commerce. Such risks include an evolving and unpredictable business model and the management of possible rapid growth. To address these risks, we must successfully undertake most of the following activities:

*	Continue to develop the strength and quality of our operations
*	Maximize the value delivered to our clients
*	Enhance our current and future brands
*	Develop and increase our customer bases
*	Implement and successfully execute our business and marketing strategy
*	Continue to develop and upgrade our technology and transaction processing systems
*	Respond to competitive developments
*	Identify and pursue suitable electronic commerce opportunities
*	Create and constantly improve our Web sites
*	Provide superior customer service and order fulfillment

There can be no assurance that we will be successful in undertaking such activities. Our failure to address successfully our risks could materially and adversely affect our business, prospects, financial condition and results of operations. Moreover, the Company has incurred net losses since inception. As of June 30, 2000, we had an accumulated deficit of $4,608,324.

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

To respond to changes in our competitive environment, we may occasionally make certain service, marketing or supply decisions. We may benefit from these decisions in the long run. However, in the short run, such decisions could materially and adversely affect our quarterly results of operations and financial condition. We also expect that (like other retailers) we may experience seasonality in our businesses in the future. Due to all of the foregoing factors, in some future quarter our operating results may fall below the expectations of investors and any securities analysts who follow our Common Stock. In such event, the trading price of our Common Stock could be materially adversely affected. Further, we believe that period-to-period comparisons of our financial results may not be very meaningful. Accordingly, you should not conclude that such comparisons indicate future performance.

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

        WE RELY ON A NUMBER OF THIRD PARTIES, AND SUCH RELIANCE EXPOSES US TO A NUMBER OF RISKS.

        Our operations will depend on a number of third parties. We will have limited control over these third parties. We will probably not have many long-term agreements with many of them. We do not own a gateway onto the Internet. Instead, we now and presumably always will rely on a network operating center to connect our Web sites to the Internet. We also will rely on a variety of technology that we will license from third parties. Our loss of or inability to maintain or obtain upgrades to any of these technology licenses could result in delays. These delays could materially adversely affect our business, results of operations and financial condition, until equivalent technology could be identified, licensed or developed and integrated. Furthermore, we will depend on hardware suppliers for prompt delivery, installation and service of servers and other equipment used to deliver our products and services. Our inability to maintain satisfactory relationships with such third parties on acceptable commercial terms, or the failure of such third parties to maintain the quality of products and services they provide at a satisfactory standard, could materially adversely affect our business, results of operations and financial condition. In addition, we will also depend upon Web browsers for access to the products, services and advertising that we will offer.

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

        ELECTRONIC COMMERCE IS A DEVELOPING MARKET AND INVOLVES CONSIDERABLE UNCERTAINTY.

        The electronic market for products, services and advertising has only recently begun to develop and is rapidly changing. As is typical for a new and rapidly evolving market, demand for products, services and advertising over the Internet is considerably uncertain. There exist few proven services and products. Since the market for electronic commerce on the Internet is new and evolving, predictions of the size and future growth (if any) of this market are difficult. Moreover, no standards have yet been widely accepted for the measurement of the effectiveness of Web-based advertising. There can be no assurance that such standards will develop sufficiently to support Web-based advertising as a significant advertising medium. In addition, there can be no assurance that advertisers will determine that banner advertising offered on Web sites is an effective or attractive advertising medium. Moreover, there can be no assurance that we will effectively transition to any other forms of Web-based advertising if they develop. Furthermore, certain advertising filter software programs are available that limit or remove advertising from an Internet user’s desktop. If generally adopted by users, such software may materially and adversely affect the viability of advertising on the Internet. Our business, results of operations and financial condition could be materially adversely affected if any of the following events occur:

*	The markets for our electronic commerce fail to develop
*	The markets for our electronic commerce develop more slowly than expected
*	The markets for our electronic commerce become saturated with competitors
*	Our electronic commerce fails to achieve market acceptance

        WE HAVE NO ASSURANCE THAT OUR BRANDS WILL BE ACCEPTED.

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

        OUR FAILURE TO DEVELOP APPEALING CONTENT AND GRAPHICS COULD MATERIALLY ADVERSELY AFFECT US.

        Content and (to a lesser degree) graphic development relating to our Web sites are key elements to the success of our joint venture division. If these sites fail to have solid content (which is modified on a continual basis) and appealing graphics, we expect that consumers, vendors and advertisers will not be attracted to, or will discontinue to visit and utilize, the sites. We expect that (as a consequence) we will fail to develop successfully our brands. We have relied and will continue to rely substantially on content and graphic development efforts of third parties. There can be no assurance that our current or future third-party providers will effectively implement our Web sites, or that their efforts will result in significant revenue to us. Any failure to develop and maintain high-quality and successful Web sites could materially and adversely affect our business, results of operations and financial condition.

        ELECTRONIC COMMERCE INVOLVES A NUMBER OF SECURITY RISKS.

        A significant barrier to electronic commerce and communications is the secure transmission of confidential information over public networks. We will rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary for secure transmission of confidential information. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography or other events or developments will not compromise or breach the algorithms we will use to protect customer transaction data. Any such compromise of our security could materially and adversely affect our business, results of operations and financial condition. A party able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may need to expend significant capital and other resources to protect against the threat of such security breaches or to alleviate problems caused by such breaches. Concerns over the security of Internet transactions and the privacy of users may also inhibit the growth of the Internet generally, and the Web in particular, especially as a means of conducting commercial transactions. To the extent that our activities or the activities of third party contractors involve the storage and transmission of proprietary information (such as credit card numbers), security breaches could expose us to a risk of loss or litigation and possible liability. There can be no assurance that our security measures will prevent security breaches or that failure to prevent such security breaches will not materially and adversely affect our business, results of operations and financial condition.

        WE ARE EXPOSED TO THE RISK OF SYSTEM FAILURE, AND SUCH A FAILURE COULD MATERIALLY ADVERSELY AFFECT US.

        Our success largely depends upon communications hardware and computer hardware provided by a third party in a facility located in Houston. Like all computer systems, this system is vulnerable to damage from earthquake, fire, floods, power loss, telecommunications failures, break-ins and similar events. Despite our security measures, our servers are also vulnerable to computer viruses, physical or electronic break-ins and similar disruptive problems. The occurrence of any of these problems could lead to interruptions, delays, loss of data or cessation in service to users of our services and products. We rely on the redundancies and formal disaster recovery plans of our service providers, and there can be no assurances that these will be successful in protecting us. We do not now and will not for the foreseeable future maintain business interruption insurance. Any system failure that interrupts or increases response times of our Web sites could result in less traffic to such sites. If sustained or repeated, such failure could reduce the attractiveness to consumers, vendors and advertisers of our products, services and advertising. In addition, a key element of our strategy is to generate a high volume of visits to and activity with respect to our Web sites. A significant increase in the volume of visits to our Web sites could strain the capacity of the software or hardware we use. This strain could lead to slower response time or system failures. Such events could adversely affect sales of products, services and advertising and the number of impressions received by advertising and thus our advertising revenues.

        OUR SUCCESS DEPENDS TO A GREAT EXTENT ON OUR ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY.

        The development of our brands depends significantly on the protection of our trademarks and trade names. We have registered the “JVWeb”, “Dad & me”, “familylifestyle,” “crisis communications” Ihomeline”, “National Sweepstakes Show,” and “Sweepstakes News” trademarks in the United States. We also claim common law trade name rights in these and other names. Nonetheless, there can be no assurance that we will be able to secure significant protection for these trademarks. Our current and future competitors or others may adopt product or service names similar to our trademarks, thereby impeding our ability to build brand identity and possibly leading to customer confusion. Our inability to protect our trademarks and trade names might materially and adversely affect our business, results of operations and financial condition. In addition, in the future third parties may claim certain aspects of our business infringe their intellectual property rights. While we are not currently subject to any such claim, any future claim (with or without merit) could result in one or more of the following:

*	Significant litigation costs
*	Diversion of resources, including the attention of management
*	Our agreement to certain royalty and licensing arrangements

Any of these developments could materially and adversely affect our business, results of operations and financial condition. In the future, we may also need to file lawsuits to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Whether successful or unsuccessful, such litigation could result in substantial costs and diversion of resources. Such costs and diversion could materially and adversely affect our business, results of operations and financial condition.

        WE COULD BE MATERIALLY ADVERSELY AFFECTED BY FUTURE REGULATORY CHANGES AND CERTAIN CURRENT REGULATIONS APPLICABLE TO OUR BUSINESS.

        We are not currently subject to direct regulation by any government agency in the United States, other than regulations applicable to businesses generally. There are currently few laws or regulations directly applicable to access to or commerce on the Internet. Due to the increasing popularity and use of the Internet, a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing and characteristics and quality of products and services. Such legislation could dampen the growth in use of the Web generally and decrease the acceptance of the Web as a communications and commercial medium. Such a development could materially and adversely affect our business, results of operations and financial condition. In addition, because our products and services will be available and sold over the Internet in multiple states and foreign countries and because we may sell to numerous consumers resident in such states and foreign countries, such a jurisdiction may claim that we are required to qualify to do business as a foreign entity in such jurisdiction. We are qualified to do business in only two states. Our failure to qualify to do business as a foreign entity in a jurisdiction where we are required to do so could subject us to taxes and penalties for the failure to qualify. Any application of laws or regulations of a jurisdiction in which we are not currently qualified could materially and adversely affect our business, results of operations and financial condition.

        BECAUSE OF THE NATURE OF OUR BUSINESS, WE ARE EXPOSED TO A NUMBER OF SOURCES OF OTHER POTENTIAL LIABILITIES.

        Certain of our services will involve the development, implementation and maintenance of applications that are critical to the operations of our clients’ businesses. Our failure or inability to meet a client’s expectations in the performance of our services could injure our business reputation or result in a claim for substantial damages against us, regardless of our responsibility for such failure. We will attempt to limit contractually our damages arising from negligent acts, errors, mistakes or omissions in rendering our services. However, there can be no assurance that any contractual protections (if obtained) will be enforceable in all instances or would otherwise protect us from liability for damages. In addition, Internet users will be able to download certain materials from our Web sites and subsequently distribute the materials to others. Because of this, claims could be asserted against us (with or without merit) in the future on a variety of legal theories (including defamation, negligence and copyright and trademark infringement) depending on the nature and content of such materials. For example, we could be liable for any of the following:

*	Libel for any defamatory information we provided about a person
*	Any losses incurred by a person in reliance on incorrect information we negligently provided
*	Copyright and trademark infringement resulting from information we provided

Moreover, we may agree with third parties to provide links to such third parties’ Web sites. A claimant might successfully argue that by providing such links, we are liable for wrongful actions by such third parties through such Web sites, for such matters as the following:

*	Defamation
*	Negligence
*	Copyright and trademark infringement
*	Losses resulting from the products and services sold by the third party.

We do not currently maintain general liability insurance. Even if we were to procure this insurance, the insurance may not cover all potential claims or may not adequately indemnify us for all liability to which we are imposed. In addition, any liability or legal defense expenses not covered by insurance or exceeding our insurance coverage could materially and adversely affect our business, operating results and financial condition.

        LIMITATIONS ON CLAIMS AGAINST OUR OFFICERS AND DIRECTORS, AND OUR OBLIGATION TO INDEMNIFY THEM, COULD PREVENT OUR RECOVERY FOR LOSSES CAUSED BY THEM.

        The General Corporation Law of Delaware allows a Delaware corporation to limit the liability of its directors to the corporation and its stockholders for monetary damages for certain breaches of fiduciary duties. Our Certificate of Incorporation has limited our directors’ liability for monetary damages for breaches of fiduciary duties to the fullest extent permitted by applicable law. Moreover, our Bylaws provide that we must indemnify each director, officer, agent and/or employee to the maximum extent provided for in the General Corporation Law of Delaware. Further, we may purchase and maintain insurance on behalf of any such persons whether or not we have the power to indemnify such person against the liability insured against. Consequently, because of the actions of officers, directors, agents and employees, we could incur substantial losses and be prevented from recovering such losses from such persons. Further, the U.S. Securities and Exchange Commission (the “Commission”) maintains that indemnification for liabilities arising under the Securities Exchange Act of 1933 (the “Act”) is against the public policy expressed in the Act, and is therefore unenforceable.

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

        WE RELY HEAVILY UPON CERTAIN DIRECTORS AND OFFICERS, AND OUR LIMITED MANAGEMENT RESOURCES MAY NOT BE SUFFICIENT FOR THE FUTURE.

        We substantially depend upon the efforts and skills of Greg J. Micek, a director and the President of the Company. The loss of Mr. Micek’s services, or his inability to devote sufficient attention to our operations, could materially and adversely affect our operations. Our employment agreement with Mr. Micek expires in accordance with its terms in November 2000. Mr. Micek has indicated that he intends to continue serving as our President after the expiration of this employment agreement, but he does not presently intend on entering into an extension of the employment agreement for an additional fixed period of time. The consequence of this would be that either we or Mr. Micek could terminate Mr. Micek’s employment relationship with us at any time for any reason. We do not maintain key man life insurance on Mr. Micek. In addition, there can be no assurance that the current level of management is sufficient to perform all responsibilities necessary or beneficial for management to perform. Our success in attracting additional qualified personnel will depend on many factors, including our ability to provide them with competitive compensation arrangements, equity participation and other benefits. There is no assurance that we will be successful in attracting highly qualified individuals in key management positions.

        OUR MANAGEMENT HAS LIMITED EXPERIENCE IN CERTAIN ASPECTS OF OUR BUSINESS.

        We believe that we have ample experience to manage our fee-for-service division. However, our joint venture division requires management experience of a different nature. We expect that we will generally have little or no direct experience in the management or operation of the types of businesses represented by the products and services we will offer through our joint venture division (either directly or through joint ventures) by means of Web sites. In the case of joint ventures, we expect that our joint venture partners will have a requisite level of experience. However, there can be no assurance that we will be familiar enough with the joint venture’s proposed business to ascertain this. Because of our lack of experience, we may be more vulnerable than others to certain risks. We also may be more vulnerable to errors in judgment that could have been prevented by more experienced management. As a result, our lack of previous experience could materially and adversely affect our future operations and prospects.

        INCUMBENT MANAGEMENT OWNS A LARGE PERCENTAGE OF OUR OUTSTANDING STOCK, AND CUMULATIVE VOTING IS DENIED TO STOCKHOLDERS.

        Greg J. Micek, a director and the President of the Company, owns approximately 40.8% of the outstanding Common Stock (considered on an undiluted basis). Cumulative voting in the election of Directors is not provided for. Accordingly, the holder or holders of a majority of our outstanding shares of Common Stock may elect all of our Board of Directors. Mr. Micek’s large percentage ownership of our outstanding Common Stock helps enables him to maintain his position as a director and thus control of our business and affairs.

        OUR AUTHORIZED PREFERRED STOCK EXPOSES STOCKHOLDERS TO CERTAIN RISKS.

        Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of Preferred Stock, par value $.01 per share. No shares of Preferred Stock were issued as of June 30, 2000. The authorized Preferred Stock constitutes what is commonly referred to as “blank check” preferred stock. This type of preferred stock allows the Board of Directors to divide the Preferred Stock into series, to designate each series, to fix and determine separately for each series any one or more relative rights and preferences and to issue shares of any series without further stockholder approval. Preferred stock authorized in series allows our Board of Directors to hinder or discourage an attempt to gain control of the Company by a merger, tender offer at a control premium price, proxy contest or otherwise. Consequently, the Preferred Stock could entrench our management. The market price of our Common Stock could be materially and adversely affected by the existence of the Preferred Stock.

        OUR COMMON STOCK HAS A LIMITED TRADING MARKET.

        Our Common Stock trades in the United States only in the over-the-counter market on the OTC Electronic Bulletin Board. Public trading of our Common Stock commenced on June 30, 1998. Thus far, the prices at which our Common Stock has traded have fluctuated fairly widely on a percentage basis. See “ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.” There can be no assurance as to the prices at which our Common Stock will trade in the future, although they may continue to fluctuate significantly. Prices for our Common Stock will be determined in the marketplace and may be influenced by many factors, including the following:

*	The depth and liquidity of the markets for our Common Stock
*	Investor perception of us and the industry in which we participate
*	General economic and market conditions

In addition to comparatively broad fluctuations in the trading price of our Common Stock, the trading volume of our Common Stock has also fluctuated fairly widely.

        WE HAVE THE ABILITY AND THE OBLIGATION TO ISSUE ADDITIONAL SHARES OF COMMON STOCK IN THE FUTURE, AND SUCH FUTURE ISSUANCE MAY MATERIALLY ADVERSELY AFFECT STOCKHOLDERS.

        We have available approximately 2,000,000 registered shares of our Common Stock for issuance in possible future business combination transactions. Moreover, we have available approximately 500,000 registered shares of our Common Stock for issuance to outside consultants to compensate them for services provided. In addition, we have available 2,500,000 registered shares of our Common Stock for issuance pursuant to exercises of options granted to selected employees, directors and consultants. As of June 30, 2000, options to purchase only 250,000 of these registered shares had been granted. There are no preemptive rights in connection with our Common Stock. Thus, the percentage ownership of existing stockholders may be diluted if we issue additional shares in the future. For issuances of shares in connection with acquisitions and issuances of shares and grants of options to consultants, our Board of Directors will determine the timing and size of the issuances and grants, and the consideration or services required therefor. Our Board of Directors intends to use its reasonable business judgment to fulfill its fiduciary obligations to our then existing stockholders in connection with any such issuance or grant. Nonetheless, future issuances of additional shares could cause immediate and substantial dilution to the net tangible book value of shares of Common Stock issued and outstanding immediately before such transaction. Any future decrease in the net tangible book value of such issued and outstanding shares could materially and adversely affect the market value of the shares. In addition, we have outstanding certain warrants to purchase shares of Common Stock. We also have the obligation to issue additional such warrants in the future. These warrants permit the holders to purchase shares of Common Stock at specified prices. These purchase prices may be less than the then current market price of our Common Stock. A total of approximately 7.5 million additional shares of Common Stock would be issued if all of the warrants currently outstanding (and we are obligated to issue in the future) were exercised. Any shares of Common Stock issued pursuant to these warrants would further dilute the percentage ownership of existing stockholders. The terms on which we could obtain additional capital during the life of these warrants may be adversely affected because of such potential dilution.

        THE TRADING PRICE OF OUR COMMON STOCK ENTAILS ADDITIONAL REGULATORY REQUIREMENTS, WHICH MAY NEGATIVELY AFFECT SUCH TRADING PRICE.

        The trading price of our Common Stock has been below $5.00 per share. As a result of this price level, trading in our Common Stock is subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934. These rules require additional disclosure by broker-dealers in connection with any trades generally involving any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such rules require the delivery, before any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must determine the suitability of the penny stock for the purchaser and receive the purchaser’s written consent to the transaction before sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our Common Stock affected. As a consequence, the market liquidity of our Common Stock could be severely limited by these regulatory requirements.

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

The JVWeb Solution

        Overall the Company believes that electronic commerce presents excellent business opportunities for the foreseeable future, despite the recent downturn in the ability to financing these types of opportunities. The Company was founded to seek out and capitalize on business opportunities presented by electronic commerce. The Company believes that customer unfamiliarity and the fragmented state of the electronic commerce market create an opportunity for a company with fully integrated strategic, technical and creative Internet skills that can assist businesses. The Company believed at its inception, and the Company continues to believe, that the anticipated migration from traditional shopping to electronic shopping, and the anticipated increase in the electronic dissemination of content, will present for the foreseeable future excellent business opportunities of at least two particular types. The first type of opportunities presented is to offer products, services and content that are now either not available at all or are available only to a limited extent in electronic commerce, and to offer new forms of advertising made available by the Internet. The second type of opportunities presented is to provide Internet services to persons offering or proposing to offer products, services, content or advertising in electronic commerce. Because these two types of opportunities are very distinct, the Company established two divisions to pursue these opportunities separately. These divisions are the Company’s joint venture division (formerly known as the brands-under-management division) and the Company’s fee-for-service division. From time to time the Company has given a greater emphasis to one of these division over the other.

        However, because of the Company’s current financial and operational limitations, the Company’s ability to pursue electronic opportunities in a meaningful manner is greatly restricted at this time. Moreover, the general downturn in the financing of electronic commerce ventures has further limited the pursuit of opportunities of the type for which the Company was established. Because of these developments, commencing in the fourth quarter of fiscal 2000, the Company decided to focus on its existing joint ventures and not actively to seek additional electronic commerce opportunities. In addition, the pursuit of a plan of a business plan based on electronic commerce is not without considerable risks. For more information about these risks, see “BUSINESS AND PROPERTIES - RISK FACTORS - WE DEPEND HEAVILY ON THE INTERNET, AND ANY ADVERSE DEVELOPMENT WITH REGARD TO THE INTERNET COULD MATERIALLY ADVERSELY AFFECT US, -WE ARE EXPOSED TO NUMEROUS RISKS DUE TO POTENTIAL FUTURE TECHNOLOGICAL CHANGE, -- THE ACCEPTANCE OF THE INTERNET AS A MEDIUM FOR COMMERCE IS UNCERTAIN, AND THE FAILURE OF THE INTERNET TO GAIN SUCH ACCEPTANCE COULD MATERIALLY ADVERSELY AFFECT US, -- ELECTRONIC COMMERCE IS A DEVELOPING MARKET AND INVOLVES CONSIDERABLE UNCERTAINTY, -- ELECTRONIC COMMERCE INVOLVES A NUMBER OF SECURITY RISKS, -- WE ARE EXPOSED TO THE RISK OF SYSTEM FAILURE, AND SUCH A FAILURE COULD MATERIALLY ADVERSELY AFFECT US, -- WE COULD BE MATERIALLY ADVERSELY AFFECTED BY FUTURE REGULATORY CHANGES AND CERTAIN CURRENT REGULATIONS APPLICABLE TO OUR BUSINESS, and -- BECAUSE OF THE NATURE OF OUR BUSINESS, WE ARE EXPOSED TO A NUMBER OF SOURCES OF OTHER POTENTIAL LIABILITIES.”

Fee-For-Services Division

        The Company’s fee-for-services division was organized to provide clients with the vision, expertise and resources required to develop new strategies and improve business processes for electronic commerce. To capitalize on the opportunity presented by the rapid growth in electronic commerce, the Company has developed certain internal capabilities relating to electronic commerce and Internet services. Moreover, the Company has formed and continues to form certain strategic relationships with third parties to supplement the Company’s internal capabilities to ensure that the Company offers a full, integrated ensemble of strategic, technical and creative skills required for electronic commerce and Internet services.

        The Company’s fee-for-services division is now divided into two distinct functional areas. The first functional area of the Company’s fee-for-services division is capable of providing strategic Internet services consulting, which services include the following:

o	strategy consulting regarding business and marketing strategies best suited for pursuing the client's business in electronic commerce
o	creation of a system or process design that defines the roles that the system or process will perform for meeting the client’s strategic requirements
o	development of a testable version of the client’s system including all necessary programs and components and a compelling user interface for the system to enable it to attract and hold the attention of the client’s target audience while conforming to the client’s brand image and marketing campaigns
o	testing of the system in preparation of deployment into a full production system and installation of the system after all tests are completed
o	audience development to increase Web site traffic, strengthening brand awareness and generating sales leads
o	maintenance of the Web site and its content, and provision of technical support

        Most of the Company’s strategic Internet services consulting have been provided to joint ventures in which the Company participates, in exchange of equity interests in the joint ventures issued to the Company. See the section captioned “Joint Venture Division” immediately following. The Company believes that the amount of strategic Internet services consulting that the Company will provide in fiscal 2001 to the joint ventures in which its participates will be considerably less than the amount provided in fiscal 2000. In fiscal 2001, the Company intends to focus more on providing strategic Internet services consulting to unrelated, third party clients. In each of these consulting engagements, the client will be able to contract for the specific services it requires, depending on the nature of the engagement and the capabilities of the client’s organization. The Company expects to bill most of its engagements on a time and materials basis, although it may work on a fixed-price basis. The success of the Company’s efforts to sell strategic Internet services consulting to unrelated, third party clients can not now be determined.

        The Company can also provide Web site development and Web hosting services within the Company’s strategic Internet services consulting area. At the beginning of fiscal 2000, these types of services were expected to play a larger role in the Company’s business than they ultimately did. During fiscal 2000, the Company essentially shelved the web-based communications service it developed for advertising and public relations agencies in North America. This development was largely in response to a wide-spread slump in the Internet services industry. This slump has affected both Internet and traditional business, forcing many to scale back their Internet and technological-related expenditures. Moreover, during fiscal 2000, the Company terminated its Web hosting agreement with GTE Internetworking for various reasons. The Company preserved its ability to provide Web hosting services by entering into an alternative Web hosting agreement with HTE8, Inc. The Company’s Web hosting services are available through the Web site “jvwebhosting.com,” which is not now being actively promoted.

        The second functional area of the Company’s fee-for-services division involves the marketing of integrated sponsorships. Integrated sponsorships are a concept developed by the Company by which advertisers can gain simultaneous exposure through a variety of mediums in a variety of ways. For example, an integrated sponsorship may be a combination of banner advertising on multiple Web sites, traditional advertising on radio programs and Web casts, the advertiser’s co-hosting of programs featured on radio programs and Web casts, and the editing of such programs or other content for use in connection with the advertiser’s own Web site. All of these activities are undertaken simultaneously in a coordinated fashion. The Company commenced this area of its fee-for-services division in the middle of January 2000. However, the Company did not earnestly pursue its program of marketing integrated sponsorships until the September 2000 launch of the Web sites “www.nationalsweepstakesshow.com” and “www.sweepstakesnews.com” discussed herein. The Company is using these two Web sites as the focal point for the marketing of integrated sponsorships and as a lead to create awareness of and drive traffic to the Company’s other media properties. Because of the early stage of the Company’s integrated sponsorships marketing efforts, the success of this area of the Company’s fee-for-services division can not now be determined.

        The Company’s objective regarding the fee-for-services division has been to become and remain a leading Internet services provider. However, the Company’s current financial and operational limitations greatly restrict the Company’s ability to accomplish this objective. Subject to its current limitations, the Company intends continue to pursue this objective through a strategy that includes the following elements:

Strengthen Position as an Internet Services Provider. Subject to its current limitations, the Company will strive to strengthen its position as an Internet services provider in order to provide clients with superior Internet solutions, and will continue identifying, reviewing and integrating the latest Internet technologies and accumulating and deploying the best demonstrated practices for electronic commerce.

Developing Brand. In a fragmented industry that lacks brands strongly identified with Internet services providers, the Company believes that it will need to build a well-recognized brand for its fee-for-services division. The Company’s brand development program will be designed to reinforce the message that the Company’s fee-for-services division can provide a complete range of services to build and deploy e-commerce solutions. Subject to its current limitations, the Company intends to build and differentiate its fee-for-services division brand through excellent service and a variety of marketing and promotional techniques, including advertising on other Web sites and other media, conducting an ongoing public relations campaign and developing business alliances and partnerships.

Develop Additional Strategic Relationships. The Company has developed a number of informal strategic relationships with advertisement agencies, web developers, site content managers, site hosts and other persons whose services are necessary to develop and implement an electronic commerce strategy. Few of these strategic relationships have yet resulted in legal binding relationships. While the Company intends to develop the ability to render many of these services internally (subject to its current limitations), the Company also intends to continue developing strategic relationships so that the Company can have adequate access to such services for the foreseeable future.

Joint Venture Division

        This division was formed for purposes of pursuing electronic commerce opportunities involving the marketing of products and services in electronic commerce and the offering of content and advertising over the Internet. As a general rule the Company has undertaken these electronic commerce opportunities through joint ventures with other businesses, with the Company furnishing expertise in electronic commerce (and in certain instances financial assistance) for an equity interest in the resulting electronic business. Commencing in the fourth quarter of fiscal 2000, the Company decided to focus on its existing joint ventures and not actively to seek additional electronic commerce opportunities. The Company is currently undertaking a number of joint venture projects. The following is a brief description of some of these projects.

        Sweepstakes Project. This project involves National Sweepstakes Show, Inc. (“NSSI”), a company formed to acquire from Sweepstakes Entertainment Corporation (“SEC”) substantially all of SEC’s assets. These assets include intellectual property and other rights pertaining to a radio talk-show format called “The National Sweepstakes Show” (the “Radio Show”), prior episodes of the Radio Show, a national monthly newspaper supplement called “Sweepstakes News” (the “Supplement”), rights to a book entitled “History of Sweepstakes” (the “Book”) and related distribution agreements with Ingram Books and Baker and Taylor, and World Wide Web domain names connected by a common branding theme, including “www.nationalsweepstakesshow.com,” “www.sweepstakesnews.com” and others. The purchase price of the assets consisted of (i) 650,000 shares of the Company’s common stock delivered to or on behalf of SEC outright, (ii) an additional 800,000 shares of the Company’s common stock delivered into escrow and to be released to or on behalf of SEC upon the satisfaction of certain performance criteria and the satisfaction or expiration of certain indemnification obligations and (iii) 1,000,000 shares of NSSI’s common stock representing a total of approximately 28.7% of the outstanding shares of NSSI’s common stock. The Company owns approximately 57.3% of the outstanding capital stock in NSSI. The Company has a right of first refusal to acquire all shares of NSSI’s common stock that SEC proposes to transfer, and the Company also has options to acquire all of the shares of NSSI’s common stock owned by SEC at varying purchase prices depending on the number of shares to be acquired and the timing of the acquisition.

        At the time of their purchase by NSSI, the sweepstakes assets were not being actively utilized in any business endeavor. However, SEC and its sole shareholder have represented that the Radio Show previously was broadcasted on over 130 radio stations and the Supplement had a circulation to over 1.2 million homes. NSSI had commenced the preparation of a sample edition of the Supplement to be used in connection with marketing efforts that would have been aimed at procuring newspapers to include the Supplement with their publications, as well as advertisers for the Supplement who would have been the source of the Supplement’s revenues. NSSI has postponed indefinitely its plan to publish the Supplement and is now focusing on launching (in conjunction with NewsUSA, Inc., a minority partner in NSSI) a nationally distributed daily advertorial column featuring the content that would otherwise have comprised the Supplement. NSSI had intended to produce the Radio Show initially as two-minute vignettes to be broadcasted over a number of radio stations. NSSI prepared a demo of a Radio Show vignette to be used in connection with marketing efforts. As of September 20, 2000, NSSI had produced five Radio Show vignettes. It needed to have 20 vignettes to commence syndication. NSSI has postponed indefinitely its plan to syndicate the Radio Show until a suitable sponsor for the vignettes is procured, although the Company intends to produce additional vignettes in due course. NSSI has already developed two operational Web sites, namely “www.sweepstakesnews.com”, which provides visitors with electronic versions of the Supplement on a subscriber basis, and “www.nationalsweepstakesshow.com”, which provide visitors with Internet access to recorded past editions of the Radio Show free of charge. The www.sweepstakesnews.com Web site will also allow paid subscribers to enter free of additional charge any or all of the sweepstakes promotions that this Web site compiles and features. The Web sites are designed so that revenues can be realized from advertisers and the fairly nominal subscription fees that NSSI is charging for access to the www.sweepstakesnews.com Web site. The amount of these revenues can not now be determined. NSSI launched the Web sites in September 2000 by means of a large e-mail blast sponsored by participating barter Web sites featured on the NSSI Web sites free of charge. The e-mail blast generated minimal subscriptions to the electronic versions of the Supplement, but resulted in about 15,000 daily visits to the Web sites immediately after the e-mail blast. Due to the absence of continued marketing of the Web sites, the number of daily visits has declined considerably, and NSSI realizes continued marketing is necessary to maintain a desired level of visits. Currently, NSSI is concentrating on the production of advertising revenues, and has reduced its monthly expenses to about $3,000. Finally, NSSI expects that it may use the Book to attract listeners, readers and visitors to the Web sites and (when and if they become active) the Radio Show and the Supplement. In this connection, NSSI may distribute the Book free of charge to prospective listeners, readers and visitors. Because of the early operational stage of this project, its ultimate viability and success can not now be determined.

        iHomeline.com Project. This project involves a 50%-owned subsidiary (the “iHomeline.com Subsidiary”) that owns and operates a Web site under the domain name “www.ihomeline.com.” The objective of this Web site is to foster communities of consumers, manufacturers, services providers and advertisers interested in the examination, purchase, sale or offer of home-related content, products, services or advertising. The Company’s partner in the iHomeline.com project is Jim Neidner. Mr. Neidner is the President of Neidner Construction/Remodeling Inc. based in Houston, Texas, and has over 27 years experience in the custom home construction and remodeling business. For more than four years, Mr. Neidner has co-hosted Home Line Talk Radio, a weekly Houston radio talk show dealing with topics of interest to homeowners. The iHomeline.com Web site offers relevant, informative and entertaining content of interest to consumers of home-related products and services. The goal of this Web site is to appeal to manufacturers, services providers and advertisers of home-related products and services to induce them to offer products, services and advertising on this Web site and to pay for the opportunity to do so. The iHomeline.com Web site has been operational since January 2000, has been completed to a phase-one level and is generating revenues. The iHomeline.com Web site currently features worldwide, live broadcasts of talk shows focusing on home-related topics, do-it-yourselfers educational and reference materials, message board, a service for referrals to home-related professionals (such a mortgage lenders, real estate brokers, builders and subcontractors), and on-line stores to purchase home-related products. After having syndicated its Home Line Talk Radio program to four cities in three states for four months, the iHomeline.com Subsidiary is currently working to upgrade the quality of this program based upon its syndication experience. The iHomeline.com Subsidiary intends to reintroduce the Home Line Talk Radio program as a syndicated package in fiscal 2001. Greater development of the iHomeline.com Web site to a final, phase-two level is planned, but is conditioned upon the procurement of adequate financing, which is currently being sought. This project is currently operating at a break-even level with $6,000 in monthly expenses, and revenue has been growing slowly. However, the ultimate viability and success of this project can not now be determined.

        A Web site (similar to the one owned and operated by the iHomeline.com Subsidiary) having the domain name “ihomeline.co.uk” has been established by iHomeline.co.uk, Inc. (the “iHomeline.co.uk Affiliate”), a corporation owned 25% by the Company, 25% by the iHomeline.com Subsidiary, and 50% by 2Cs, Ltd. The iHomeline.co.uk Affiliate operates its Web site out of the London. In form and operation, the ihomeline.co.uk Web site is similar to the ihomeline.com Web site, except that the ihomeline.co.uk Web site is designed to appeal to consumers, manufacturers, services providers and advertisers located in Great Britain instead of the United States. The iHomeline.com Web site is operational and is generating revenues on a minimal level. The Company acquired 50% of the outstanding shares in the iHomeline.co.uk Affiliate from 2Cs, Ltd. in exchange for 200,000 shares of the Company’s common stock. The Company subsequently contributed to the iHomeline.com Subsidiary half of the shares the Company acquired from 2Cs, Ltd. The Company made this contribution to induce the iHomeline.com Subsidiary to license its intellectual property to the iHomeline.co.uk Affiliate. Because of the early operational stage of this project, its ultimate viability and success can not now be determined.

        LinksXpress Project. This project involves LinksXpress.com, Inc. (“LinksXpress.com”), a company formed to create, own and operate a Web site under the domain name “linksxpress.com” that will serve as an e-commerce search engine and shopping portal serving the United States and Canada. The initial LinksXpress.com Web site has been completed, is now operational and is generating some revenues, although it has not yet been formally launched. A formal launch is expected before the end of calendar 2000. The LinksXpress.com Web site currently features 12 specific categories of products and services featuring up to 1,500 businesses believed to be qualified, trustworthy and reliable sources of products and goods. LinksXpress.com is in the process of establishing a similar Web site that will operate out of the London and that will offer predominantly European goods. In anticipation of this, LinksXpress.com formed LinksXpress.co.uk, Inc., which is expected to launch its Web site at about the same time as LinksXpress.com formally launches its Web site. The Company acquired in a securities exchange an approximately 8% interest in LinksXpress.com (on a non-diluted basis). As part of this transaction, the Company received 500,000 shares of the common stock of LinksXpress.com, warrants to purchase up to 1,000,000 shares of LinksXpress.com’s common stock at a purchase price of $2.00 per share, and options to purchase up to 500,000 shares of LinksXpress.com’s common stock at purchase prices ranging from $.25 to $2.00 per share. In exchange for these securities, LinksXpress.com received 150,000 shares of the Company’s common stock and an option to purchase up to 150,000 additional shares of the Company’s common stock at a purchase price of $.40 per share. In addition to the securities exchange, LinksXpress.com has entered into a Web hosting agreement with the Company and a right of first refusal agreement in favor of the Company regarding LinksXpress.com’s future Web development work. The Company also acquired from LinksXpress.com approximately 35% of the outstanding stock in LinksXpress.co.uk in exchange for 600,000 shares of the Company’s common stock. Because of the early operational stage of this project, its ultimate viability and success can not now be determined.

        Discoverystocks.com Project. This project involves a 60%-owned subsidiary named eonthestreet.com, Inc. (the “Discoverystocks.com Subsidiary”) that owns and operates a Web site under the domain name “discoverystocks.com.” This Web site publishes a free e-mail based stock-picking newsletter for investors. The newsletter will feature information about profiled companies. For the privilege of being featured in the newsletter, the profiled companies will pay a fee to the Discoverystocks.com Subsidiary in cash or stock. The Discoverystocks.com Web site has been completed and is now operational. Near the middle of September 2000, a marketing campaign to procure profiled companies commenced. The ultimate success of this marketing campaign can not now be determined. The Company’s partner in the discoverystocks.com project is Jordan Ness. Mr. Ness has an investment banking and financial public relations background. In connection with this project, the Company acquired from Mr. Ness what was at that time 40% of the outstanding stock in the Discoverystocks.com Subsidiary in consideration of the issuance of 100,000 shares of the Company’s common stock. When the Discoverystocks.com Subsidiary acquired certain assets and the Company agreed to issue to such third party 200,000 shares of the Company’s common stock as the purchase price for the assets, the Discoverystocks.com Subsidiary issued additional shares of its common stock to the Company, bringing the Company’s total number of shares in the Discoverystocks.com Subsidiary to 60% of the shares then outstanding. Because of the early operational stage of this project, its ultimate viability and success can not now be determined.

        Crosspointe/Great Records Project. Crosspointe Net, Inc. (“CPNI”) is a corporation formed to develop a family of Christian-related Web sites around a suite of domain names. Great Records, Inc. is a corporation formed by CPNI for purposes of developing a Web site that plans on featuring the sale of the music of between five and ten select Christian recording artists, either through downloading or traditional compact disks (at the customer’s selection). In connection with this project, the Company entered into a stock exchange with Crosspointe Net, Inc. (“CPNI”) whereby the Company acquired a 7.5% interest in CPNI in exchange for the issuance of 300,000 shares of the Company’s common stock. The Company also acquired a 50% interest in Great Records, Inc. in exchange for 227,000 shares of the Company’s common stock. Moreover, the Company and CPNI entered into a banner ad sales agreement, pursuant to which the Company agreed to sell banner advertisements and corporate sponsorships onto the CPNI suite of Web sites. Also, CPNI agreed to act as a marketing agent to market the Company’s web development and strategic consulting services. The Crosspointe/Great Records project has progressed more slowly than the Company originally expected, and the Company is uncertain as to the future direction of this project. Consequently, the ultimate viability and success of this project can not now be determined.

Intellectual Property

        The Company regards its service marks, trademarks, trade dress, trade secrets and similar intellectual property as critical to its success, and relies on trademark law, trade secret protection and confidentiality and/or license agreements with its employees, customers, partners and others to protect its proprietary rights. The Company pursues the registration of its trademarks and service marks in the U.S. Effective trademark, service mark, and trade secret protection may not be available in every country in which the Company’s products and services are made available electronically. The Company may license to third parties in the future certain of its proprietary rights, such as trademarks. While the Company will attempt to ensure that the quality of its brands are maintained by such licensees, there can be no assurance that such licensees will not take actions that might materially adversely affect the value of the Company’s proprietary rights or reputation, which could have a material adverse effect on the Company’s business, prospects, financial condition and results of operations. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate or that third parties will not infringe or misappropriate the Company’s trademarks, trade dress and similar proprietary rights. In addition, there can be no assurance that other parties will not assert infringement claims against the Company. The Company may be subject to legal proceedings and claims from time to time in the ordinary course of its business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties by the Company and its licensees. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

Market and Marketing

        Due to the Company’s current financial condition, the Company’s marketing efforts are severely limited at the present. The Company’s marketing efforts for the fee-for-service division have been dedicated to demonstrating to key decision makers in prospective clients the benefits of electronic commerce and the use of Internet solutions, and the effectiveness of the Company’s services. The Company’s marketing strategies for the joint venture division have been designed to strengthen its brand names, increase customer traffic to its Web sites, build strong customer loyalty, maximize repeat purchases and develop incremental revenue opportunities. The Company has developed marketing and sales materials to be used in connection with the business generation efforts for the fee-for-service division. The Company’s marketing campaigns for this division will be intended to generate client leads through the use of multiple forms of media, with in-person sales calls comprising the primary form at this time. The Company is conducting an on-going direct marketing campaign regarding its integrated sponsorships. This campaign has only recently begun in earnest. During this marketing campaign, the Company is finding considerable sales synergies between the Company’s existing joint venture Web sites. The Company is also conducting a modest, on-going direct marketing campaign regarding its web development and hosting services, targeting the Gulf Coast region of Texas. In the future, as any required funds become available, the Company may employ a variety of other media, program and product development, business development and promotional activities to market its fee-for-service division and for one or more of its joint ventures. For example, the Company may place advertisements on various Web sites. These advertisements should usually take the form of banners that encourage readers to click through directly to the Company’s Web sites. The Company also may enter into co-marketing agreement pursuant to which links to the Company’s Web sites will be featured on other, non-Company Web sites. The Company also may engage in a coordinated program of print advertising in specialized and general circulation newspapers and magazines. The Company hopes that in the future it will receive free publicity such in the form of being featured in a wide variety of television shows, articles and radio programs and widely-read portions of the Internet, such as portions included on Netscape and Yahoo!

Operating Infrastructure and Technology

        The operating infrastructure of the Company’s and its joint ventures’ Web sites (the “Web Sites”) are designed and implemented to support the delivery of millions of page views a day. Web pages will be generated and delivered, in response to end-users requests, by any one of several servers. The Web Sites must be capable of accommodating a high volume of traffic and delivering frequently updated information. Key attributes of the Web Sites’ operating infrastructure include the ability to support growth, performance and service availability. The Web Sites’ servers will run on the Sun Solaris and Microsoft NT operating systems and will use Netscape Enterprise, Apache and Microsoft Corporation’s IIS Web server software. The Company expects that it will always rely on an Internet service provider (the “ISP”) to maintain the Web Sites’ production servers. The ISP for most of the Web Sites is currently HTE8, Inc. For more information about HTE8, Inc., visit its Web site at “www.hte8.com.” The Web Sites’ operations will depend upon the ISP’s ability to protect its systems against damage from fire, hurricanes, power loss, telecommunications failure, break-ins and other events. The Company will try to maintain an ISP that (1) provides comprehensive facilities management services including human and technical monitoring of all production servers 24 hours per day, seven days per week, (2) provides the means of connectivity for the Web Sites’ servers to end-users via the Internet through multiple connections and managed Internet security with respect to the Web Sites, and (3) maintains a facility powered by multiple uninterruptible power supplies. Despite the best human efforts, components or features of the Web Sites may suffer outages or experience slower response times because of equipment or software downtime. See “RISK FACTORS -- WE ARE EXPOSED TO THE RISK OF SYSTEM FAILURE, AND SUCH A FAILURE COULD MATERIALLY ADVERSELY AFFECT US.” The Company intends to rely on the redundancies and disaster recovery plan of its ISP. There can be no assurance that the redundancies and disaster recovery plan of the Company’s ISP will be sufficient to protect the Company.

        Most of the Web Sites have implemented a broad array of site management, customer interaction, transaction-processing and fulfillment services and systems using commercially available, licensed technologies. The Company’s current strategy has been to license commercially available technology whenever possible rather than seek internally developed solutions. Most of the Web Sites will use a set of applications for accepting and validating customer orders, organizing, placing and managing orders with vendors, receiving product and assigning it to customer orders, and managing shipment of products and services to customers based on various ordering criteria. These applications will also manage the process of accepting, authorizing and charging customer credit cards. In addition, most of the Web Sites’ systems will allow them to maintain ongoing automated e-mail communications with customers throughout the ordering process at a negligible incremental cost. These systems will automate many routine communications entirely, facilitate management of customer e-mail inquiries and allow customers (on a self-service basis) to check order status, change their e-mail address or password, and check subscriptions to personal notification services. Usually, a group of systems administrators and network managers will monitor and operate the Web Sites, network operations and transaction-processing systems. The continued uninterrupted operation of the Web Sites and transaction-processing systems is essential to their businesses, and the site operations staff is expected to ensure, to the greatest extent possible, the reliability of the Web Sites and transaction-processing systems.

Competition

        In general, the market for Internet professional services and electronic commerce are relatively new, intensely competitive, rapidly evolving and subject to rapid technological change. The Company expects competition to persist, intensify and increase in the future. Barriers to entry are minimal, and new competitors can enters these markets at a relatively low cost. Most of the Company’s current and potential competitors have longer operating histories, larger client bases, longer relationships with clients and significantly greater financial, technical, marketing and public relations resources than the Company and could decide at any time to increase their resource commitments to the Company’s markets. In addition, these markets are subject to continuing definition, and, as a result, the core business of certain of the Company’s competitors may better position them to compete in these markets as they mature. Competition of the type described above could materially adversely affect the Company’s business, results of operations and financial condition. The Company’s currently financial and operational condition has severely limited its ability to compete effectively.

        With regard to the Company’s fee-for-services division, the Company believes that the principal competitive factors in its market are strategic expertise, technical knowledge and creative skills, brand recognition, reliability of the delivered solution, client service and price. There can be no assurance that existing or future competitors will not develop or offer services that provide significant performance, price, creative or other advantages over those offered by the Company, which could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company has no patented technology that would preclude or inhibit competitors from entering the Internet professional services market.

        With regard to the Company’s joint venture division, the Company believes that the principal competitive factors in its markets will be brand recognition, selection, personalized services, convenience, price, accessibility, customer service, quality of editorial and other site content and reliability and speed of fulfillment, and the Company intends to compete vigorously in all of these aspects. Nonetheless, electronic retailers may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies as use of the Internet and electronic commerce increases. Certain of the Company’s competitors may be able to secure merchandise from vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing or inventory availability policies and devote substantially more resources to their Web sites and systems development than the Company. Increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise. Further, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on its business, prospects, financial condition and results of operations. In addition, companies that control access to transactions through network access or Web browsers could promote the Company’s competitors or charge the Company a substantial fee for inclusion.

Employees

        The Company currently has three full-time employees. The Company expects that it may have as many as five to ten employees within the next year, excluding employees of any acquired businesses. Although the competition for employees is fairly intense, the Company does not now foresee problems in hiring additional qualified employees to meet its labor needs. The Company also utilizes the services of ten outside consultants, who each devote a meaningful amount of their business time to matters involving the Company.

Properties and Facilities

        The Company currently leases a small amount of office space for its corporate offices on a month-to-month basis and a small amount of rack space for servers in HTE8‘s network operations center located at HTE8‘s main headquarters in Houston. The HTE8 lease is for a six-month term expiring in November 2000. The Company also owns a number of equity interests in joint ventures. For a discussion of these equity interests, see “ITEMS 1 and 2 BUSINESS AND PROPERTIES - BUSINESS - Joint Venture Division.” The Company does not own any significant tangible property.

ITEM 3. LEGAL PROCEEDINGS

        On or about December 30, 1999 Louis Ferro, a former consultant of the Company, instituted a lawsuit against the Company and Greg J. Micek, a Director and the President of the Company, in the Supreme Court of the State of New York, County of New York (Index No. 605883). (The Supreme Court of the State of New York is the initial level trial court of the State of New York.) The Summons with Notice received by the Company indicated that the nature of the action was breach of contract, unjust enrichment and libel, and that Mr. Ferro was seeking $1,042,132.89 (plus interest) in damages. Effective May 5, 2000, all parties to this lawsuit entered into a Stipulation of Settlement to settle this lawsuit, providing for the payment by the defendants to Mr. Ferro of installments totalling $25,000. In the Stipulation of Settlement, Mr. Ferro and the defendants gave to each other mutual releases of all claims arising prior to the date thereof, except for any claims pertaining to shares of the Company’s common stock issued to Mr. Ferro or options to purchase shares of the Company’s common stock granted in favor of Mr. Ferro.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        The Company’s common stock (the “Common Stock”) is traded on the OTC Bulletin Board under the symbol “JVWB”. As of June 30, 2000, the Company had approximately 270 holders of record. Presented below are the high and low closing prices of the Common Stock for the periods indicated:

                                                                       High(1)          Low(1)

         Fiscal year ending June 30, 2000:

         Fourth Quarter                                                $ .875           $ .218

         Third Quarter                                                 $1.718           $ .281

         Second Quarter                                                $ .593           $ .156

         First Quarter                                                 $ .937            $ .33

         Fiscal year ending June 30, 1999:

         Fourth Quarter                                                $1.81            $ .43

         Third Quarter                                                 $ .78            $ .36

         Second Quarter                                               $ .562            $ .125

         First Quarter                                                $1.250            $ .406

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

GENERAL DISCUSSION

As is noted by our financial report, JVWeb has been fundamentally impacted, as has many internet-related companies, by the sudden and dramatic downturn in the internet economy or “bubble”. This has triggered a deep loss of momentum in both our fee for service initiatives, as well as the business development efforts of our various joint ventures. This has also caused a significant and unexpected depletion of our available resources.

As a result, management is aggressively cutting costs and minimalizing operations. Our primary focus will be in seeking out an appropriate merger candidate, although no material discussions are going on at the present time. Management has no assurance that such discussions will lead to a successful conclusion, or, in fact, how a possible transaction might be structured. Management does believe an inherent value in the enterprise exists in the formation of its “internet eco-system”. Specifically, the most recent acquisition of the sweepstakes-related media assets as part of our overall joint venture asset group, we feel gives the company a fundamental business value. We will be targeting, as potential merger partners, entities that are compatible with this internal value. At this time, however, we don’t have an idea as to how any potential merger partners will view the value of our ecosystem.

At the operational level, we have cut back to a minimal level. We are engaging in two pursuits. First, we are continuing to seek out revenue producing web development projects. Second, we are concentrating on our sweepstakes affiliated entity to generate advertising and subscriber revenue.

With the sudden and dramatic marketplace changes, we don’t have any certainty as to success of the above events. However, we will apply all remaining resources to reaching a stable business level.

FINANCIAL STATEMENT DISCUSSION

Balance Sheet

Current Assets: Current assets of $18,021 represent a reduction from $170,894 as of 6/30/99. Our customer billing activity is down because our mid-1999 AMP3 consulting project completed in 1999. Our new projects customer and advertising billing is still in the start up phase.

Total Assets: Total assets of $72,502 represent a reduction from $273,584 as of 6/30/99. As is noted in the auditors report, the acquisitions that were made for the current and prior year were written down in conformance with auditing standards. For a complete update on the status of these ventures, please refer to the joint venture summary below.

Current Liabilities: Current liabilities include accounts payable of $168,191, which reflects an increase from the 6/30/99 reported level of $54,751. The current year saw more aggressive development of joint venture properties. Collections from billing did not keep pace with this increased production. Also, the notes payable and accrued interest to the founding shareholder of $601,730 represented an increase from the prior 6/30/99 level of $161,638.

Stockholders Equity: Paid in capital of $3,534,004 increased from the 6/30/99 level of $1,241,236. This increase was due primarily from the issuance of stock for the various joint ventures established in the year. Correspondingly, the accumulated deficit account increase to ($4,366,183) from ($1,311,827) as of 6/30/99, was primarily a reflection of the accounting write-down of the joint ventures established with the issuance of JVWeb stock.

Income Statement

Sales: Gross revenue of $84,647 represented a decrease from $220,825 in fiscal 1999. This decrease reflected the primary focus for the year, which was on building the joint ventures (see joint venture discussion, below).

General and Administrative Expenses: The $1,405,543 in general and administrative expenses represented an increase from the 1999 amount of $1,075,365. The increase was due to an aggressive to build the joint ventures that were brought in to the JVWeb network.

Write-down of investment carrying value: As had been stated above, our auditors determined a write-down of the acquisitions was required due to the auditors adherence to generally accepted accounting principles. Our properties are, for the most part, in a start up phase, and the internet marketplace is new. Generally accepted accounting principles require objective verifiable assumptions, which do not exist in this marketplace. For an extended discussion of the status of the joint ventures, see below.

Statements of Consolidated Cash Flows:

Cash Flows from Operations: Although a considerable amount of stock was issued within this year ending 6/30/00 for investing in joint ventures and for consultants, the actual cash used for operations increased from the 6/30/99 figure of $365,289 to the year ending 6/30/00 amount of $583,998.

Cash Flows from Financing Activities: The net cash used by operations was largely funded by the founding shareholder, in the amount of $410,000.

Anticipated Financing Activities through year ending 6/30/01:

Management has reduced expenses to a bare minimum. It does not anticipate receiving any significant funding from the founding shareholder or outside parties for the upcoming year. As a result, the minimal funding required to sustain operations is anticipated to come from consulting revenues to be generated by the fee for service division only.

DISCUSSION OF SPECIFIC BUSINESS UNITS

Summary: In general, the investments required to establish these various joint ventures has already been incurred. The resources required to move these respective ventures beyond the start up phase are mainly management’s time in seeking strategic alliances and sponsorships. Expenses related to maintaining the web properties are a minor related cost.

A. Joint Venture Division: Following is a discussion of the specific joint ventures in which JVWeb has an interest.

1.	National Sweepstakes Show, Inc. (NSSI). This entity, in which JVWeb has a 57.3% interest, went live with its first two media properties at the beginning of September. Those properties are:
a.www.sweepstakesnews.com. This is presently structured as an on-line, subscriber-based publication. Its focus is to provide an easy-to-enter compilation of up to 200 current sweepstakes that its subscribers can enter, as well as be a premier reporting source on the sweepstakes industry as a whole. The site went live with an ambitious e-mail blast sponsored by participating barter sites that are featured for free on its home page.
b.www.nationalsweepstakesshow.com. This site archives audio vignettes featuring targeted websites and sweepstakes campaigns. Future plans are to syndicate the audio archives as a radio feature to radio stations nationwide. Such syndication will occur when sufficient sponsorship is amassed to underwrite the effort.
In addition, NSSI is preparing to launch “Sweepstakes News” as a nationally distributed daily advertorial column in conjunction with a minority partner in NSSI, NewsUSA, Inc.
Expected revenue from this venture is structured to come from two sources: Subscriber revenue from the website, and advertising revenue from the aggregation of the print and web properties, with radio planned for the future. Actual September revenue from subscribers was very minor, as 10 subscribers signed up in that initial month. Advertising revenue is now being pursued with the launch of the daily newspaper column. With the site development having been accomplished, the management of NSSI has cut expenses down to a minimum of approximately $3,000 per month. The timing of NSSI reaching a revenue break-even is difficult to predict, since the venture is still in its early operational stage.
2.	Ihomeline, Inc., Homeline Talk Radio, and Ihomeline.co.uk, Inc. These three related properties involve the following:

                 a. Ihomeline, Inc.: JVWeb owns a 50% interest in this entity, which primarily contains a website devoted to the home remodeling enthusiast, www.ihomeline.com. It also archives the radio broadcasts of Home Line Talk Radio.

                 b. Home Line Talk Radio. JVWeb owns 100% of this radio program, which is broadcast in Houston, Texas.

                 c. Ihomeline.co,uk., Inc.: JVWeb and Ihomeline, Inc. each own 25% of this entity, of which the other 50% is owned by a London-based new media company. The primary asset and business activity of this venture is the operation of www.ihomeline.co.uk, a british-based home improvement website, which is modeled after www.ihomeline.com.

Revenue is derived from these integrated properties through the sale of advertising. Presently this effort, at $6,000 in monthly revenue, is close to break even. The present focus is to upgrade the quality of the radio programming for future syndication. Some consideration is also being given to branching out into a television show, using the on-air talent of the other 50% partner in ihomeline, Inc. Management views this entity as being relatively stable, as the radio program has been around for 6 1/2 years. However, the annual radio contract with the local radio station is renewed in January. We have had verbal assurance that renewal is expected.

This venture fits within the JVWeb model of providing integrated programming as a solution to advertisers seeking integrated sponsorships.

3.	Linksxpress.com, Inc. and Linksxpress.co.uk, Inc.: JVWeb owns a 7.5% interest in Linksxpress.com, Inc. and a 40% interest in Linksxpress.co.uk, Inc. Linksxpress.com, Inc. owns the other 60% interest in Linksxpress.co.uk, Inc. Linksxpress.com, Inc. has, as its primary business, the operation of www.linksxpress.com, an e-commerce shopping portal. This website is fully operational and producing a minimum amount of revenue at this time. An agreement is in place for JVWeb to spin off Linksxpress.com, Inc. into its own separate public company.
The management of linksxpress.com, Inc. plans to roll-out www.linksxpress.co.uk, within its affiliated entity, Linksxpress.co.uk, Inc. at a future date.

4.	Eonthestreet, Inc.: This entity, in which JVWeb owns a 60% interest, has, as its primary asset, www.discoverystocks.com, a website focused on identifying and reporting on publicly-traded companies on behalf of the investment community. This website became live in September, 2000, with its first two highlighted companies. The management of this affiliated entity is now building an investor following. As it does so, future revenue will come from featured companies seeking to gain exposure for their firms.

5.	Icrosspointe.net, Inc.: JV Web currently owns a 7.5% interest in this startup operation organized to help develop additional revenue for the non-profit community, through the ability to expand donation reach into the internet, as well as generating additional on-line sales of books and tapes, etc. The management of CrossPointe Net reports that it is in the process of raising $250,000 to become operational. The first two years will be devoted to developing its filtered ISP service, cause-related marketing and fund raising consulting. The financial model shows the company can be profitable within the first twelve months of operations by aggressively watching their expenses but no assurances can be given that the funding efforts will be successful, or that the forecasting model will be achieved.

6.	Great Records, Inc.: This joint venture with a 50 % ownership split between CrossPointe Net, Inc. and JV Web is targeting its efforts to finding, recruiting and promoting Latin Christian artist residing in the States. This is a large and developing market that should prove very profitable. One female artist has been signed and is currently working on new songs and management is working on booking some tentative signing engagements. However this company is also seeking funding and unless funding is committed to in the near future, the company will be forced to set the contract aside. With the management from the joint ventures running the day-to-day operations, operating expenses are projected to be minimum providing and excellent return for the company.

B. Fee for Service Division: Following is a brief discussion of activities in our fee for service division:

Web Development services: Management initiated a targeted marketing effort to develop this area starting in April. This initiative was particularly hard hit by the dramatic downturn in the Internet economy that occurred this past summer. We have had only very minimal results from this effort, as companies are aggressively pulling back from investing in their websites until they sort out implications of the internet e-commerce shake-out. In addition, management had anticipated a certain volume of service work would come from its joint ventures, which was also negatively impacted by their inability to secure funding.

On a going forward basis, the emphasis is on offering strategic internet consulting services, which is our core competency.

Integrated Sponsorships: In early September, 2000, we brought our www.sweepstakesnews.com website live. With that event, along with our ability to introduce “Sweepstakes News” as a daily print column, we have been able to start marketing this advertising revenue center. As of early October, we have refined our offering into one primary sweepstakes promotion-based product package, and are actively marketing this to advertisers. Again, as we had said under the NSSI discussion above, we can’t predict the timing of this product being accepted by advertisers into becoming a revenue item for the company.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The report of Company’s Independent Auditors appear at Page F-1 hereof, and the Financial Statements of the Company appear at Page F-2 through F-9 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

        The directors and executive officers of the Company are as follows:

        Name                                        Age               Positions

         Greg J. Micek                               45                Director, President

         Lewis E. Ball                               68                Director, Treasurer & Secretary

        Greg J. Micek has served as a Director and President of the Company since inception. Since 1983, Mr. Micek has been a principal of The Micek Group, a business consulting firm. In this connection, from June 1996 to June 1997 he served as President and Chief Executive Officer of HyperDynamics Corporation (formerly Ram-Z Enterprises, Inc.), a publicly traded company focusing on technology acquisitions. In addition, from 1992 to 1994 Mr. Micek served as the Project Manager for the City of Austin’s Small Contractor Support Network, and from 1991 to 1992, he served as a business reorganization consultant for Parker Brothers, Inc. Mr. Micek received a Bachelor of Arts and a Doctorate of Jurisprudence from Creighton University.

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

        The authorized number of directors of the Company is presently fixed at two. Each director serves for a term of one year that expires at the following annual stockholders’ meeting. Each officer serves at the pleasure of the Board of Directors and until a successor has been qualified and appointed. Currently, directors of the Company receive no remuneration for their services as such, but the Company will reimburse the directors for any expenses incurred in attending any directors meeting.

        There are no family relationships, or other arrangements or understandings between or among any of the directors, executive officers or other person pursuant to which such person was selected to serve as a director or officer.

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires that the Company’s officers and directors, and person who own more than ten percent of a registered class of the Company’s equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission and furnish the Company with copies of all such Section 16(a) forms. Based solely on its review of written representations from certain reporting person, the Company believes that, during fiscal 2000, each of its officers, directors and greater than ten percent stockholders complied with all such applicable filing requirements.

ITEM 10. EXECUTIVE COMPENSATION.

Summary Compensation Table

        The following table sets forth the compensation paid by the Company to its Chief Executive Officer for services in all capacities to the Company (no executive officer of the Company had total annual salary and bonus for the fiscal years ended June 30, 2000, 1999, or 1998 exceeding $100,000).

                                           Summary Compensation Table (1)

                                                     Annual                     Long-Term
                                                     Compensation               Compensation

(a)                        (b)              (c)               (e)               (g)
                           Fiscal
Name and                   Year                               Other Annual      Securities Underlying
Principal Position         Ended            Salary            Compensation      Options (number of shares)
------------------         -----            ------            ------------      --------------------------

Greg J. Micek              6/30/00            (2)                   -0-                       -0-
Chief Executive            6/30/99            (2)                   -0-                       -0-
Officer and                6/30/98            (2)                   -0-                 2,000,000
President

(1) The Columns designated by the SEC for the reporting of certain bonuses, long-term compensation, including awards of restricted stock, long term incentive plan payouts, and all other compensation, have been eliminated as no such bonuses, awards, payouts or compensation were awarded to, earned by or paid to any specified person during any fiscal year covered by the table.
(2) Mr. Micek is entitled to an annual salary of $60,000; however, he voluntary elected not to receive any portion of his salary during fiscal 2000, fiscal 1999 or fiscal 1998.

Stock Option Grants

        The Company did not grant any stock options to any executive officer during the fiscal year ended June 30, 2000.

Option Exercises/Value of Unexercised Options

        The following table sets forth the number of securities underlying options exercisable at June 30, 2000, and the value at June 30, 2000 of exercisable in-the-money options remaining outstanding as to the Chief Executive Officer of the Company. No SAR's of any kind have been granted.

                                         Aggregated Option Exercises in Last
                                    Fiscal Year and Fiscal Year End Option Values

(a)                                         (d)                                         (e)

                                    Number of Securities
                                    Underlying Unexercised                      Value of Unexercised
                                    Options at June 30, 2000                    In-the-Money Options at
                                    (Numbers of Shares)                         June 30, 2000
Name                                Exercisable                                 Exercisable
----                                -----------                                 -----------

Greg J. Micek                       2,000,000                                   $236,000(2)

---------------------

(1) The Columns designated by the SEC for the reporting of the number of shares acquired on exercise, the value realized, and the number and value of unexercisable options have been eliminated as no options were exercised and no unexercisable options existed during the fiscal year covered by the table.
(2) The price of the Common Stock used for computing this value was the $.218 per share closing bid price of the Common Stock on the OTC Bulletin Board on June 30, 2000.

Compensation Agreement with Key Personnel

        The Company has entered into an employment agreement (the "Micek Employment Agreement") with Greg J. Micek, a Director and the President of the Company. The Micek Employment Agreement has a term of three years and will expire in accordance with its terms in November 2000. Under the Micek Employment Agreement, Mr. Micek is to receive an annual salary of $60,000, although as of September 15, 2000, he not yet received any payment from the Company on his salary. Mr. Micek is also entitled to participate in any and all employee benefit plans hereafter established for the employees of the Company. The Micek Employment Agreement contains a covenant not to compete barring Mr. Micek from engaging in the electronic commerce business anywhere in the world for one year after the termination of the Micek Employment Agreement by the Company with cause or by Mr. Micek without cause. Moreover, pursuant to an agreement between the Company and Mr. Micek, the Company granted to Mr. Micek options to purchase 2,000,000 shares of Common Stock at a per-share purchase price of $.10. The options have a term of five years.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth as of June 30, 2000 information regarding the beneficial ownership of Common Stock (i) by each person who is known by the Company to own beneficially more than 5% of the outstanding Common Stock; (ii) by each director; and (iii) by all directors and officers as a group.

         Name and Address of                                                         Beneficial Ownership(1)
          Beneficial Owner                                                              Number           Percent
---------------------------------------------------------------------------------------------------------------------

         Greg J. Micek                                                                  7,750,000(2)      48.2%
         5444 Westheimer, Suite 2080
         Houston, Texas 77056

         Lewis E. Ball                                                                    110,000           *
         6122 Valley Forge
         Houston, Texas 77057

         Linksxpress.com, Inc.                                                            780,000(3)      5.5%
         625 Howe Street, Suite 402
         Vancouver, B.C.  V6C-2T6

         All directors and officers                                                     7,860,000(4)     48.9%
         as a group (two persons)
(1)	Includes shares Stock beneficially owned pursuant to options and warrants exercisable within 60 days after the date of this Annual Report.

(2)	Includes 5,750,000 shares owned outright and 2,000,000 shares that may be purchased pursuant an option currently exercisable. (3) Includes 630,000 shares owned outright and 150,000 shares that may be purchased pursuant an option currently exercisable. (4) Includes 5,860,000 shares owned outright and 2,000,000 shares that may be purchased pursuant an option currently exercisable.

* Less than one percent.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        In connection with the organization of the Company, the Company issued to Mr. Micek 6.2 million shares of Common Stock in consideration of a payment of $62,000. The terms and conditions of Mr. Micek’s employment with the Company and the grant of a stock option to him in this connection are discussed in the subsection captioned “Compensation Agreement with Key Personnel” immediately preceding.

        Between October 1997 and early June 1999, John J. Micek, Jr. loaned $200,000 to the Company. John J. Micek, Jr. is the father of Greg J. Micek, a director and the President of the Company. Such loans were represented by a number of demand promissory notes. During fiscal 1999, Greg J. Micek acquired from John J. Micek, Jr. all of these promissory notes in exchange for 300,000 shares of the Company's common stock held by him. In addition, during fiscal 2000, Greg J. Micek advanced to the Company an additional amount of $410,234. Each of the promissory notes and the additional amount are accruing interest at a rate of six percent per annum. As of June 30, 2000, the total balance owed by the Company to Greg J. Micek (including accrued interest) was approximately $601,730. Greg J. Micek has not expressed any intention to demand payment of any of the outstanding amounts.

        As a finder’s fee for making the introductions leading to the investment of Eurbid.com in the Company and for a payment of $.01 per share, the Company issued to Lewis E. Ball, a director of the Company, 100,000 shares of Common Stock. In consideration of services provided to the Company, the Company issued to Mr. Ball 20,000 shares of Common Stock.

PART IV.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Documents filed as part of this report:

1.  Consolidated Financial Statements:

2.  Financial Statement Schedules:

          Schedule II - Valuation and Qualifying Accounts

                        NONE

3.  Exhibits:

        The following exhibits are filed with this Annual Report or are incorporated herein by reference:

Exhibit No.       Description

3.01            Certificate of Incorporation of the Company is incorporated herein by reference from the Company’s Registration Statement on Form SB-2 (SEC File No.
                333-41635) filed December 29, 1997, Item 27, Exhibit 3.01.

3.02            Bylaws of the Company is incorporated herein by reference from the
                Company’s Registration Statement on Form SB-2 (SEC File No. 333-41635)
                filed December 29, 1997, Item 27, Exhibit 3.02.

4.01            Specimen Common Stock Certificate is incorporated herein by reference from the
                Company’s Registration Statement on Form SB-2 (SEC File No. 333-41635)
                filed December 29, 1997, Item 27, Exhibit 4.01

4.02            Warrant Agreement dated December 15, 1997 between the Company and American Stock
                Transfer & Trust Company is incorporated herein by reference from the
                Company’s Registration Statement on Form SB-2 (SEC File No. 333-41635)
                filed December 29, 1997, Item 27, Exhibit 4.02.

4.03            First Amendment to Agreement dated March 31, 1998 between the Company and
                American Stock Transfer Company & Trust Company is incorporated herein by reference from Amendment No. 2 to the Company’s Registration Statement on
                Form SB-2/A (SEC File No. 333-41635) filed April 21, 1998, Item 27, Exhibit
                4.03.

4.04            Second Amendment to Agreement dated April 15, 1998 between the Company and
                American Stock Transfer Company & Trust Company is incorporated herein by reference from the Company’s Registration Statement on Form SB-2/A (SEC
                File No. 333-74381) filed March 15, 1999, Item 27, Exhibit 4.04.

10.01           Employment Agreement dated December 1, 1997 by and between the Company and Greg
                J. Micek is incorporated herein by reference from the Company’s
                Registration Statement on Form SB-2 (SEC File No. 333-41635) filed December 29,
                1997, Item 27, Exhibit 10.02.

10.02           Stock Option Agreement dated December 1, 1997 executed by the Company in favor of Greg J. Micek is incorporated herein by reference from Amendment No. 1 to the
                Company’s Registration Statement on Form SB-2/A (SEC File No. 333-41635)
                filed February 27, 1998, Item 27, Exhibit 10.03.

10.03           Stock Option Agreement dated December 17, 1997 executed by the Company in favor of Dudley R. Anderson is incorporated herein by reference from Amendment No. 1 to the Company’s Registration Statement on Form SB-2/A (SEC File No.
                333-41635) filed February 27, 1998, Item 27, Exhibit 10.04.

10.04           Stock Option Agreement dated December 1, 1997 executed by the Company in favor of Kevin Dotson is incorporated herein by reference from Amendment No. 1 to the
                Company’s Registration Statement on Form SB-2/A (SEC File No. 333-41635)
                filed February 27, 1998, Item 27, Exhibit 10.05.

10.05           Stock Option Agreement dated December 1, 1997 executed by the Company in favor of G-2 Advertising is incorporated herein by reference from Amendment No. 1 to the Company’s Registration Statement on Form SB-2/A (SEC File No.
                333-41635) filed February 27, 1998, Item 27, Exhibit 10.06.

10.06           Consulting Services Agreement dated February 15, 1999 by and between the Company and Tanye Capital Corp. is incorporated herein by reference from the
                Company’s Registration Statement on Form SB-2/A (SEC File No. 333-74381)
                filed March 15, 1999, Item 27, Exhibit 10.12.

10.07           Master Services Agreement dated March 1999 between the Company and Lernout &
                Hauspie Speech Products, S.A./N.V. is incorporated herein by reference from the
                Company’s (SEC File No. 0-24001) Annual Report on Form 10-KSB for the year ended June 30, 1999 Item 13(a), Exhibit 10.13.

10.08           Exchange Agreement dated April 12, 1999 between the Company and AMP3.com, LLC is incorporated herein by reference from the Company’s (SEC File No. 0- 24001)
                Annual Report on Form 10-KSB for the year ended June 30, 1999 Item 13(a),
                Exhibit 10.14.

10.09           Agreement dated September 17, 1999 between the Company and LinksXpress.com, Inc.
                is incorporated herein by reference from the Company’s (SEC File No.
                0-24001) Quarterly Report on Form 10-QSB for the quarter ended September 30,
                1999 Item 6(a), Exhibit 10.1.

10.10           Stock Option Agreement dated September 17, 1999 executed by the Company in favor of LinksXpress.com, Inc. is incorporated herein by reference from the
                Company’s (SEC File No. 0-24001) Quarterly Report on Form 10-QSB for the
                quarter ended September 30, 1999 Item 6(a), Exhibit 10.2.

10.11           Stock Option Agreement dated September 17, 1999 executed by LinksXpress.com,
                Inc. in favor of the Company is incorporated herein by reference from the
                Company’s (SEC File No. 0-24001) Quarterly Report on Form 10-QSB for the
                quarter ended September 30, 1999 Item 6(a), Exhibit 10.3.

10.12           Warrant dated September 17, 1999 executed by LinksXpress.com, Inc. in favor of the Company is incorporated herein by reference from the Company’s (SEC
                File No. 0-24001) Quarterly Report on Form 10-QSB for the quarter ended
                September 30, 1999 Item 6(a), Exhibit 10.4.

10.13           Stock Purchase Agreement dated December 21, 1999 between the Company and
                LinksXpress.com, Inc. is incorporated herein by reference from the
                Company’s (SEC File No. 0-24001) Quarterly Report on Form 10-QSB for the
                quarter ended December 31, 1999 Item 6(a), Exhibit 10.1.

10.14           Stock  Purchase  Agreement  dated  January  21,  2000  between the  Company and  Crosspointe  Net,  Inc. is incorporated  herein by reference  from  Amendment
                No. 3 to the  Company's  Registration  Statement on Form SB-2/A (SEC File No.
                333-74381) filed March 16, 2000, Item 27, Exhibit 10.20.

10.15           Stock  Purchase  Agreement  dated  September  20, 1999  between the  Company  and
                LinksXpress.com,  Inc. is incorporated  herein by reference  from  Amendment  No.
                3 to the  Company's  Registration  Statement on Form SB-2/A (SEC File No. 333-74381)
                filed March 16, 2000, Item 27, Exhibit 10.21.

10.16           Stock Option Agreement dated November 7, 1999 executed by the Company in favor of Carlo Pellegrini is incorporated herein by reference from Amendment No. 3 to the Company’s Registration Statement on Form SB-2/A (SEC File No.
                333-74381) filed March 16, 2000, Item 27, Exhibit 10.22.

10.17           Stock Option Agreement dated December 15, 1999 between the Company and Ken
                Gooley is incorporated herein by reference from Amendment No. 3 to the
                Company’s Registration Statement on Form SB-2/A (SEC File No. 333-74381)
                filed March 16, 2000, Item 27, Exhibit 10.23.

10.18           Asset Purchase Agreement dated April 26, 2000 among National Sweepstakes Show,
                Inc., Sweepstakes Entertainment Corporation and Lawrence F. Curtin is
                incorporated herein by reference from the Company’s (SEC File No. 0-24001)
                Current Report on Form 8-K dated April 27, 2000, Item 7(c), Exhibit 10.01.

10.19           First Amendment to Agreement dated September 17, 1999 between the Company and
                LinksXpress.com, Inc.

10.20           Purchase  Agreement and  Assignment  dated April 4,  2000 between the Company, on the one hand, and Home Line Talk Radio, Inc., Jim Neidner and Leonard Pizalate,
                on the other hand.

10.21           Services Agreement dated April 1, 2000 between the Company and iHomeline.com, Inc.

10.22           Sales  Representative  Agreement  (Integrated  Sponsorships)  dated April 1, 2000 between the Company and iHomeline.com, Inc.

10.23           Agreement dated April 1, 2000 between the Company and Jim Neidner.

10.24           License Agreement dated April 4, 2000 between the Company and iHomeline.com, Inc.

10.25           Option Agreement dated April 4, 2000 made by Jim Neidner in favor of the Company.

10.26           Stock Purchase Agreement dated August 2, 2000 between the Company and 2Cs Communications, Ltd.

10.27           Stock Purchase Agreement dated May 10, 2000 between the Company and Jordan Ness.

10.28           Asset Contribution Agreement and Assignment dated May 10, 2000 between Jordan Ness and eonthestreet.com, Inc.

10.29           Asset Purchase Agreement and Assignment dated May 10, 2000 between Steve Naremore and eonthestreet.com, Inc.

10.30           Covenant Not to Compete dated May 10, 2000 executed by Steve Naremore in favor of eonthestreet.com, Inc.

10.31           Stipulation of Settlement dated May 5, 2000 among Louis Ferro, the Company and Greg J. Micek

99.01           The Company’s Year 2000 Consultant Compensation Plan is incorporated herein by reference from the Company’s Registration Statement on Form S-8 (SEC
                File No. 333-96057) filed February 3, 2000, Item 8, Exhibit 4.02.

99.02           The Company’s 2000 Non-Qualified Stock Option Plan is incorporated herein by reference from the Company’s Registration Statement on Form S-8 (SEC
                File No. 333-43884) filed August 16, 2000, Item 8, Exhibit 4.02.

          (b)   Reports on Form 8-K

                The Registrant filed a Current Report on Form 8-K dated May 12, 2000 reporting on the acquisition of substantially all of the assets of Sweepstakes Entertainment
                Corporation.

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
JVWeb, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheet of JVWeb, Inc., as of June 30, 2000, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JVWeb, Inc. as of June 30, 2000, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2000 in conformity with generally accepted accounting principles.

MALONE & BAILEY, PLLC
Houston, Texas

October 9, 2000

F-1

                                                     JVWeb, Inc.
                                             Consolidated Balance Sheet
                                                    June 30, 2000

         ASSETS

Current Assets
  Cash                                                                             $     6,902
  Trade accounts receivable, net of $56,589
         allowance for doubtful accounts                                                 2,056
  Prepaid insurance                                                                      9,063
                                                                                      -----------
         Total Current Assets                                                           18,021
                                                                                      -----------

Office equipment and furniture, net of $3,476
         accumulated depreciation                                                        3,856
Note receivable                                                                         50,000
Deposit                                                                                    625
                                                                                    -----------
         TOTAL ASSETS                                                              $    72,502
                                                                                    ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                                                 $   168,191
  Accrued expenses                                                                       3,781
  Note payable to founding shareholder                                                 571,872
  Accrued interest on note to founding shareholder                                      29,858
                                                                                   -----------
         Total Current Liabilities                                                     773,702
                                                                                   -----------

Minority interest                                                                            0

Stockholders' Equity
  Preferred stock, $.01 par, 10,000,000 shares authorized,
         no shares issued or outstanding                                                  -
  Common stock, $.01 par, 50,000,000 shares authorized,
         13,097,946 shares issued and outstanding                                      130,979
  Paid in capital                                                                    3,534,004
  Accumulated (deficit)                                                             (4,366,183)
                                                                                   -----------
         Total Stockholders' Equity (deficit)                                       (701,200)
                                                                                    -----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $    72,502
                                                                                   ===========

                                   See summary of significant accounting policies
                                         and notes to financial statements.
                                                        F - 2

                                                     JVWeb, Inc.
                                           Consolidated Income Statements
                                     For the Years Ended June 30, 2000 and 1999

                                                                                       2000                1999
                                                                                   -----------         -----------

Sales                                                                              $    93,047         $   220,825
Cost of sales                                                                           22,200              53,286
                                                                                   -----------         -----------
         Gross Margin                                                                   70,847             167,539
                                                                                   -----------         -----------

General and administrative                                                           1,405,543           1,075,365
Writedown of investment carrying values                                              1,636,365
Bad debts reserve                                                                       56,923             219,789
Depreciation                                                                             1,771               1,463
                                                                                   -----------         -----------
                                                                                     3,100,602           1,296,617
                                                                                   -----------         -----------

         Operating (Loss)                                                           (3,029,755)         (1,129,078)

Other income and (expense)
  Interest income                                                                           35
  Interest expense on debt to founding shareholder                                  (24,636)         (8,129)
                                                                                   -----------         -----------
                                                                                    (24,601)         (8,129)
                                                                                   -----------         -----------

         Net (loss)                                                                $(3,054,356)        $(1,137,207)
                                                                                   ===========         ===========

Net loss per common share                                                                $(.29)              $(.14)

Weighted average common shares outstanding                                          10,601,106           7,968,402

                                  See summary of significant accounting policies
                                         and notes to financial statements.
                                                        F - 3

                                                     JVWeb, Inc.
                                          Statement of Stockholders' Equity
                                     For the Years Ended June 30, 2000 and 1999

                                   Common Stock                    Paid In         Accumulated
                                     Shares        Amount          Capital          (Deficit)              Totals
                                  ---------      --------       ----------         -----------         -----------

Balances,
  June 30, 1998                  7,170,000      $ 71,700         $  112,816      $(174,620)        $     9,896

Shares issued for
  - cash                           939,597         9,396            325,816                              335,212
  - services                     1,042,900        10,429            704,355                              714,784
  - investments
    AMP3                           200,000         2,000             98,000                              100,000

Time Financial
  - shares returned              (70,000)      (700)               700

Fractional shares                   45,060           451          (451)

Net (loss)                                                                         (1,137,207)         (1,137,207)
                                  ---------      --------       ----------         -----------         -----------

Balances,
  June 30, 1999                  9,327,557        93,276          1,241,236        (1,311,827)             22,685

Shares issued for
  - cash                           147,135         1,471            140,039                               141,510
  - services                     1,221,254        12,213            714,015                               726,228
  - less value of
      services not
      yet performed                                               (73,632)                           (73,632)

  - investments
    Sweepstakes                    650,000        14,500            948,000                               962,500
    Linksxpress                    650,000         6,500            456,000                               462,500
    Crosspointe                    527,000         5,270            521,730                               527,000
    iHomeline                      275,000         2,750            100,375                               103,125
    eonthestreet                   300,000         3,000            115,740                               118,740

Net (loss)                                                                         (3,054,356)         (3,054,356)
                                  ---------      --------        ---------         -----------         -----------

Balances,
  June 30, 2000                 13,097,946      $130,979         $3,534,003       $(4,366,183)        $(701,200)
                                 ==========      ========       ==========         ===========         ===========

                                   See summary of significant accounting policies
                                         and notes to financial statements.
                                                        F - 4

                                        Statements of Consolidated Cash Flows
                                     For the Years Ended June 30, 2000 and 1999

                                                                                       2000                1999
                                                                                   -----------         -----------
CASH FLOWS FROM OPERATIONS
  Net (loss)                                                                     $(3,054,356)        $(1,137,207)
  Adjustments to reconcile net deficit
    to cash provided from operating activities
         Depreciation                                                                  1,776               1,170
         Common stock issued for services                                            652,596             714,784
         Writedown of investments made with
           common stock
           - made in current year                                                  1,536,365
           - made in prior year                                                      100,000
         Bad debts                                                                    56,589
    Changes in:
         Accounts receivable                                                      (58,645)
         Inventory                                                                                         5,305
         Employee advances                                                                                 2,550
         Prepaid expenses                                                             34,598          (23,827)
         Accounts payable                                                            121,293              46,936
         Accrued interest payable to founder                                          22,005
         Accrued expenses                                                              3,781
                                                                                   -----------         -----------
         NET CASH (USED BY) OPERATING ACTIVITIES                                  (583,998)         (365,289)
                                                                                   -----------         -----------

CASH FLOWS (USED BY) INVESTING ACTIVITIES
  Purchase of office equipment and furniture                                      (2,942)
  Equipment deposit made                                                          (625)
  Investment in Note Receivable from AMP3                                                             (50,000)
                                                                                   -----------         -----------
         NET CASH (USED BY) INVESTING ACTIVITIES                                   (3,567)         (50,000)
                                                                                   -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances by founding shareholder                                                    410,234             123,638
  Payments on third party note payable                                                                 (1,250)
  Issuance of common stock                                                            141,510             335,212
                                                                                   -----------         -----------
         NET CASH FROM FINANCING ACTIVITIES                                           551,744             457,600
                                                                                   -----------         -----------

NET INCREASE (DECREASE) IN CASH                                                    (35,821)             42,311

Cash at beginning of period                                                            42,723                 412
                                                                                   -----------         -----------

Cash at end of period                                                             $     6,902         $    42,723
                                                                                   ===========         ===========

                                   See summary of significant accounting policies
                                         and notes to financial statements.
                                                        F - 5

JVWeb, Inc.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations. JVWeb, Inc. (“Company”) was formed October 28, 1997 as a Delaware corporation. The Company was formed to market and develop internet sites as commercial sales outlets. The Company also provides internet consulting services.

Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Consolidation. All significant intercompany transactions have been eliminated.

Cash and cash equivalents. For purposes of the cash flow statement, the Company considers highly liquid investments with maturities less than 90 days as cash and cash equivalents.

Revenue recognition. Revenue from consulting is recognized when services are rendered. Bad debts are reserved whenever significant doubt arises as to collectibility.

Office equipment and furniture are valued at cost. Depreciation is computed using the straight-line method based on estimated useful lives of 3 to 5 years.

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily related to differences in the carrying values of investments made by issuing stock, and by depreciation timing differences.

NOTE 2 - INVESTMENTS

In fiscal 1999, the Company advanced $268,589 in cash and services and 200,000 shares of stock (valued at $100,000) in exchange for a 5% ownership in AMP-3.com, LLC, (“AMP-3”) a start-up company providing Internet music retail sales and promotion services to the music industry. Since then, AMP-3 has not been successful and the ability of the Company to recover some or all of this investment is doubtful. All of this investment was written off in the current year, excepting a $50,000 cash loan made in 1999, because of doubtful collection. The $50,000 cash loan is believed collectible because a substantial investor of AMP-3 personally guaranteed it. Collection attempts have not begun because of the remaining possibility of AMP-3 paying it off.

In the current year, the Company advanced $217,298 in cash and services, and 3,202,000 shares of stock (valued at $2,036,365) in the following privately-held opportunities:

         National Sweepstakes Show, Inc., 1,450,000 shares for 57.3% ownership, of which 800,000 shares are held in escrow pending certain performance criteria being met; none has been met as of October 9, 2000.
                  - a start-up on-line, subscriber-based publication reporting on sweepstakes opportunities and related websites.

                                                         F-6

                                                     JVWeb, Inc.
                                            NOTES TO FINANCIAL STATEMENTS

NOTE 2 - INVESTMENTS (continued)

         iHomeline, Inc., 275,000 shares for 50% ownership in the corporation, which operates a website, 100% of the radio program "Home Line Talk Radio" and 50% ownership of a London-based affiliate; Option to acquire an additional 25% of the U.S. corporation for $7,500 from Jim Neidner, founder of the radio program, if Mr. Neidner ever quits.
                  - a start-up website for the home remodeling enthusiast in the
                  U.S., a separate website in the United Kingdom, and rights to a home improvement talk radio show.
         Linksxpress.com, Inc., 150,000 shares for 7.5% ownership (500,000 shares), options to purchase an additional 500,000 shares at prices ranging from $.25 to $2 per share and warrants to purchase an additional 1,000,000 shares at $2 per share,
         Linksxpress.co.uk, Inc., 500,000 shares for 40% ownership.
                  - a start-up e-commerce shopping portal in Canada and plans for a similar one in the United Kingdom.
         Eonthestreet, Inc., 300,000 shares for 60% ownership in this corporation which owns the "discoverstocks.com" website.
                  - a start-up website which selects and reports on the investment prospects of featured publicly-traded companies.
         Crosspointe Net, Inc., for 7.5% ownership of Crosspointe and 50%
                  ownership of Great Records, Inc., co-owned by Crosspointe.
                  - Crosspointe was formed to perform web-related fundraising for churches and Great Records was formed to publish and promote Latin-Christian recording artists.

The above investment agreements generally contain a buy-sell provision and non-compete clauses with certain principals, but no share lockup agreements.

National Sweepstakes Show, Inc. is managed by the Company. Each other entity is managed by the other owners.

Of the above, only the talk radio show existed as an operating entity with revenues prior to Company involvement. Since its acquisition on April 4, 2000, the Home Line Talk Radio show has had nominal revenues and expenses.

In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 121 prescribes the accounting treatment for long-lived assets, identifiable intangibles and goodwill related to those assets when there are indications that the carrying values of those assets may not be recoverable. Each such investment described above (excepting the "Home Line Talk Radio" portion of iHomeline) is a start-up venture in Internet-related marketing concepts involving substantial up-front uncertainty about the likelihood of success. Management purchased each such venture stake only with Company stock, valued at the stock's trading price on the day of the purchase. Because almost no relevant valuation information on Internet marketing concepts exists, a review of operating history to date was made in September 2000, requiring a write-down of the total $2,136,365 carrying value down to $0 as of June 30, 2000.

F-7

JVWeb, Inc.
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - INVESTMENTS (continued)

Proper accounting for affiliates requires the use of full consolidation for affiliates where the Company controls operations, and the equity method of accounting for affiliates with 20% - 50% ownership by the Company. All operations of National Sweepstakes Show, iHomeline and the radio talk show, and Eonthestreet are consolidated in these financial statements. Great Records had no meaningful expenses for the period ended June 30, 2000. Expense monies advanced by the Company on other ventures are included in these statements. Any amounts obtained from other sources by Linksxpress or Crosspointe are not consolidated as the investments are already written down to $0.

NOTE 3 - RELATED PARTY TRANSACTIONS

Mr. Micek, the founding shareholder, contributed $69,516 cash for his initial founding shares. Since then, he has loaned the Company $38,000 in fiscal 1998, $123,638 in 1999, and $410,234 in 2000. These loans have no collateral, bear interest at 6% and are repayable on demand.

NOTE 3 - RELATED PARTY TRANSACTIONS (continued)

The Company entered into a three-year employment agreement with Mr. Micek in October 1997, which provided for an annual salary of $60,000. The Company has not accrued or paid any wages to date.

In October 1997, the Company granted 2,000,000 stock options to Mr. Micek to purchase common stock at $.10 per share. The options may be exercised at any time and expire on October 30, 2002.

NOTE 4 - OPERATING LEASE

The Company is obligated on a corporate office lease in Houston, Texas on a month-to-month basis, currently at $1,800 per month. Lease expense for 2000 and 1999 was $18,000 and $36,000, respectively

NOTE 5 - STOCK OPTIONS

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

F-8

JVWeb, Inc.
NOTES TO FINANCIAL STATEMENTS

NOTE 5 - STOCK OPTIONS (continued)

Summary information on each are as follows:

                                                                                         Weighted         Weighted
                                                                                          Average          Average
                                                                                            Share           Share
                                                         Options           Price          Warrants          Price
                                                        ---------          -----         ---------         --------
Year ended June 30, 1998:
         Granted and outstanding                        2,541,250          $ .12         1,500,000           $ 1.00
Year ended June 30, 1999:
         Granted                                          985,000            .53
         Exercised                                       (432,400)           .26            26,262             1.00
                                                        ---------          -----         ---------           ------
Outstanding at June 30, 1999                            3,093,850            .23         1,473,738           $ 1.00
Year ended June 30, 2000:
         Granted                                          400,000            .22
         Exercised                                                                        (100,000)            1.00
         Forfeited                                       (350,000)           .50
                                                        ---------          -----         ---------           ------
Outstanding at June 30, 2000                            3,143,850          $ .22         1,373,738           $ 1.00
                                                        =========          =====         =========           ======

Additional disclosures as of June 30, 2000 are:

                                                   Options      Options @      Options      Options         Options
                                                   at $.10       $.22-.25      at $.50      at $.75        at $1.00
                                                 ---------       --------      -------      -------        --------
         Total options
         Number of shares  2,088,250               688,000        167,600      100,000      100,000
         Remaining life    2 years                 4 years        3 years      4 years      4 years

         Currently exercisable
           Share options   2,088,250               613,000        134,150      100,000      100,000

As of June 30, 2000, 1,373,738 warrants with a remaining life expiring November 1, 2000 are outstanding. All are exercisable.

Had compensation cost for the Company's issuances of stock options and warrants been determined based on the fair value on the grant dates for awards under those plans consistent with the Black-Scholes option-pricing model suggested by FASB Statement 123, the Company's losses and net loss per share would have been increased to the pro forma amounts indicated below:

         (in thousands)                                                                    2000              1999
                                                                                      --------            --------
         Net loss                                                 - As reported        $(3,054)            $(1,137)
                                                                  - Pro forma           (3,220)             (1,582)

         Net loss per share                                      -As reported          $(0.29)            $(0.14)
                                                                  - Pro forma          $(0.30)            $(0.20)

Variables used in the Black-Sholes option pricing model include (1) 5.5% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of year-end, (3) expected volatility is the actual historical price fluctuation volatility and (4) zero expected dividends.

F-9

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, JVWeb, Inc. has duly caused this annual report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 16, 2000

JVWEB INC..
(Registrant)

By	/s/ Greg J. Micek ______________________________ Greg J. Micek (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                Title                              Date

/s/ Greg. J. Micek                  Director and President           October 16, 2000
--------------------------------
Greg J. Micek                      (Principal Executive Officer,
                                   Principal Financial Officer and
                                   Principal Accounting Officer)

/s/ Lewis E. Ball                  Director                          October 16, 2000
--------------------------------

EXHIBITS INDEX

Exhibit No.       Description

3.01            Certificate of Incorporation of the Company is incorporated herein by reference from the Company’s Registration Statement on Form SB-2 (SEC File No.
                333-41635) filed December 29, 1997, Item 27, Exhibit 3.01.

3.02            Bylaws of the Company is incorporated herein by reference from the
                Company’s Registration Statement on Form SB-2 (SEC File No. 333-41635)
                filed December 29, 1997, Item 27, Exhibit 3.02.

4.01            Specimen Common Stock Certificate is incorporated herein by reference from the
                Company’s Registration Statement on Form SB-2 (SEC File No. 333-41635)
                filed December 29, 1997, Item 27, Exhibit 4.01

4.02            Warrant Agreement dated December 15, 1997 between the Company and American Stock
                Transfer & Trust Company is incorporated herein by reference from the
                Company’s Registration Statement on Form SB-2 (SEC File No. 333-41635)
                filed December 29, 1997, Item 27, Exhibit 4.02.

4.03            First Amendment to Agreement dated March 31, 1998 between the Company and
                American Stock Transfer Company & Trust Company is incorporated herein by reference from Amendment No. 2 to the Company’s Registration Statement on
                Form SB-2/A (SEC File No. 333-41635) filed April 21, 1998, Item 27, Exhibit
                4.03.

4.04            Second Amendment to Agreement dated April 15, 1998 between the Company and
                American Stock Transfer Company & Trust Company is incorporated herein by reference from the Company’s Registration Statement on Form SB-2/A (SEC
                File No. 333-74381) filed March 15, 1999, Item 27, Exhibit 4.04.

10.01           Employment Agreement dated December 1, 1997 by and between the Company and Greg
                J. Micek is incorporated herein by reference from the Company’s
                Registration Statement on Form SB-2 (SEC File No. 333-41635) filed December 29,
                1997, Item 27, Exhibit 10.02.

10.02           Stock Option Agreement dated December 1, 1997 executed by the Company in favor of Greg J. Micek is incorporated herein by reference from Amendment No. 1 to the
                Company’s Registration Statement on Form SB-2/A (SEC File No. 333-41635)
                filed February 27, 1998, Item 27, Exhibit 10.03.

10.03           Stock Option Agreement dated December 17, 1997 executed by the Company in favor of Dudley R. Anderson is incorporated herein by reference from Amendment No. 1 to the Company’s Registration Statement on Form SB-2/A (SEC File No.
                333-41635) filed February 27, 1998, Item 27, Exhibit 10.04.

10.04           Stock Option Agreement dated December 1, 1997 executed by the Company in favor of Kevin Dotson is incorporated herein by reference from Amendment No. 1 to the
                Company’s Registration Statement on Form SB-2/A (SEC File No. 333-41635)
                filed February 27, 1998, Item 27, Exhibit 10.05.

10.05           Stock Option Agreement dated December 1, 1997 executed by the Company in favor of G-2 Advertising is incorporated herein by reference from Amendment No. 1 to the Company’s Registration Statement on Form SB-2/A (SEC File No.
                333-41635) filed February 27, 1998, Item 27, Exhibit 10.06.

10.06           Consulting Services Agreement dated February 15, 1999 by and between the Company and Tanye Capital Corp. is incorporated herein by reference from the
                Company’s Registration Statement on Form SB-2/A (SEC File No. 333-74381)
                filed March 15, 1999, Item 27, Exhibit 10.12.

10.07           Master Services Agreement dated March 1999 between the Company and Lernout &
                Hauspie Speech Products, S.A./N.V. is incorporated herein by reference from the
                Company’s (SEC File No. 0-24001) Annual Report on Form 10-KSB for the year ended June 30, 1999 Item 13(a), Exhibit 10.13.

10.08           Exchange Agreement dated April 12, 1999 between the Company and AMP3.com, LLC is incorporated herein by reference from the Company’s (SEC File No. 0- 24001)
                Annual Report on Form 10-KSB for the year ended June 30, 1999 Item 13(a),
                Exhibit 10.14.

10.09           Agreement dated September 17, 1999 between the Company and LinksXpress.com, Inc.
                is incorporated herein by reference from the Company’s (SEC File No.
                0-24001) Quarterly Report on Form 10-QSB for the quarter ended September 30,
                1999 Item 6(a), Exhibit 10.1.

10.10           Stock Option Agreement dated September 17, 1999 executed by the Company in favor of LinksXpress.com, Inc. is incorporated herein by reference from the
                Company’s (SEC File No. 0-24001) Quarterly Report on Form 10-QSB for the
                quarter ended September 30, 1999 Item 6(a), Exhibit 10.2.

10.11           Stock Option Agreement dated September 17, 1999 executed by LinksXpress.com,
                Inc. in favor of the Company is incorporated herein by reference from the
                Company’s (SEC File No. 0-24001) Quarterly Report on Form 10-QSB for the
                quarter ended September 30, 1999 Item 6(a), Exhibit 10.3.

10.12           Warrant dated September 17, 1999 executed by LinksXpress.com, Inc. in favor of the Company is incorporated herein by reference from the Company’s (SEC
                File No. 0-24001) Quarterly Report on Form 10-QSB for the quarter ended
                September 30, 1999 Item 6(a), Exhibit 10.4.

10.13           Stock Purchase Agreement dated December 21, 1999 between the Company and
                LinksXpress.com, Inc. is incorporated herein by reference from the
                Company’s (SEC File No. 0-24001) Quarterly Report on Form 10-QSB for the
                quarter ended December 31, 1999 Item 6(a), Exhibit 10.1.

10.14           Stock  Purchase  Agreement  dated  January  21,  2000  between the  Company and  Crosspointe  Net,  Inc. is incorporated  herein by reference  from  Amendment
                No. 3 to the  Company's  Registration  Statement on Form SB-2/A (SEC File No.
                333-74381) filed March 16, 2000, Item 27, Exhibit 10.20.

10.15           Stock  Purchase  Agreement  dated  September  20, 1999  between the  Company  and
                LinksXpress.com,  Inc. is incorporated  herein by reference  from  Amendment  No.
                3 to the  Company's  Registration  Statement on Form SB-2/A (SEC File No. 333-74381)
                filed March 16, 2000, Item 27, Exhibit 10.21.

10.16           Stock Option Agreement dated November 7, 1999 executed by the Company in favor of Carlo Pellegrini is incorporated herein by reference from Amendment No. 3 to the Company’s Registration Statement on Form SB-2/A (SEC File No.
                333-74381) filed March 16, 2000, Item 27, Exhibit 10.22.

10.17           Stock Option Agreement dated December 15, 1999 between the Company and Ken
                Gooley is incorporated herein by reference from Amendment No. 3 to the
                Company’s Registration Statement on Form SB-2/A (SEC File No. 333-74381)
                filed March 16, 2000, Item 27, Exhibit 10.23.

10.18           Asset Purchase Agreement dated April 26, 2000 among National Sweepstakes Show,
                Inc., Sweepstakes Entertainment Corporation and Lawrence F. Curtin is
                incorporated herein by reference from the Company’s (SEC File No. 0-24001)
                Current Report on Form 8-K dated April 27, 2000, Item 7(c), Exhibit 10.01.

10.19           First Amendment to Agreement dated September 17, 1999 between the Company and
                LinksXpress.com, Inc.

10.20           Purchase  Agreement and  Assignment  dated April 4,  2000 between the Company, on the one hand, and Home Line Talk Radio, Inc., Jim Neidner and Leonard Pizalate,
                on the other hand.

10.21           Services Agreement dated April 1, 2000 between the Company and iHomeline.com, Inc.

10.22           Sales  Representative  Agreement  (Integrated  Sponsorships)  dated April 1, 2000 between the Company and iHomeline.com, Inc.

10.23           Agreement dated April 1, 2000 between the Company and Jim Neidner.

10.24           License Agreement dated April 4, 2000 between the Company and iHomeline.com, Inc.

10.25           Option Agreement dated April 4, 2000 made by Jim Neidner in favor of the Company.

10.26           Stock Purchase Agreement dated August 2, 2000 between the Company and 2Cs Communications, Ltd.

10.27           Stock Purchase Agreement dated May 10, 2000 between the Company and Jordan Ness.

10.28           Asset Contribution Agreement and Assignment dated May 10, 2000 between Jordan Ness and eonthestreet.com, Inc.

10.29           Asset Purchase Agreement and Assignment dated May 10, 2000 between Steve Naremore and eonthestreet.com, Inc.

10.30           Covenant Not to Compete dated May 10, 2000 executed by Steve Naremore in favor of eonthestreet.com, Inc.

10.31           Stipulation of Settlement dated May 5, 2000 among Louis Ferro, the Company and Greg J. Micek

99.01           The Company’s Year 2000 Consultant Compensation Plan is incorporated herein by reference from the Company’s Registration Statement on Form S-8 (SEC
                File No. 333-96057) filed February 3, 2000, Item 8, Exhibit 4.02.

99.02           The Company’s 2000 Non-Qualified Stock Option Plan is incorporated herein by reference from the Company’s Registration Statement on Form S-8 (SEC
                File No. 333-43884) filed August 16, 2000, Item 8, Exhibit 4.02.

          (b)   Reports on Form 8-K

                The Registrant filed a Current Report on Form 8-K dated May 12, 2000 reporting on the acquisition of substantially all of the assets of Sweepstakes Entertainment
                Corporation.