Form 10QSB/A
period 2000-03-31
JVWEB INC
filed 2000-10-18
CIK 1051902

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                               (Amendment No. 1)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934
                  For the quarterly period ended:  March 31, 2000

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the transition period from _______ to _________

                        Commission file number: 000-24001

                                   JVWEB, INC.
        (Exact name of small business issuer as specified in its charter)

                   Delaware                                76-0552098
       --------------------------------               --------------------------
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization                Identification No.)

         5444 Westheimer, Suite 2080, Houston, Texas                  77056
------------------------------------------------------              -------
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

APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares of common stock, $0.01 par value, outstanding as of March 31, 2000: 11,940,057 shares

Transitional Small Business Disclosure Format (check one):   Yes      No   X_
                                                                 ---     ------

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

PART 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                                   JVWeb, Inc.
                                  Balance Sheet
                              As of March 31, 2000



                      ASSETS

Cash                                                                                                    $   73,346
Accounts receivable                                                                                         32,147
Note receivable                                                                                             53,334
Prepaid professional                                                                                       227,156
                                                                                                        ----------

     Total Current Assets                                                                                  385,983

Office equipment and furniture (net of
     $3,004 accumulated depreciation)                                                                        4,328

Linksxpress.com, Inc. investment                                                                            60,000
Linksxpress.co.uk, Inc.                                                                                    265,000
Investment in AMP3                                                                                         100,000
Investment in Crosspointe                                                                                  300,000
Investment in Great Records                                                                                227,000
Investment in Sweepstakes
                                                                                                           462,500

     Total Assets                                                                                       $1,804,811
                                                                                                        ==========


      LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable                                                                                        $   58,040
Accrued interest                                                                                            22,538
Accrued expenses                                                                                             3,279
Notes payable to related parties
                                                                                                           507,802

     Total Liabilities                                                                                     591,659
                                                                                                        ----------

Common stock, $0.01 par, 50,000,000 shares
     authorized, 11,940,057 shares issued and
     outstanding                                                                                          119,401
Paid-in capital                                                                                         3,252,394
Retined Earnings                                                                                       (2,150,643)
                                                                                                       ----------

     Total Stockholders' Equity                                                                         1,213,152

     Total Liabilities & Stockholders' Equity                                                          $1,804,811
                                                                                                       ==========

                                       3


                                   JVWeb, Inc.
                                Income Statements
           For the Three and Nine Months Ended March 31, 2000 and 1999


                                                    3 Months          9 Months         3 Months          9 Months
                                                      Ended             Ended            Ended             Ended
                                                     Mar. 31,          Mar. 31,        Mar. 31,          Mar. 31,
                                                       2000              2000            1999              1999
                                                   ----------        ----------       ----------        ----------


REVENUES                                            $  46,071        $ 124,722                            $16,315
COST OF SALES                                          57,048           97,507
                                                   ---------- ----------------

    Gross Margin                                     ( 10,977)          27,215                             16,315

EXPENSES
    General & administrative                         221,070           797,291        $ 252,244         $ 572,230
    Provision for contingent
      collections                                                       54,860
    Depreciation                                         865             1,304              366               805
                                                   --------- -----------------        ---------  ----------------

                                                     221,935          853,455           252,610           573,035
                                                   --------- ---------------- ----------------- -----------------

    Operating (Loss)                                 (232,912)       (826,240)         (252,610)         (556,720)

INTEREST INCOME                                         1,020           3,020
                                                                                                -
INTEREST EXPENSE                                     (  6,654)       ( 15,596)         (  2,618)         (  3,990)
                                                    ---------       ---------         ---------         --------- -


       NET LOSS                                     $(238,546)      $(838,816)        $(255,228)        $(560,710)
                                                    =========       =========         =========         =========


NET LOSS PER COMMON SHARE                           $(    .02)      $(    .08)        $(    .03)        $(    .07)

WEIGHTED AVERAGE COMMON
       SHARES OUTSTANDING                          10,780,057       9,985,557         8,283,135         7,771,429




                                       4

                                   JVWeb, Inc.
                            Statements of Cash Flows
                For the Nine Months Ended March 31, 2000 and 1999



                                                                                      9 Months           9 Months
                                                                                        Ended              Ended
                                                                                       March 31,          March 31,
                                                                                         2000               1999
                                                                                       ---------        -----------

CASH FLOWS FROM OPERATIONS
   Net deficit                                                                         $(838,816)        $(560,710)
   Adjustments to reconcile net
     deficit to cash provided
       from operating activities
         Depreciation                                                                      1,304              805
         Common stock issued for
           services                                                                      594,783           266,303
         Changes in:
           Accounts receivable                                                          ( 32,147)
           Write off of deposits on
           purchase of subsidiary                                                                           55,000
Net changes in:
           Employee advance                                                                                  2,550
           Equipment                                                                    (  2,942)
           Inventory                                                                                      (  3,641)
           Prepaid legal expenses                                                       (149,319)           19,280
           Accounts payable                                                               26,105            28,377
                                                                                       ---------         ---------
     NET CASH USED BY OPERATING
         ACTIVITIES                                                                     (401,032)         (192,036)
                                                                                       ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Deposit on purchase of subsidiary                                                                      ( 30,000)
                                                                                                         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Change in notes payable to founding
     shareholder                                                                         346,165            90,950
   Payments on note payable                                                             ( 54,510)
   Proceeds from notes payable                                                            20,000
   Issuance of common stock                                                              120,000           135,778
                                                                                       ---------         ---------
     NET CASH PROVIDED BY FINANCING
       ACTIVITIES                                                                        431,655           226,728
                                                                                       ---------         ---------

     NET INCREASE (DECREASE) IN CASH                                                      30,623             4,692
     CASH BEGINNING                                                                       42,723               412
                                                                                       ---------         ---------

     CASH ENDING                                                                       $  73,346         $   5,104
                                                                                       =========         =========

\
                                   JVWeb, Inc.
                          NOTES TO FINANCIAL STATEMENTS


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


NOTE C - ACQUISITION OF LINKSXPRESS.CO.UK

On December 21, 1999, the Company acquired 350,000 shares or 45% of the outstanding stock of Linksxpress.co.uk, Inc. in exchange for 500,000 shares of company stock, valued at current market value of $.53 per share.


NOTE D - ACQUISITION OF CROSSPOINTE

On January 17, 2000, the Company acquired 300,000 shares or approximately 7.5% of the outstanding stock of Crosspointe, Inc. in exchange for 300,000 shares of company stock, valued at current market value of $1.00 per share.


NOTE E - ACQUISITION OF GREAT RECORDS

On January 21, 2000, the Company acquired 150,000 shares or 50% of the outstanding stock of Great Records, Inc., a previously wholly-owned subsidiary of Crosspointe, Inc., in exchange for 227,000 shares of company stock valued at current market value of $1.00 per share.


NOTE F - ACQUISITION OF SWEEPSTAKES ENTERTAINMENT CORPORATION

On March 23, 2000, the Company issued 150,000 shares of Company stock valued at current market value of $1.25 per share in exchange for a 10% interest in Sweepstakes Entertainment Corporation ("Sweepstakes"). The Company has an option to purchase the assets of Sweepstakes. The purchase price for an additional 47.3% will be another 500,000 shares of the Company. An additional 800,000 shares will be issuable when certain performance standards are met.

                       MANAGEMENT DISCUSSION AND ANALYSIS

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


SPECIFIC VENTURES

The following ventures are all actively being developed:

1. Ihomeline, Inc.: This project encompasses both ihomeline.com, and the recently announced ihomeline.co.uk. JVWeb owns a 50% interest in ihomeline.com. It presently owns a 100% interest in ihomeline.co.uk, although it is contemplating contributing 50% into ihomeline.com, and is planning on bringing in 2Cs, its London-based strategic partner for the remaining 50%. Ihomeline is an integration of a radio talk show, that is syndicated nationwide, and a how-to website. JVWeb' value-add is in overall business management of the venture. We are presently syndicating a two minute version of the talk show, as a vignette, to over 300 radio stations nationwide. This is a primary component of our ad inventory referenced above in our integrated sponsorship package.
2. Linksxpress, Inc.: This project encompasses www.linksxpress.com, in which JVWeb owns an 8% interest, and www.linksxpress.co.uk, in which JVWeb owns a 38% interest. Linksxpress is an e-commerce shopping mall, with unique navigation features. JVWeb's value add is in providing strategies to drive traffic to the site, such as the sweepstakes and ihomeline programming ventures.
3. Icrosspointe, Inc.: This project encompasses Icrosspointe.net, Inc., in which JVWeb owns an 8% interest, and Great Records, Inc., in which JVWeb owns a 50% interest. Icrosspointe is a Christian-based on-line community. JVWeb's value add is in providing strategies to drive traffic to the site, as well as co-venturing on projects into that community, such as www.dadandme.com, and e-charitable funding strategies, based on a JVWeb on-line model, www.holyfamilyshrine.org. Great Records, Inc. is a full-service record label, using the internet as a means of distributing the music. JVWeb's value add is in the on-line strategy for the venture, and overall business management support.
4. The National Sweepstakes Show, Inc.: JVWeb owns 58% of this entity, which includes a suite of media assets revolving around the sweepstakes industry. The assets include a newspaper supplement, Sweepstakes News, which is scheduled to debut this fall, a radio program, in which a demo can be heard at www.nationalsweepstakesshow.com, and an additional website, www.sweepstakesnews.com, which will be an on-line subscription based newsletter. JVWeb's value add is in overall business management of the project. This acquisition is a critical component of our overall strategy, in that it will be a primary solution to the question of how we will drive traffic to our various sites.
5. On-line Financial Newsletter: We have just completed the acquisition of a 60% interest in a suite of on-line financial newsletters. Through these newsletters we will be showcasing other public companies, who will pay the venture a fee for such activities. We will also be offering our other services, such as web hosting, web development and strategic internet consulting services to these companies.
6. Amp3, Inc. JVWeb has a 4.5% interest in this on-line music portal. We have no update on the status of this investment at this time.
7. Wholly-Owned Ventures: In addition to the above, we have, in inventory a number of domain names that are in various stages of development into operational websites. These projects involve strategies that JVWeb has created and is prepared to implement as the right combination of partners are brought together. The most current project involves a suite of family-related sites, including www.dadandme.com (a re-launch), www.momandme.net, and www.familylifestyles.com.

     Our accounting policy has been to present the above investments at the conservative cost basis. Management feels that the ventures above, as a group, represent values materially greater than that represented on the balance sheet.

     INCOME STATEMENT

1. Revenue: Gross revenues for the quarter primarily reflect the emergence of our fee-for-service division. The source of those revenues was mainly derived from web development and consulting services performed on behalf of our joint ventures
2. Cost of Operations: Our cost of operations for the quarter, $221,070, represents a 20% reduction in costs from the same period in the prior year. This reflects the efforts made to more efficiently streamline our operations towards the production of immediate revenue, with a corresponding reduction in research and development expenditures.


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

Dated: October 18, 2000