Form 10QSB
period 2000-09-30
JVWEB INC
filed 2000-11-20
CIK 1051902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-24001

JVWEB, INC.

Incorporated pursuant to the Laws of Delaware

Internal Revenue Service — Employer Identification No. 76-0552098

5444 Westheimer, Suite 2080, Houston, Texas 77056

(713) 622-9287

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The number of shares of common stock, $0.01 par value, outstanding as of September 30, 2000: 11,940,057 shares

Transitional Small Business Disclosure Format (check one): Yes No X

                                              QUARTER ENDED SEPTEMBER 30, 2000

                                                       INDEX
                                                       -----

PART I.  FINANCIAL INFORMATION
                                                                                        Page

         Item 1.  Financial Statements

         Condensed financial statements of JVWeb, Inc.:
         ----------------------------------------------

              Balance sheet as of September 30, 2000                                    3
              Income statements for the three months ended September
                  30, 2000 and 1999                                                     4

              Statements of cash flows for the three months ended
                     September, 2000 and 1999                                           5

              Notes to financial statements                                             6

         Item 2.  Management's Discussion and Analysis of Financial
                           Condition And Results of Operations                          7

PART II. OTHER INFORMATION

         Item 2.     Changes in Securities and Use of Proceeds                          9

         Item 6.     Exhibits and Reports on Form 8-K.                                  9

                             (a)Exhibits

SIGNATURE                                                                               9

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                                                              JVWeb, Inc.
                                                             Balance Sheet
                                                          September 30, 2000

                                   ASSETS

Cash                                                                               $     1,448
Accounts receivable                                                                      5,685
                                                                                   -----------

     Total Current Assets                                                                7,133
                                                                                   -----------

Office equipment and furniture (net of
     $3,986 accumulated depreciation)                                                    3,346

Deposit                                                                                    625
                                                                                   -----------

     Total Assets                                                                  $    11,104
                                                                                   ===========

      LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                                                                   $   191,081
Accrued expenses                                                                         3,585
Note payable to an individual                                                          671,457
Accrued interest on note to founding shareholder                                        31,352
                                                                                   -----------

     Total Current Liabilities                                                         897,476
                                                                                   -----------

Stockholders' Equity
Preferred stock, $0.01 par, 10,000,000
     shares authorized, no shares issued or
     outstanding
Common stock, $0.01 par, 50,000,000 shares
     authorized, 13,775,566 shares issued and
     outstanding                                                                       137,756
Paid-in capital                                                                      3,630,387
Retained deficit                                                                    (4,654,515)
                                                                                   -----------

     Total Stockholders' Equity (deficit)                                           (886,372)
                                                                                   -----------

     Total Liabilities & Stockholders' Equity                                      $    11,104
                                                                                   ===========

                                                              JVWeb, Inc.
                                                           Income Statements
                                        For the Three Months Ended September 30, 2000 and 1999

                                                                                      2000              1999
                                                                                   -----------------------------

REVENUES                                                                            $   6,641           $22,833

Operating Expenses
  Cost of sales                                                                        10,795
  Writedown of investment carrying values                                              87,500
    General and administrative                                                        194,421           250,978
    Depreciation                                                                          510               341
                                                                                    ---------         ---------
                                                                                     (293,226)         (251,319)
                                                                                    ---------         ---------

    Operating (Loss)                                                                 (286,585)         (228,486)

Interest income                                                                             5             1,000
Interest(expense)                                                                    (1,752)         (4,534)
                                                                                    ---------         ----------

Net (loss)                                                                          $(288,332)        $(232,020)
                                                                                    =========         =========

NET LOSS PER COMMON SHARE                                                               $(.02)            $(.02)

WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING                                                             13,436,756         9,460,557

                                                              JVWeb, Inc.
                                                       Statements of Cash Flows
                                        For the Three Months Ended September 30, 2000 and 1999

                                                                                 2000                   1999
                                                                              ---------------------------------            -
CASH FLOW FROM OPERATIONS
  Net (loss)                                                                   $(288,332)            $(232,020)
  Adjustments to reconcile net loss to cash
provided from operating activities
        Depreciation                                                                 510                   341
        Common stock issued for services                                          65,659                55,350
        Common stock issued for investments                                       37,500
        Writeoff of investment note receivable                                    50,000
Changes in:
        Accounts receivable                                                     (3,628)              (10,833)
        Note receivable                                                                                (1,000)
        Prepaid expenses                                                           9,063                 19,487
        Accrued expenses                                                        (196)
        Accrued interest                                                           1,494                  3,610
        Accounts payable                                                          22,891                 39,790
                                                                               ---------              ---------

   NET CASH USED BY OPERATING ACTIVITIES                                        (105,039)              (125,275)
                                                                               ---------              ---------

CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from cash loans by
       founding shareholder                                                       99,585                 92,773
  Proceeds from notes payable                                                                            20,000
  Payments on notes payable                                                                             (4,297)
                                                                               ---------               ---------

   NET CASH FROM FINANCING ACTIVITIES                                             99,585                108,476
                                                                               ---------              ---------

   NET INCREASE (DECREASE) IN CASH                                              (5,454)               (16,799)

   CASH - Beginning of period                                                      6,902                 42,723
                                                                               ---------              ---------

          - End of period                                                      $   1,448              $  25,924
                                                                               =========              =========

   DISCLOSURE OF NON-CASH TRANSACTIONS
    Issuance of 150,000 shares of Company
      common stock in exchange for 500,000
      shares of Linksxpress.com, Inc.                                                                 $  60,000

JVWEB, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of JVWeb, Inc., a Texas corporation (“Company”), have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2000, as reported in the Form 10-KSB, have been omitted.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS

GENERAL DISCUSSION

As had been stated in our 6/30/00 10-K, we have committed our efforts towards seeking out a merger candidate for the company. Since the filing of our 10-K, our operations have diminished to a minimal level, due in large part to the momentum that has been lost in the internet and e-commerce industry, which has caused our funding resources to dissipate.

In preliminary discussions with various investment bankers that are in the business of seeking out merger candidates with public companies, we have been informed that we may need to address certain elements of the corporate structure in order to better facilitate a merger. At the present time, no such actions are being undertaken.

FINANCIAL REVIEW

Balance Sheet:

Total Assets: The total assets reported of $11,104 reflects the continued write-down of assets as a result of the dramatic downturn in the internet economy.

Total Liabilities: The note payable to founding shareholder from the prior quarter increased to $671,457.

Income Statement:

Revenues: As was stated for the total assets write-down, the lack of revenues for the quarter were also reflective of the dramatic downturn in the internet economy. In addition, management’s focus for the quarter was on the launching of www.sweepstakesnews.com as a revenue generating effort, which had disappointing results.

Cash Flow Summary: Operations have been downsized to a minimal level. Therefore, the financial requirements to maintain these minimal activities are continuing to be financed by the major shareholder. As has been stated above, merger discussions are being sought to allow for the discontinuance of this financial obligation.

OPERATIONS REVIEW

General Discussion: The overall operations of the company have been reduced to a minimal level, as funding for development of the various joint venture activities has failed to materialize. On a similar note, although efforts are still being put forth to generate revenues from operations, no significant revenue has resulted from these efforts.

On a going forward basis, the company does not anticipate at the present time that either of its two main revenue producing activities, its fee for service division or its joint venture division, will generate any material contributions to cash-flow.

Special note: After this filing, we will no longer report on operations activities unless the specific venture or division has specific material events to report.

Operations – Detailed Discussion:

Following is a brief discussion of the overall operations of the company during the quarter ending 9/30/00, with additional comments related to activities as of the date of this filing.

1. Fee for Service Division: The collapse of the internet industry has had a devastating impact on our overall efforts to secure internet consulting and web design projects. Despite this, we continue to seek out revenue producing projects. In order to enhance our competitive position, we are seeking out proprietary technology to add to our core service proposition.

2. Joint Ventures:

a. National Sweepstakes Show, Inc. (NSSI): The first media property in this venture, www.sweepstakesnews.com, went live on 9/1/00 to disappointing results. STATUS: JVWeb is re-evaluating its business strategy related to this venture.

b. Ihomeline.com, Inc./Homeline Talk Radio:

i. Ihomeline.com, Inc.: This venture was formed as a 50/50 joint venture with Jim Neidner, a Houston-based radio talk show host of a home remodelling show. The venture primarily consists of a website, WWW.IHOMELINE.COM. JVWeb has maintained the site on behalf of the venture. Presently, the website has minimal activity. STATUS: JVWeb is making efforts toward re-structuring the management of this website to create a stronger content presence and more effectively integrate the radio programming.

ii. Homeline Talk Radio: JVWeb issued 275,000 shares to acquire 100% of the interests in this radio program. This program is an integrated programming package with Ihomeline.com, Inc. and its website, WWW.IHOMELINE.COM. STATUS: The obligations to carry this program terminate in January, 2001. JVWeb is presently considering its options in renewing this program. The radio program generates about $6,000 a month in revenue, which is about break-even.

iii. Ihomeline.co.uk, Inc.: In August, 2000 JVWeb entered into an agreement with a London-based advertising agency, 2Cs, to form this venture, which primarily contains WWW.IHOMELINE.CO.UK as its primary asset. JVWeb owns 25% of this venture, Ihomeline.com, Inc. owns 25%, and 2Cs owns 50%. 2Cs is obligated to manage the website. JVWeb has no on-going obligation to this venture.

c. Linksxpress:

i. Linksxpress.com, Inc.: JVWEb acquired an 8% interest in this venture in exchange for 150,000 of restricted JVWEb stock. The plan behind this investment was to "spin-off" Linksxpress into its own public company through an SB-2 spin-off.

ii. Linksxpress.co.uk, Inc. JVWeb further acquired a 45% interest in this entity with the issuance of 500,000 shares of JVWeb stock.

iii. STATUS: Linkxpress has decided to go public through a different means. Therefore, we are in the process of unwinding this transaction. At minimum, JVWeb will receive back 400,000 of the 500,000 shares issued for linksxpress.co.uk. In addition JVWeb will have a carried interest of some amount in Linksxpress.com, Inc. after it becomes a public company.

2. Crosspointe:

i.Crosspointe Net, Inc.: JVWeb acquired an 8% interest in this christian community portal in exchange for 300,000 restricted shares of JVWeb stock. STATUS: JVWeb and Crosspointe are negotiating to unwind this transaction. Crosspointe will return the 300,000 shares in exchange for the release on certain expenses owed to JVWeb.

ii.Great Records, Inc.: JVWeb issued 227,000 shares of JVWeb stock to Crosspointe in exchange for a 50% interest in this Christian-based record label. STATUS: Great Records did sign its first artist, a female Hispanic Christian singer with mainstream crossover appeal based in Albuquerque. JVWeb is negotiating with Crosspointe to continuation of this venture.

3. eonthestreet, Inc.: JVWeb issued a total of 300,000 shares to two parties to attain a 60% interest in this venture, which primarily promotes other public companies through its website, www.discoverystocks.com. STATUS: The launching of this business is dependent on securing a robust data-base of investors to subscribe to the newsletter. The strategy initially was to accomplish this through the sweepstakes media properties. With the disappointing results of the launch of the sweepstakes venture, we are suspending the development of this venture until a stronger business strategy can be developed. JVWeb continues to work with the parties to create critical mass in this venture to launch it.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

On May 12, 1998, the Company's Registration Statement on Form SB-2 (Commission File No. 333-43379) was declared effective by the U.S. Securities and Exchange Commission. The Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998 contained a detail discussion of the securities registered by this Registration Statement. This discussion remains true and correct as of the end of the quarter ended September 30, 2000 except in certain regards discussed in the remainder of this paragraph. First, the Common Stock and the Company's Class A Warrants ("Class A Warrants") have commenced trading. In addition, 110,240 Class A Warrants have been exercised, and proceeds from such exercises in the aggregate amount of $110,240 have been received by the Company. All such proceeds have been used for general corporate purposes and were paid to persons other than directors and officers of the Company and persons owning more than 10% of any class of equity securities of the Company. Moreover, the Company believes that LS Capital Corporation has sold material numbers (if not all) of the shares of Common Stock and Class A Warrants previously owned by it.

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

By	JVWEB, INC. (Registrant) By: /s/Greg J. Micek Greg J. Micek, President (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: November 20, 2000