Form 10QSB
period 2000-12-31
JVWEB INC
filed 2001-02-20
CIK 1051902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-24001

JVWEB, INC.

Incorporated pursuant to the Laws of Delaware

Internal Revenue Service — Employer Identification No. 76-0552098

5444 Westheimer, Suite 2080, Houston, Texas 77056

(713) 622-9287

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

The number of shares of common stock, $0.01 par value, outstanding as of December 31, 2000: 13,915,566 shares

Transitional Small Business Disclosure Format (check one): Yes NoX

JVWEB, INC.

QUARTER ENDED DECEMBER 31, 2000

PART I.  FINANCIAL INFORMATION
                                                                                                Page

         Item 1.  Financial Statements

         Condensed financial statements of JVWeb, Inc.:
         ----------------------------------------------

                  Balance sheet as of December 31, 2000                                          3

                  Income statements for the three months and six months
                  ended December 31, 2000 and 1999                                               4

                  Statements of cash flows for the six months ended
                  December 31, 2000 and 1999                                                     5

                  Notes to financial statements                                                  6

         Item 2.  Management's Discussion and Analysis of Financial
                           Condition And Results of Operations                                   7

PART II. OTHER INFORMATION

         Item 2.  Changes in Securities and Use of Proceeds                                      7

         Item 4.  Submission of Matters to a Vote of Security Holders                            7

         Item 6.  Exhibits and Reports on Form 8-K.                                              8

                             (a)Exhibits

SIGNATURE                                                                                        9

PART 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                                                              JVWeb, Inc.
                                                             Balance Sheet
                                                        As of December 31, 2000

                      ASSETS

Cash                                                                                                  $    2,044
Accounts receivable, net of $56,032
  allowance for doubtful accounts                                                                         10,390
                                                                                                      ----------
    Total Current Assets                                                                                  12,434
                                                                                                      ----------
Office equipment and furniture (net of
  $4,241 accumulated depreciation)                                                                         2,692
Deposit                                                                                                      625
                                                                                                      ----------

    Total Assets                                                                                      $   15,750
                                                                                                      ==========

      LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable                                                                                       $  67,707
Accrued expenses                                                                                              2,319
Current portion of installment debt                                                                                                  1,128
Note payable to founding shareholder                                                                     621,389
Accrued interest on note to founding shareholder                                                          49,515
                                                                                                      ----------
    Total Current Liabilities                                                                            742,058

LONG-TERM DEBT                                                                                             5,725
                                                                                                      ----------
                                                         Total Liabilities                               747,783
                                                                                                      ----------

Common stock, $0.01 par, 50,000,000 shares
  authorized, 13,915,566 shares issued and outstanding                                                   139,156
Paid-in capital                                                                                        3,836,054
Retained (deficit)                                                                                    (4,705,843)
                                                                                                      ----------
                                                       Total Stockholders' Equity                     (732,838)
                                                                                                      ----------

    Total Liabilities & Stockholders' Equity                                                      $   15,750
                                                                                                      ==========

                                                                JVWeb, Inc.
                                                           Income Statements
                                     For the Three and Six Months Ended December 31, 2000 and 1999

                                            3 Months          6 Months              3 Months            6 Months
                                              Ended             Ended                  Ended               Ended
                                             Dec. 31,          Dec. 31,             Dec. 31,            Dec. 31,
                                               2000          2000                       1999                1999
                                             ---------       ---------             ---------           ---------

REVENUES                                     $  10,618         $  17,259           $  55,818           $  78,651
Operating expenses
  Cost of sales                                 17,151            27,946              40,459              40,459
General & administrative                    26,303           220,724             325,243             576,221
Writedown of investment
 carrying values                                                  87,500
Provision for contingent
  collections                                                                         54,860              54,860
Depreciation                                       398               908                  98                 439
                                              --------        ----------           ---------           ---------
Total expenses (recovery)                       43,852           337,078             420,660             671,979
                                             ---------         ---------           ---------           ---------

    Operating income (loss)                    (33,234)        (319,819)           (364,842)           (593,328)

Other income and (expenses)
  Interest income                                   45                50               1,000               2,000
  Interest expense                             (18,282)         (20,034)           (4,408)           (8,942)
 Gain on sale of assets                            144               144
                                             ---------         ---------           ---------           ---------
    Net income (loss)                       $ (51,327)        $(339,659)          $(368,250)          $(600,270)
                                             =========         =========           =========           =========

Net income (loss) per
  common share                              $    .004          $(   .025)          $(   .034)          $(   .063)

Weighted average common
  shares outstanding                       13,868,899         13,643,026           9,716,057           9,588,307

                                                              JVWeb, Inc.
                                                       Statements of Cash Flows
                                          For the Six Months Ended December 31, 2000 and 1999

                                                                                        2000                   1999
                                                                                       ----------          --------

CASH FLOWS FROM OPERATIONS
   Net deficit                                                                         $(339,659)        $(600,270)
   Adjustments to reconcile net
     deficit to cash provided
       from operating activities
         Depreciation                                                                      1,021               780
         Common stock issued for services                                                 76,521           290,589
         Common stock issued for investments                                              37,500
         Writeoff of investment note receivable                                           50,000
         Gain on sale of assets                                                              144
         Changes in:
           Accounts receivable                                                          (8,334)         (11,148)
           Prepaid expenses                                                                9,063            47,624
           Accrued expenses                                                             (1,462)
           Accounts payable                                                               19,657
           Accounts payable                                                             (100,485)           30,926
                                                                                       ---------         ---------
           NET CASH USED BY OPERATING
         ACTIVITIES                                                                     (256,033)         (241,499)

CASH FLOWS FROM FINANCING ACTIVITIES
   Change in notes payable to founding
     shareholder                                                                         134,323           197,585
   Contribution to capital by founding shareholder                                       194,805
   Payments on note payable                                                                               (24,297)
   Proceeds from notes payable                                                             6,852            20,000
   Issuance of common stock                                                                                 20,000
                                                                                       ---------         ---------
     NET CASH PROVIDED BY FINANCING
       ACTIVITIES                                                                        251,175           213,288
                                                                                      ----------         ---------

     NET INCREASE (DECREASE) IN CASH                                                    (4,858)         (28,211)
     CASH BEGINNING                                                                        6,902            42,723
                                                                                      ----------          --------

     CASH ENDING                                                                       $   2,044         $  14,512
                                                                                      ==========         =========

JVWEB, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of JVWeb, Inc., a Texas corporation (“Company”), have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on From 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2000, as reported in Form 10-KSB, have been omitted.

NOTE B - EXPENSE RECOVERY

The founding shareholder that reimbursed the Company for significant expenses incurred since July 1, 2000 and has directly paid additional expenses of the Company, totaling $194,806. This has been done to keep the various ventures related to the Company viable as having value for any merger discussions which may occur. In exchange, the Company is considering a transaction in which the shareholder could acquire an interest in these ventures. The reimbursement is accounted for as a contribution to capital.

ITEM 2. MANAGEMENT’S DISCUSSION & ANALYSIS

GENERAL DISCUSSION

As had been stated in the quarterly report for 9/30/00, operations have been reduced to a minimum level as the company seeks to find a merger partner. Management is concentrating virtually all of its efforts on finding a suitable merger partner. In that regard, due to input received from numerous investment banking individuals, the company effected a reverse merger in its stock effective February 5, 2001. This reduced the number of shares outstanding to approximately 2.1 million shares.

Discussions with various potential merger candidates are on-going. At this time, there is not a significant event to report in this regard.

Separately, on the financial statement, the founding shareholder has reimbursed the company for a significant amount of expenses incurred since July 1, 2000 and has directly paid additional expenses of the company. This has been done to keep the various ventures related to the company viable as having value for any merger discussions that might occur. In exchange, the company is considering a transaction in which the shareholder could acquire an interest in these ventures. These payments, aggregating $194,806, are accounted for as contributions to capital.

PART II. OTHER INFORMATION

Item 2 — Changes in Securities

On May 12, 1998, the Company’s Registration Statement on Form SB-2 (Commission File No. 333-43379) was declared effective by the U.S. Securities and Exchange Commission. The Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998 contained a detail discussion of the securities registered by this Registration Statement. This discussion remains true and correct as of the end of the quarter ended December 31, 2000 except in certain regards discussed in the remainder of this paragraph. First, the Common Stock and the Company’s Class A Warrants (“Class A Warrants”) have commenced trading. In addition, 110,240 Class A Warrants have been exercised, and proceeds from such exercises in the aggregate amount of $110,240 have been received by the Company. All such proceeds have been used for general corporate purposes and were paid to persons other than directors and officers of the Company and persons owning more than 10% of any class of equity securities of the Company. Moreover, the Company believes that LS Capital Corporation has sold material numbers (if not all) of the shares of Common Stock and Class A Warrants previously owned by it.

Item 4 — Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of the Company’s stockholders during the second quarter of fiscal 2001, through the solicitation of proxies or otherwise. However, on January 16, 2001, a special meeting of the Company’s stockholders was convened for the purpose of considering and voting on an amendment of the Certificate of Incorporation of the Company to effect a 1-for-7 reverse stock split (the “Reverse Stock Split”) of the Company’s Common Stock, $.01 par value per share (“Common Stock”), in which every seven shares of Common Stock outstanding as of the effective date of the amendment will be converted into one share of Common Stock.

        The Reverse Stock Split was approved by the Company’s stockholders. It became effective on February 5, 2001. The following are the results of the voting on the Reverse Stock Split:

                           For                       Against           Abstain

                           8,780,423                 226,821             -0-

Item 6 — Exhibits and Reports on Form 8-K

(a) The following exhibits are filed with this Quarterly Report or are incorporated herein by reference:
         Exhibit
          Number            Description

         3.03              Certificate of Amendment to Certificate of Incorporation

(b)      Reports on Form 8-K

                           None

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JVWEB, INC.

By	/s/Greg J. Micek ______________________________ Greg J. Micek, President (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: February 20, 2001