Form 10QSB/A
period 2000-12-31
JVWEB INC
filed 2001-02-27
CIK 1051902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

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

JVWeb, Inc. (the “Company”) hereby files this Amendment to its Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000. This Amendment is being filed to correct (i) three items in the Balance Sheet - Office equipment and furniture to $2,691 from $2,692 for rounding; Paid-in capital to $3,834,654 from $3,836,054 for an adjustment; and Total Stockholders’ Equity to ($732,033) from ($732,838) for new subtotal and (ii) net income (loss) per common share to $ (0.004) from $ 0.004 to reflect the per share amount as a loss. This Amendment merely corrects the foregoing figures, while otherwise restating the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000 in its entirety.

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

PART 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                                                              JVWeb, Inc.
                                                             Balance Sheet
                                                        As of December 31, 2000

                      ASSETS

Cash                                                                                                  $    2,044
Accounts receivable, net of $56,032
  allowance for doubtful accounts                                                                         10,390
                                                                                                      ----------
    Total Current Assets                                                                                  12,434
                                                                                                      ----------
Office equipment and furniture (net of
  $4,241 accumulated depreciation)                                                                         2,691
Deposit                                                                                                      625
                                                                                                      ----------

    Total Assets                                                                                      $   15,750
                                                                                                      ==========

      LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable                                                                                       $  67,707
Accrued expenses                                                                                           2,319
Current portion of installment debt                                                                        1,128
Note payable to founding shareholder                                                                     621,389
Accrued interest on note to founding shareholder                                                          49,515
                                                                                                      ----------
    Total Current Liabilities                                                                            742,058

LONG-TERM DEBT                                                                                             5,725
                                                                                                      ----------
                                                         Total Liabilities                               747,783
                                                                                                      ----------

Common stock, $0.01 par, 50,000,000 shares
  authorized, 13,915,566 shares issued and outstanding                                                   139,156
Paid-in capital                                                                                        3,834,654
Retained (deficit)                                                                                    (4,705,843)
                                                                                                      ----------
                                                       Total Stockholders' Equity                     (732,033)
                                                                                                      ----------

    Total Liabilities & Stockholders' Equity                                                      $   15,750
                                                                                                      ==========

                                                                JVWeb, Inc.
                                                           Income Statements
                                     For the Three and Six Months Ended December 31, 2000 and 1999

                                            3 Months          6 Months              3 Months            6 Months
                                              Ended             Ended                  Ended               Ended
                                             Dec. 31,          Dec. 31,             Dec. 31,            Dec. 31,
                                               2000          2000                       1999                1999
                                             ---------       ---------             ---------           ---------

REVENUES                                     $  10,618         $  17,259           $  55,818           $  78,651
Operating expenses
  Cost of sales                                 17,151            27,946              40,459              40,459
General & administrative                    26,303           220,724             325,243             576,221
Writedown of investment
 carrying values                                                  87,500
Provision for contingent
  collections                                                                         54,860              54,860
Depreciation                                       398               908                  98                 439
                                              --------        ----------           ---------           ---------
Total expenses (recovery)                       43,852           337,078             420,660             671,979
                                             ---------         ---------           ---------           ---------

    Operating income (loss)                    (33,234)        (319,819)           (364,842)           (593,328)

Other income and (expenses)
  Interest income                                   45                50               1,000               2,000
  Interest expense                             (18,282)         (20,034)           (4,408)           (8,942)
 Gain on sale of assets                            144               144
                                             ---------         ---------           ---------           ---------
    Net income (loss)                       $ (51,327)        $(339,659)          $(368,250)          $(600,270)
                                             =========         =========           =========           =========

Net income (loss) per
  common share                              $ (   .004)        $(   .025)          $(   .034)          $(   .063)

Weighted average common
  shares outstanding                        13,868,899        13,643,026           9,716,057           9,588,307

                                                              JVWeb, Inc.
                                                       Statements of Cash Flows
                                          For the Six Months Ended December 31, 2000 and 1999

                                                                                        2000                   1999
                                                                                       ----------          --------

CASH FLOWS FROM OPERATIONS
   Net deficit                                                                         $(339,659)        $(600,270)
   Adjustments to reconcile net
     deficit to cash provided
       from operating activities
         Depreciation                                                                      1,021               780
         Common stock issued for services                                                 76,521           290,589
         Common stock issued for investments                                              37,500
         Writeoff of investment note receivable                                           50,000
         Gain on sale of assets                                                              144
         Changes in:
           Accounts receivable                                                          (8,334)         (11,148)
           Prepaid expenses                                                                9,063            47,624
           Accrued expenses                                                             (1,462)
           Accounts payable                                                               19,657
           Accounts payable                                                             (100,485)           30,926
                                                                                       ---------         ---------
           NET CASH USED BY OPERATING
         ACTIVITIES                                                                     (256,033)         (241,499)

CASH FLOWS FROM FINANCING ACTIVITIES
   Change in notes payable to founding
     shareholder                                                                         134,323           197,585
   Contribution to capital by founding shareholder                                       194,805
   Payments on note payable                                                                               (24,297)
   Proceeds from notes payable                                                             6,852            20,000
   Issuance of common stock                                                                                 20,000
                                                                                       ---------         ---------
     NET CASH PROVIDED BY FINANCING
       ACTIVITIES                                                                        251,175           213,288
                                                                                      ----------         ---------

     NET INCREASE (DECREASE) IN CASH                                                    (4,858)         (28,211)
     CASH BEGINNING                                                                        6,902            42,723
                                                                                      ----------          --------

     CASH ENDING                                                                       $   2,044         $  14,512
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