Form 10QSB
period 2001-03-31
JVWEB INC
filed 2001-05-15
CIK 1051902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-24001

JVWEB, INC.

Incorporated pursuant to the Laws of Delaware

Internal Revenue Service — Employer Identification No. 76-0552098

5444 Westheimer, Suite 2080, Houston, Texas 77056

(713) 622-9287

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

The number of shares of common stock, $0.01 par value, outstanding as of March 31, 2001: 1,987,938 shares

Transitional Small Business Disclosure Format (check one): Yes NoX

JVWEB, INC.

QUARTER ENDED MARCH 31, 2001

INDEX

PART I.  FINANCIAL INFORMATION
                                                                                               Page

         Item 1.  Financial Statements

         Condensed financial statements of JVWeb, Inc.:
         ----------------------------------------------

              Balance sheet as of March 31, 2001                                                3
              Income statements for the three and nine months ended March
                  31, 2001 and 2000                                                             4

              Statements of cash flows for the nine months ended
                  March 31, 2001 and 2000                                                       5

              Notes to financial statements                                                     6

         Item 2.  Management's Discussion and Analysis of Financial
                           Condition And Results of Operations                                  7

PART II. OTHER INFORMATION

         Item 2.     Changes in Securities and Use of Proceeds                                  7

         Item 4.     Submission of Matters to a Vote of Security Holders                        8

         Item 6.     Exhibits and Reports on Form 8-K.                                          8

                             (a)Exhibits

SIGNATURE                                                                                       9

PART 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                                   JVWeb, Inc.
                                  Balance Sheet
                              As of March 31, 2001

                      ASSETS

Cash ........................................................................   $       151

Office equipment and furniture (net of
  $4,641 accumulated depreciation) ..........................................         2,292
Deposit .....................................................................           625
                                                                                -----------

    Total Assets ............................................................   $     3,068
                                                                                ===========

      LIABILITIES & STOCKHOLDERS'EQUITY

Accounts payable ............................................................   $    77,403
Accrued expenses ............................................................           284
Current portion of installment debt .........................................         1,393
Note payable to founding shareholder ........................................       624,988
Accrued interest on note to founding shareholder ............................        59,169
                                                                                -----------
    Total Current Liabilities ...............................................       763,237

LONG-TERM DEBT ..............................................................         5,297
                                                                                -----------
    Total Liabilities .......................................................       768,534
                                                                                -----------

Common stock, $0.01 par, 50,000,000 shares
  authorized, 1,987,938 shares issued and
  outstanding ...............................................................        19,879
Paid-in capital .............................................................     3,953,931
Retained (deficit) ..........................................................    (4,739,276)
                                                                                -----------
    Total Stockholders' Equity ..............................................    (765,466)
                                                                                -----------

    Total Liabilities & Stockholders' Equity ............................   $     3,068
                                                                                ===========

                                   JVWeb, Inc.
                                Income Statements
           For the Three and Nine Months Ended March 31, 2001 and 2000

                                            3 Months          9 Months              3 Months            9 Months
                                              Ended             Ended               Ended               Ended
                                             Mar. 31,          Mar. 31,             Mar. 31,            Mar. 31,
                                               2001              2001                2000                2000
                                             ---------         ---------           ---------           ---------

REVENUES                                     $   8,700         $  25,959           $  46,071           $ 124,722

Operating expenses
  Cost of sales                                  9,921            37,867              57,048              97,507
General& administrative                     21,419           242,142             221,070             797,291
Writedown of investment
  carrying values                                                 87,500
Provision for contingent
  collections                                                                                             54,860
Depreciation                                       400             1,308                 865               1,304
                                             ---------         ---------           ---------           ---------
Total expenses (recovery)                       31,740           368,817             278,983             950,962
                                             ---------         ---------           ---------           ---------

    Operating income (loss)                    (23,040)         (342,858)           (232,912)           (826,240)

Other income and (expenses)
  Interest income                                    3                53               1,020               3,020
  Interest expense                             (10,397)         (30,431)           (6,654)           (15,596)
Gain on sale of assets                                                                   144
                                             ---------         ---------           ---------           ---------
    Net income (loss)                        $ (33,434)        $(373,092)          $(238,546)          $(838,816)
                                             =========         =========           =========           =========

Net income (loss) per
  common share                               $ (   .02)        $(    .19)          $(    .15)          $(    .59)

Weighted average common
  shares outstanding                         1,987,938         1,961,982           1,540,008           1,426,508

                                   JVWeb, Inc.
                            Statements of Cash Flows
                For the Nine Months Ended March 31, 2001 and 2000

                                                      2001         2000
                                                  ---------    ---------

CASH FLOWS FROM OPERATIONS
   Net deficit .................................   $(373,092)   $(838,816)
   Adjustments to reconcile net
     deficit to cash provided
       from operating activities
         Depreciation ..........................       1,308        1,304
         Common stock issued for services ......      76,521      594,783
         Common stock issued for investments ...      37,500
         Writeoff of investment note receivable       50,000
         Gain on sale of assets ................           (144)
         Changes in:
           Accounts receivable .................       2,056      (32,147)
           Prepaid expenses ....................       9,063     (149,319)
           Accrued expenses ....................           (3,497)
           Accrued interest to founder .........      29,311
           Accounts payable ....................     (90,789)      26,105
                                                   ---------    ---------
           NET CASH USED BY OPERATING ACTIVITIES    (261,763)    (398,090)

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of fixed assets ..........         400
   Purchase of fixed assets ....................           (2,942)

CASH FLOWS FROM FINANCING ACTIVITIES
   Change in notes payable to founding
     shareholder ...............................      53,116      346,165
   Contribution to capital by founding
   shareholder .................................     194,806
   Payments on note payable ...................       (162)     (54,510)
   Proceeds from notes payable .................       6,852       20,000
   Issuance of common stock ....................     120,000
                                                    ---------    ---------
     NET CASH PROVIDED BY FINANCING ACTIVITIES .     254,612      431,655
                                                   ---------    ---------

     NET INCREASE (DECREASE) IN CASH ...........    (6,751)      30,623
     CASH BEGINNING ............................       6,902       42,723
                                                    ---------    ---------

     CASH ENDING ...............................   $     151    $  73,346
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

NOTE B - EXPENSE REIMBURSMENT

The founding shareholder has reimbursed the Company for significant expenses incurred since July 1, 2000 and has directly paid additional expenses of the Company, totaling $194,806. This has been done to keep the various ventures related to the Company viable as having value for any merger discussions which might occur. In exchange, the Company is considering a transaction in which the shareholder could acquire an interest in these ventures. The reimbursement is accounted for as a contribution to capital.

NOTE C - REVERSE STOCK SPLIT

On January 16, 2001, outstanding shares were split one-for-seven. All share and per share amounts have been restated.

ITEM 2. MANAGEMENT’S DISCUSSION & ANALYSIS

GENERAL DISCUSSION

As had been stated in the quarterly report for 12/31/00, operations have been reduced to a minimum level as the company seeks to find a merger partner. Management is concentrating virtually all of its efforts on finding a suitable merger partner. In that regard, due to input received from numerous investment banking individuals, the company effected a reverse merger in its stock on December 20, 2000. This reduced the number of shares outstanding to approximately 2.1 million shares.

Discussions with various potential merger candidates are on-going. At this time, there is not a significant event to report in this regard.

Separately, the company is reporting that its Class A warrants were due to expire in May, 2001. Management has decided to extend those warrants for 90 days. Also, the registration statement underlying the warrants ability to be exercised expired in January, 2001. Therefore, the company presently cannot permit the exercise of warrants. Management has determined that, at the present time, it cannot afford the cost of filing a new registration statement for the warrants. Therefore, there is no certainty that the warrants will be exercisable in the foreseeable future.

Beddis stock: JVWeb presently holds 200,000 shares in Beddis International, Inc., a public company. This stock is being held for investment purposes (available for sale). The stock recently traded at $0.90 a share, although it is trading very lightly on the pink sheets. The shares were retained as part of the unwinding of a joint venture that JVWeb was involved in. The stock is currently under a partial restriction from trading. The restriction is fully lifted in October, 2001. For accounting purposes, the shares were written down to $0 under the impairment review under FASB 121 as of June 30, 2000. Under FASB 115, subsequent increases in the fair value of available-for-sale securities may be recognized through an increase in Comprehensive Income. This stock was not trading as of March 31, 2001, so management has not yet determined a fair value beyond $0.

PART II. OTHER INFORMATION

Item 2 — Changes in Securities

On May 12, 1998, the Company’s Registration Statement on Form SB-2 (Commission File No. 333-43379) was declared effective by the U.S. Securities and Exchange Commission. The Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998 contained a detail discussion of the securities registered by this Registration Statement. This discussion remains true and correct as of the end of the quarter ended March 31, 2001 except in certain regards discussed in the remainder of this paragraph. First, the Common Stock and the Company’s Class A Warrants (“Class A Warrants”) have commenced trading. In addition, 110,240 Class A Warrants have been exercised, and proceeds from such exercises in the aggregate amount of $110,240 have been received by the Company. All such proceeds have been used for general corporate purposes and were paid to persons other than directors and officers of the Company and persons owning more than 10% of any class of equity securities of the Company. Moreover, the Company believes that LS Capital Corporation has sold material numbers (if not all) of the shares of Common Stock and Class A Warrants previously owned by it.

Item 4 — Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of the Company’s stockholders during the second quarter of fiscal 2001, through the solicitation of proxies or otherwise. However, on January 16, 2001, a special meeting of the Company’s stockholders was convened for the purpose of considering and voting on an amendment of the Certificate of Incorporation of the Company to effect a 1-for-7 reverse stock split (the “Reverse Stock Split”) of the Company’s Common Stock, $.01 par value per share (“Common Stock”), in which every seven shares of Common Stock outstanding as of the effective date of the amendment will be converted into one share of Common Stock. Information regarding a special meeting of the Company's stockholders held on January 16, 2001 is contained in Item 4 of the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000.

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
Item 6. Exhibits and Reports on Form 8-K
         (a)      The following exhibits are filed with this Quarterly Report or are incorporated herein by reference:

                  Exhibit
                  Number            Description

                                    NONE

         (b)      Reports on Form 8-K

                                    NONE
SIGNATURE

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JVWEB, INC.

By	/s/Greg J. Micek ______________________________ Greg J. Micek, President (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: May 15, 2001