Form 10KSB
period 2001-06-30
JVWEB INC
filed 2001-10-04
CIK 1051902

UNITED STATES SECURITIES
AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2001

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

Title of Each Class
Common Stock, $.01 Par Value

Indicate by check mark whether registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended June 30, 2001 were $41,420

The aggregate market value of the voting stock held by non-affiliates of the registrant on October 1, 2001 was $151,369. The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of Seeptemberr 27, 2001 was 2,384,981.

Transitional Small Business Disclosure format (Check one): YES [ ] NO [X]

                                                        INDEX

                                                                                   Page Number
                                                       PART I.

Items 1. & 2.     Business and Properties.                                              3

Item 3.           Legal Proceedings.                                                    7

Item 4.           Submission of Matters to a Vote of Security Holders.                  7

                                                      PART II.

Item 5.           Market for the Registrant's Common Equity and Related
                  Stockholder Matters.                                                  7

Item 6.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                                  7

Item 7.           Financial Statements.                                                 8

Item 8.           Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.                                  8

                                                      PART III.

Item 9.           Directors, Executive Officers, Promoters and Control
                  Persons; Compliance with Section 16(a) of the Exchange Act.           8

Item 10.          Executive Compensation.                                               9

Item 11.          Security Ownership of Certain Beneficial Owners and
                  Management.                                                          11

Item 12.          Certain Relationships and Related Transactions.                      11

                                                      PART IV.

Item 13.          Exhibits and Reports on Form 8-K.                                    12

ITEMS 1 and 2. BUSINESS AND PROPERTIES.

INTRODUCTION

        JVWeb, Inc. (the “Company”) was incorporated on October 28, 1997 under the laws of the State of Delaware. On May 20, 1998, the Company became publicly-held through the distribution by a company now known as Junum, Inc. (“Junum”) of certain of its shares of the Company’s common stock to Junum’s stockholders. The Company was formed for purposes of pursuing electronic commerce opportunities. Because of certain reasons (including the extreme declines in the electronic commerce markets and the Company’s financial resources), the Company was largely unsuccessful in the pursuit of electronic commerce opportunities. As a result, in the fall of 2000 the Company began the active search for an appropriate merger candidate in a transaction that would likely result in a change in the control and management of the Company. The Company has not yet found an appropriate merger candidate, and no material discussions regarding such a merger are going on at the present time. There can be no assurance that a merger will be completed. As of the fall of 2000, the Company had intended to continue to pursue its business plan during fiscal 2001 (to the extent that the Company remained able) at a reduced level from that pursued during fiscal 2000. However, later in 2000 the Company found the continuation of its business plan in such manner was not possible. The Company continues to hold certain electronic commerce assets and intends to seek out opportunities to exploit commercially these assets. There can be no assurance that such opportunities will be found or successfully exploited if found.

        The Company does not now have any meaningful business operations, and it has no definite plans to engage in any such operations in the foreseeable future under the current circumstances. The Company is essentially a “shell” company, although it continues to hold certain electronic commerce assets. In its present form, the Company may be viewed as a vehicle to acquire or merge with a business or company. The Company now intends to seek actively an appropriate merger candidate in a transaction that would likely result in a change in the control and management of the Company. The search of an appropriate merger candidate commenced only in October 2000. The Company does not intend to restrict its search to any particular business or industry. The Company has not entered into a letter of intent (much less a definitive agreement) in this regard. The nature of the business in which the Company will engage in the future, the terms and circumstances under which the Company will engage in such business, and even whether or not the Company will engage in a future business, are now uncertain. There can be no assurance that any future enterprise of the Company will be profitable or successful.

        The Company recognizes that because of its total lack of resources, the number of suitable potential business ventures which may be available to it will be extremely limited, and may be restricted to merger candidates who desire to avoid what they believe to be the adverse factors related to an initial public offering. The most prevalent of these factors include substantial time requirements, legal costs, the inability to obtain an underwriter who is willing to offer and sell shares publicly, and limitations on the amount of dilution public investors will suffer to the benefit of the stockholders of the company undertaking the initial public offering, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations.

        Because the Company has no meaningful assets, conducts no business and has no employees, management anticipates that any merger would require the Company to issue shares of its common stock (“Common Stock”) as the sole consideration for the merger. This is likely to result in substantial dilution of the percentage ownership interests of current stockholders. Any merger candidate (regardless of its prospects) would require the Company to issue a substantial number of shares of its Common Stock to complete any such merger. The Company believes that this number of shares is likely to be between 80 and 95 percent of the outstanding shares of the Company following the completion of any such transaction.

        The Company’s Board of Directors will make the final determination to complete any merger, and the approval of stockholders will not be sought unless required by applicable laws, rules and regulations, the Company’s Certificate of Incorporation or Bylaws, or contract. Even if stockholder approval is sought, Greg J. Micek, who is a director and President of the Company, beneficially owns approximately 46.4% of the outstanding shares of Common Stock of the Company, and thus could greatly influence the approval of any merger he believes acceptable.

        The address of the Company is 5444 Westheimer, Suite 2080, Houston, Texas 77056, and its telephone number is 713/622-9287. The Company’s own Web site is located at http://www.jvweb.com. Information contained in the Company’s Web site shall not be deemed to be a part of this Annual Report.

RISK FACTORS

        In addition to the other information in this Annual Report, the following risk factors, among others, should be considered carefully in evaluating the Company and its business. Unless the context requires otherwise, the terms "we", "us" and "ours" (as used in these Risk Factors) refers to the Company.

        WE DO NOT HAVE ANY MEANINGFUL REVENUES OR ANY ASSETS CURRENTLY BEING EXPLOITED.

        We do not have any meaningful revenues or any assets currently being exploited. While we continue to explore opportunities for electronic commerce assets that are currently inactive, we may not have any meaningful revenues until we complete a merger. Moreover, there can be no assurance that any business merged into us will produce any material revenues for us or our stockholders or that any such business will operate on a profitable basis.

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

        We are involved in no present discussions that at this point in time are likely to result in a definite merger transaction. Accordingly, the structure of the merger and the percentage ownership interest of our current stockholders after any such merger is uncertain. Depending on the ultimate structure of any future merger, our stockholders may or may not be legally permitted to approve or disapprove such merger. Accordingly, our stockholders may be required to rely completely on the discretion of our management in all matters pertaining to any future merger.

        WE EXPECT THAT THE PERCENTAGE OWNERSHIP OF EXISTING STOCKHOLDERS WILL BE SIGNIFICANTLY DILUTED IF WE COMPLETE A MERGER.

        Our Board of Directors will determine the size of any issuances of shares in connection with any merger. Our Board of Directors intends to use its reasonable business judgment to fulfill its fiduciary obligations to our then existing stockholders in connection with any such issuance. Nonetheless, we expect to issue a significant number of shares of our Common Stock to complete any future merger of the nature we are currently seeking. As a result, existing stockholders can expect to experience a significant ownership dilution.

        WE RELY HEAVILY UPON A CERTAIN DIRECTOR AND OFFICER.

        We substantially depend upon the efforts and skills of Greg J. Micek, a director and the President of the Company. The loss of Mr. Micek's services, or his inability to devote sufficient attention to our operations, could materially and adversely affect our operations. We have no employment agreement or non-compete agreement with Mr. Micek. We or Mr. Micek could terminate Mr. Micek's employment relationship with us at any time for any reason. We do not maintain key man life insurance on Mr. Micek.

        INCUMBENT MANAGEMENT OWNS A LARGE PERCENTAGE OF OUR OUTSTANDING STOCK, AND CUMULATIVE VOTING IS DENIED TO STOCKHOLDERS.

        Greg J. Micek, a director and the President of the Company, owns approximately 46.4% of the outstanding Common Stock (considered on an undiluted basis). Cumulative voting in the election of Directors is not provided for. Accordingly, the holder or holders of a majority of our outstanding shares of Common Stock may elect all of our Board of Directors. Mr. Micek’s large percentage ownership of our outstanding Common Stock helps enable him to maintain his position as a director and thus control of our business and affairs.

         OUR AUTHORIZED PREFERRED STOCK EXPOSES STOCKHOLDERS TO CERTAIN RISKS.

        Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of Preferred Stock, par value $.01 per share. No shares of Preferred Stock were issued as of June 30, 2001. The authorized Preferred Stock constitutes what is commonly referred to as “blank check” preferred stock. This type of preferred stock allows the Board of Directors to divide the Preferred Stock into series, to designate each series, to fix and determine separately for each series any one or more relative rights and preferences and to issue shares of any series without further stockholder approval. Preferred stock authorized in series allows our Board of Directors to hinder or discourage an attempt to gain control of the Company by a merger, tender offer at a control premium price, proxy contest or otherwise. Consequently, the Preferred Stock could entrench our management. The market price of our Common Stock could be materially and adversely affected by the existence of the Preferred Stock.

        OUR COMMON STOCK HAS A LIMITED TRADING MARKET.

        Our Common Stock trades in the United States only in the over-the-counter market on the OTC Electronic Bulletin Board. Public trading of our Common Stock commenced on June 30, 1998. Recently, the number of shares traded has been extremely limited. Moreover, thus far the prices at which our Common Stock has traded have fluctuated fairly widely on a percentage basis. See “ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.” There can be no assurance as to the prices at which our Common Stock will trade in the future, although they may continue to fluctuate significantly. Prices for our Common Stock will be determined in the marketplace and may be influenced by many factors, including the following:

*	The depth and liquidity of the markets for our Common Stock
*	Investor perception of us and the industry in which we participate
*	General economic and market conditions

        WE HAVE THE ABILITY AND THE OBLIGATION TO ISSUE ADDITIONAL SHARES OF COMMON STOCK IN THE FUTURE, AND SUCH FUTURE ISSUANCE MAY MATERIALLY ADVERSELY AFFECT STOCKHOLDERS.

        We have available approximately 72,000 registered shares of our Common Stock for issuance to outside consultants to compensate them for services provided. In addition, we have available approximately 360,000 registered shares of our Common Stock for issuance pursuant to exercises of options granted to selected employees, directors and consultants. As of June 30, 2001, options to purchase only approximately 36,000 of these registered shares had been granted. Moreover, as of June 30, 2001, options to purchase an additional 127,693 unregistered shares had been granted. There are no preemptive rights in connection with our Common Stock. Thus, the percentage ownership of existing stockholders may be diluted if we issue additional shares in the future. For issuances of shares in connection with acquisitions and issuances of shares and grants of options to consultants, our Board of Directors will determine the timing and size of the issuances and grants, and the consideration or services required therefor. Our Board of Directors intends to use its reasonable business judgment to fulfill its fiduciary obligations to our then existing stockholders in connection with any such issuance or grant. Nonetheless, future issuances of additional shares could cause immediate and substantial dilution to the net tangible book value of shares of Common Stock issued and outstanding immediately before such transaction. Any future decrease in the net tangible book value of such issued and outstanding shares could materially and adversely affect the market value of the shares. In addition, we have outstanding certain warrants to purchase shares of Common Stock. We also have the obligation to issue additional such warrants in the future. These warrants permit the holders to purchase shares of Common Stock at specified prices. These purchase prices may be less than the then current market price of our Common Stock. A total of over 1.0 million additional shares of Common Stock would be issued if all of the warrants currently outstanding (and we are obligated to issue in the future) were exercised. Any shares of Common Stock issued pursuant to these warrants would further dilute the percentage ownership of existing stockholders. The terms on which we could obtain additional capital during the life of these warrants may be adversely affected because of such potential dilution.

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

ITEM 3. LEGAL PROCEEDINGS

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        The Company’s common stock (the “Common Stock”) is traded on the OTC Bulletin Board under the symbol “JVWW”. As of September 14, 2001, the Company had approximately 260 holders of record. Presented below are the high and low closing prices of the Common Stock for the periods indicated:

                                                               High(1)          Low(1)

         Fiscal year ending June 30, 2001:

         Fourth Quarter                                       $ .3438             $ .17

         Third Quarter                                        $ .9844           $ .2188

         Second Quarter                                       $1.3125           $ .2188

         First Quarter                                        $2.4062           $1.3125

         Fiscal year ending June 30, 2000:

         Fourth Quarter                                        $ .875            $ .218

         Third Quarter                                         $1.718            $ .281

         Second Quarter                                        $ .593            $ .156

         First Quarter                                         $ .937             $ .33

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

        Operations have been reduced to a minimum level as the Company seeks to find a merger partner. Management is concentrating virtually all of its efforts on finding a suitable merger partner. In that regard, due to input received from numerous investment banking individuals, the company effected a reverse merger in its stock on December 20, 2000. This action reduced the number of shares outstanding to approximately 2.1 million shares.

        Discussions with various potential merger candidates are on-going. At this time, there is not a significant event to report in this regard.

        The Company's Class A warrants were due to expire in May, 2001. Management has decided to extend those warrants until February 28, 2002. Also, the registration statement underlying the warrants' ability to be exercised expired in January 2001. Therefore, the Company presently cannot permit the exercise of warrants. Management has determined that, at the present time, it cannot afford the cost of filing a new registration statement for the warrants. Therefore, there is no certainty that the warrants will be exercisable in the foreseeable future.

        The Company presently holds 200,000 restricted shares in Beddis International, Inc., a public company. This stock is being held for investment purposes. The stock is trading very lightly on the pink sheets. The shares were retained as part of the unwinding of a joint venture in which the Company was involved. For accounting purposes, the shares were written down to $0 under the impairment review under FASB 121 as of June 30, 2000. Under FASB 115, subsequent increases in the fair value of available-for-sale securities may be recognized through an increase in Comprehensive Income. Management has not yet determined a fair value beyond $0 for these shares for accounting purposes.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The report of Company’s Independent Auditors appear at Page F-1 hereof, and the Financial Statements of the Company appear at Page F-2 through F-9 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

        The directors and executive officers of the Company are as follows:

         Name                                        Age               Positions

         Greg J. Micek                               46                Director, President

         Lewis E. Ball                               69                Director, Treasurer & Secretary

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

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires that the Company's officers and directors, and person who own more than ten percent of a registered class of the Company's equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission and furnish the Company with copies of all such Section 16(a) forms. Based solely on its review of written representations from certain reporting person, the Company believes that, during fiscal 2001, each of its officers, directors and greater than ten percent stockholders complied with all such applicable filing requirements.

ITEM 10. EXECUTIVE COMPENSATION.

Summary Compensation Table

        The following table sets forth the compensation paid by the Company to its Chief Executive Officer for services in all capacities to the Company (no executive officer of the Company had total annual salary and bonus for the fiscal years ended June 30, 2001, 2000, or 1999 exceeding $100,000).

                                           Summary Compensation Table (1)

                                                     Annual                     Long-Term
                                                     Compensation               Compensation

(a)                        (b)              (c)               (e)               (g)
                           Fiscal
Name and                   Year                               Other Annual      Securities Underlying
Principal Position         Ended            Salary            Compensation      Options (number of shares)
------------------         -----            ------            ------------      --------------------------

Greg J. Micek              6/30/01           (2)              -0-                     -0-
Chief Executive            6/30/00          (2)               -0-                     -0-
Officer and                6/30/99           (2)              -0-                     -0-
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
(2) Mr. Micek is entitled to an annual salary of $60,000; however, he voluntary elected not to receive any portion of his salary during fiscal 2001, fiscal 2000 or fiscal 1999.

Stock Option Grants

        The Company did not grant any stock options to any executive officer during the fiscal year ended June 30, 2000.

Option Exercises/Value of Unexercised Options

        The following table sets forth the number of securities underlying options exercised during the fiscal year ended June 30, 2001 and the value realized upon such exercise. No named executive officer has been granted any SAR's. The "Value Realized" column reflects the difference between the market price on the date of exercise and the exercise price paid for all options exercised. Thus, the "Value Realized" does not necessarily reflect what the executive officer might receive, should he choose to sell the shares acquired by the option exercise, because the market price of the shares so acquired may at any time be higher or lower than that price on the exercise date of the option.

                                         Aggregated Option Exercises in Last
                                  Fiscal Year and Fiscal Year End Option Values(1)

(a)                                         (b)                                         (c)

                                    Number of Shares                              Value
                                    Acquired on Exercise                        Realized(2)
                                    --------------------                        -----------

Greg J. Micek                       285,714                                     -$142,857(2)

---------------------

(1) The Columns designated by the SEC for the reporting of the number of securities underlying unexercised options and the value of unexercised in-the-money options have been eliminated as no such options existed as of June 30, 2001.
(2) The exercise price used for computing this value was $.70 of cancelled indebtedness per share, and the price of the Common Stock used for computing this value was the $.20 per share closing bid price of the Common Stock on the OTC Bulletin Board on May 1, 2001, the date of exercise of the related option.

Compensation Agreement with Key Personnel

         The Company currently has no employment contracts or other compensation agreements with any of its members of management.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth as of June 30, 2000 information regarding the beneficial ownership of Common Stock (i) by each person who is known by the Company to own beneficially more than 5% of the outstanding Common Stock; (ii) by each director; and (iii) by all directors and officers as a group.

         Name and Address of                            Beneficial Ownership(1)
           Beneficial Owner                              Number           Percent
--------------------------------------------------------------------------------------

         Greg J. Micek                                    1,106,428        46.4%
         5444 Westheimer, Suite 2080
         Houston, Texas 77056

         Lewis E. Ball                                       17,142          *
         6122 Valley Forge
         Houston, Texas 77057

         All directors and officers                       1,123,570        47.1%
         as a group (two persons)

(1) Includes shares of stock beneficially owned pursuant to options and warrants exercisable within 60 days after the date of this Annual Report.

* Less than one percent.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In connection with the organization of the Company, the Company issued to Mr. Micek approximately 885,714 shares of Common Stock (after taking into account the Company’s one-for-seven reverse stock split completed in February 2001) in consideration of a payment of $62,000. In connection with the organization of the Company, the Company also entered into an employment agreement with Mr. Micek providing for an annual salary in the amount of $60,000. This employment agreement expired in accordance with its terms in November 2000. No amounts were paid to Mr. Micek pursuant to this employment agreement. Mr. Micek was also granted an option to acquire 285,714 shares of Common Stock (after taking into account the foregoing reverse stock split) for a per-share exercise price of $.70. Mr. Micek’s exercise of this option during fiscal 2001 is featured in a table captioned “Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values” contained in “ITEM 10. EXECUTIVE COMPENSATION” above.

        Between October 1997 and early June 1999, John J. Micek, Jr. loaned $200,000 to the Company. John J. Micek, Jr. is the father of Greg J. Micek, a director and the President of the Company. Such loans were represented by a number of demand promissory notes. During fiscal 1999, Greg J. Micek acquired from John J. Micek, Jr. all of these promissory notes in exchange for 300,000 shares of the Company's common stock held by him. In addition, Greg J. Micek has heretofore advanced to the Company an additional amount of $ 451,072. Each of the promissory notes and the outstanding balance of the additional amount are accruing interest at a rate of six percent per annum. During fiscal 2001, $200,000 of the outstanding balance owed to Greg J. Micek was applied to the exercise price of an option to acquire 285,714 shares of Common Stock. As of June 30, 2001, the total balance owed by the Company to Greg J. Micek (including accrued interest) was approximately $519,320. Greg J. Micek has not expressed any intention to demand payment of any of the outstanding amounts.

PART IV.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Documents filed as part of this report:

(i) Consolidated Financial Statements:

(ii) Financial Statement Schedules:

          Schedule II - Valuation and Qualifying Accounts

(iii) Exhibits:

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

4.05            Third Amendment to Agreement dated April 15, 1998 between the Company and American Stock Transfer  Company &
                Trust Company.

4.06            Fourth  Amendment to Agreement dated April 15, 1998 between the Company and American Stock Transfer  Company
                & Trust Company.

10.01           Stock Option Agreement dated December 1, 1997 executed by the Company in favor of Kevin Dotson is incorporated herein by reference from Amendment No. 1 to the
                Company’s Registration Statement on Form SB-2/A (SEC File No. 333-41635)
                filed February 27, 1998, Item 27, Exhibit 10.05.

10.02           Consulting Services Agreement dated February 15, 1999 by and between the Company and Tanye Capital Corp. is incorporated herein by reference from the
                Company’s Registration Statement on Form SB-2/A (SEC File No. 333-74381)
                filed March 15, 1999, Item 27, Exhibit 10.12.

10.03           Stock Purchase Agreement dated December 21, 1999 between the Company and
                LinksXpress.com, Inc. is incorporated herein by reference from the
                Company’s (SEC File No. 0-24001) Quarterly Report on Form 10-QSB for the
                quarter ended December 31, 1999 Item 6(a), Exhibit 10.1.

10.04           Stock  Purchase  Agreement  dated  January  21,  2000  between the  Company  and  Crosspointe  Net,  Inc. is incorporated  herein by reference  from  Amendment  No. 3 to the  Company's  Registration  Statement on Form
                SB-2/A (SEC File No. 333-74381) filed March 16, 2000, Item 27, Exhibit 10.20.

10.05           Stock Option Agreement dated November 7, 1999 executed by the Company in favor of Carlo Pellegrini is incorporated herein by reference from Amendment No. 3 to the Company’s Registration Statement on Form SB-2/A (SEC File No.
                333-74381) filed March 16, 2000, Item 27, Exhibit 10.22.

10.06           Asset Purchase Agreement dated April 26, 2000 among National Sweepstakes Show,
                Inc., Sweepstakes Entertainment Corporation and Lawrence F. Curtin is
                incorporated herein by reference from the Company’s (SEC File No. 0-24001)
                Current Report on Form 8-K dated April 27, 2000, Item 7(c), Exhibit 10.01.

10.07           Purchase Agreement and Assignment dated April 4, 2000 between the Company, on the one hand, and Home Line Talk Radio, Inc., Jim Neidner and Leonard Pizalate,
                on the other hand, is incorporated herein by reference from the Company’s
                (SEC File No. 0-24001) Annual Report on Form 10-KSB filed with the SEC on
                October 16, 2000, Item 13(a)(iii), Exhibit 10.20.

10.08           Services Agreement dated April 1, 2000 between the Company and iHomeline.com,
                Inc. is incorporated herein by reference from the Company’s (SEC File No.
                0-24001) Annual Report on Form 10-KSB filed with the SEC on October 16, 2000,
                Item 13(a)(iii), Exhibit 10.21.

10.09           Sales Representative Agreement (Integrated Sponsorships) dated April 1, 2000 between the Company and iHomeline.com, Inc. is incorporated herein by reference from the Company’s (SEC File No. 0-24001) Annual Report on Form 10-KSB
                filed with the SEC on October 16, 2000, Item 13(a)(iii), Exhibit 10.22.

10.10           Agreement dated April 1, 2000 between the Company and Jim Neidner is incorporated herein by reference from the Company’s (SEC File No. 0-24001)
                Annual Report on Form 10-KSB filed with the SEC on October 16, 2000, Item
                13(a)(iii), Exhibit 10.23.

10.11           License Agreement dated April 4, 2000 between the Company and iHomeline.com,
                Inc. is incorporated herein by reference from the Company’s (SEC File No.
                0-24001) Annual Report on Form 10-KSB filed with the SEC on October 16, 2000,
                Item 13(a)(iii), Exhibit 10.24.

10.12           Option Agreement dated April 4, 2000 made by Jim Neidner in favor of the Company is incorporated herein by reference from the Company’s (SEC File No.
                0-24001) Annual Report on Form 10-KSB filed with the SEC on October 16, 2000,
                Item 13(a)(iii), Exhibit 10.25.

10.13           Stock Purchase Agreement dated August 2, 2000 between the Company and 2Cs, Ltd is incorporated herein by reference from the Company’s (SEC File No.
                0-24001) Annual Report on Form 10-KSB filed with the SEC on October 16, 2000,
                Item 13(a)(iii), Exhibit 10.26.

10.14           Stock Purchase Agreement dated May 10, 2000 between the Company and Jordan Ness is incorporated herein by reference from the Company’s (SEC File No.
                0-24001) Annual Report on Form 10-KSB filed with the SEC on October 16, 2000,
                Item 13(a)(iii), Exhibit 10.27.

10.15           Asset Contribution Agreement and Assignment dated May 10, 2000 between Jordan
                Ness and eonthestreet.com, Inc. is incorporated herein by reference from the
                Company’s (SEC File No. 0-24001) Annual Report on Form 10-KSB filed with the SEC on October 16, 2000, Item 13(a)(iii), Exhibit 10.28.

10.16           Asset Purchase Agreement and Assignment dated May 10, 2000 between Steve
                Naremore and eonthestreet.com, Inc. is incorporated herein by reference from the
                Company’s (SEC File No. 0-24001) Annual Report on Form 10-KSB filed with the SEC on October 16, 2000, Item 13(a)(iii), Exhibit 10.29.

10.17           Covenant Not to Compete dated May 10, 2000 executed by Steve Naremore in favor of eonthestreet.com, Inc. is incorporated herein by reference from the
                Company’s (SEC File No. 0-24001) Annual Report on Form 10-KSB filed with the SEC on October 16, 2000, Item 13(a)(iii), Exhibit 10.30.

10.18           Stipulation of Settlement dated May 5, 2000 among Louis Ferro, the Company and
                Greg J. Micek is incorporated herein by reference from the Company’s (SEC
                File No. 0-24001) Annual Report on Form 10-KSB filed with the SEC on October 16,
                2000, Item 13(a)(iii), Exhibit 10.31.

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

                  None.

FINANCIAL STATEMENTS

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
JVWeb, Inc.
Houston, Texas

We have audited the accompanying balance sheet of JVWeb, Inc., as of June 30, 2001, and the related statements of income, stockholders’ equity, and cash flows for each of the two years ended June 30, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opi nion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JVWeb, Inc. as of June 30, 2001, and the results of its operations and its cash flows for each of the two years ended June 30, 2001 in conformity with accounting principles generally accepted in the United States.

MALONE & BAILEY, PLLC
Houston, Texas

August 7, 2001

                                      F-1

                                   JVWeb, Inc.
                                  Balance Sheet
                                  June 30, 2001

         ASSETS

Current Assets
  Cash                                                                             $     2,527
  Marketable securities
                                                                                   -----------
         Total Current Assets                                                            2,527

Office equipment and furniture, net of $5,517
         accumulated depreciation                                                        1,416
                                                                                   -----------
         TOTAL ASSETS                                                              $     3,943
                                                                                   ===========

         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable                                                                 $    82,884
  Accrued expenses                                                                         284
  Current portion of note payable                                                        1,536
  Note payable to founding shareholder                                                 451,074
  Accrued interest on note to founding shareholder                                      68,246
                                                                                   -----------
         Total Current Liabilities                                                     604,024
                                                                                   -----------
  Note payable, net of current portion                                                   4,974
                                                                                    ----------
         Total Liabilities                                                             608,998
                                                                                    -----------
Stockholders' Deficit
  Preferred stock, $.01 par, 10,000,000 shares authorized,
         no shares issued or outstanding
  Common stock, $.01 par, 50,000,000 shares authorized,
         2,284,027 shares issued and outstanding                                        22,840
  Paid in capital                                                                    4,263,851
  Accumulated (deficit)                                                             (4,891,746)
                                                                                    -----------
         Total Stockholders' Deficit                                                 (605,055)
                                                                                    -----------
         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                $     3,943
                                                                                    ===========

                 See summary of significant accounting policies
                       and notes to financial statements.
                                       F-2

                                   JVWeb, Inc.
                                Income Statements
                   For the Years Ended June 30, 2001 and 2000

                                                  2001                2000
                                                -----------         -----------

Sales                                         $    41,420         $    93,047
Cost of sales                                      33,625              22,200
                                              -----------         -----------
         Gross Margin                               7,795              70,847
                                              -----------         -----------

General and administrative                        436,432           1,405,543
Writedown of investment carrying values            50,000           1,636,365
Bad debts reserve                                     956              56,923
Depreciation                                        2,185               1,771
                                               -----------         -----------
                                                  489,573           3,100,602
                                               -----------         -----------

         Operating (Loss)                        (481,778)         (3,029,755)

Other income and (expense)
  Interest income                                      59                  35
  Gain on sale of equipment                           144
  Interest expense on debt to founding
     shareholder                                 (43,988)         (24,636)
                                                ----------         -----------
                                                 (43,785)         (24,601)
                                               -----------         -----------

         Net (loss)                           $  (525,563)        $(3,054,356)
                                               ===========         ===========

Net loss per common share                           $(.27)             $(2.02)

Weighted average common shares outstanding      1,970,911           1,514,444

                 See summary of significant accounting policies
                       and notes to financial statements.
                                       F-3

                                                    JVWeb, Inc.
                                        Statement of Stockholders' Deficit
                                    For the Years Ended June 30, 2001 and 2000

                              Common Stock       Paid In          Accumulated
                           Shares      Amount    Capital          (Deficit)            Totals
                          ----------  --------  ----------       -----------         -----------
Balances,
  June 30, 1999            9,327,557 $ 93,276  $1,241,236      $(1,311,827)        $    22,685

1 for 7 reverse
  stock split on
  January 16, 2001         (7,995,050)(79,951)     79,951
                           ---------- -------    --------      -----------         -----------
Balances as restated
  June 30, 1999            1,332,507 13,325     1,321,187       (1,311,827)             22,685

Shares issued for
  - cash                   21,019       210       141,300                              141,510
  - services               174,465    1,745       724,482                              726,227
  - less value of
      services not
      yet performed                               (73,632)                          (73,632)
  - investments
    Sweepstakes            92,857       928       461,572                              462,500
    Linksxpress            92,857       928       324,072                              325,000
    Crosspointe            75,286       753       526,247                              527,000
    iHomeline              39,286       393       102,732                              103,125
    eonthestreet           42,857       429       118,311                              118,740
Net (loss)                                                      (3,054,356)         (3,054,356)
                       ----------   --------    ----------      -----------         -----------
Balances,
  June 30, 2000            1,871,134 18,711     3,646,271       (4,366,183)         (701,201)

Shares issued for
  - services               98,608       986       114,785                              115,771
  - add value of
      services
      performed for
      shares issued
      last year                                    73,632                               73,632
  - investments            28,571       286        37,214                               37,500
Founder converted
  options for partial
  cancellation of
  note payable             285,714    2,857       197,143                              200,000
Reduction of note
  payable to founder
  by contribution to
  capital                                         194,806                              194,806
Net (loss)                                                      (525,563)         (525,563)
                        ----------  --------    ----------     -----------         -----------
Balances,
  June 30, 2001            2,284,027 $ 22,840  $4,263,851      $(4,891,746)        $(605,055)
                          ========== ========  ==========      ===========         ===========

                 See summary of significant accounting policies
                       and notes to financial statements.
                                      F-4

                                   JVWeb, Inc.
                            Statements of Cash Flows
                   For the Years Ended June 30, 2000 and 2001

                                                                  2001                2000
                                                              -----------         -----------
CASH FLOWS FROM OPERATIONS
  Net (loss)                                                   $  (525,563)        $(3,054,356)
  Adjustments to reconcile net deficit
    to cash provided from operating activities
         Depreciation                                                2,185               1,776
         Common stock issued for services                          189,403             652,596
         Impairment of investment carrying value                    37,500
         Writeoff of investment note receivable                     50,000
         Gain on sale of assets                                   (144)
         Writedown of investments made with
           common stock
           - made in current year                                                    1,536,365
           - made in prior year                                                        100,000
         Bad debts                                                                      56,589
    Changes in:
         Accounts receivable                                         2,056          (58,645)
         Security deposits                                             625          (625)
         Prepaid expenses                                            9,063              34,598
         Accounts payable                                         (85,307)            121,293
         Accrued interest payable to founder                        38,388              22,005
         Accrued expenses                                         (3,497)              3,781
                                                                 -----------         -----------
         NET CASH (USED BY) OPERATING ACTIVITIES                  (285,291)         (584,623)
                                                                 ----------         -----------

CASH FLOWS (USED BY) INVESTING ACTIVITIES
  Purchase of office equipment and furniture                                        (2,942)
  Proceeds from sale of assets                                         400
                                                                  ---------         -----------
         NET CASH (USED BY) INVESTING ACTIVITIES                       400          (2,942)
                                                                  ---------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances by founding shareholder                                  79,200             410,234
  Contribution to capital by founding
    shareholder                                                    194,806
  Proceeds from third party note payable                             7,844
  Payments on third party note payable                            (1,334)
  Sale of common stock                                             141,510
                                                                -----------         -----------
         NET CASH FROM FINANCING ACTIVITIES                        280,516             551,744
                                                                -----------         -----------

NET INCREASE (DECREASE) IN CASH                                   (4,375)         (35,821)

Cash at beginning of period                                          6,902              42,723
                                                                ----------         -----------
Cash at end of period                                          $     2,527         $     6,902
                                                               ===========         ===========

                 See summary of significant accounting policies
                       and notes to financial statements.
                                      F-5

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

NOTE 2 - MARKETABLE SECURITIES

The Company owns 200,000 shares of Beddis International, Inc., which is currently a public company with no recent market trading.

NOTE 3 - COMMON STOCK

On January 16, 2001, the board of directors authorized a one-for-seven reverse split. All share and share amounts have been restated.

In August 2000, the Company issued 28,571 shares as an investment in C’s Communication for a total value of $37,500. The carrying amount of the investment has subsequently been written down to $0.

In May 2001, the founder exercised 285,714 options at an exercise price of $.70 per share for a $200,000 reduction of the note payable to founder.

In fiscal 2001, the Company issued 98,608 shares to various individuals for consulting and legal services valued at $115,070.

NOTE 3 - RELATED PARTY TRANSACTIONS

Mr. Micek, the founding shareholder, contributed $69,516 cash for his initial founding shares. Since then, he has loaned the Company $38,000 in fiscal 1998, $123,638 in 1999, $410,234 in 2000 and $79,200 in 2001. These loans have no collateral, bear interest at 6% and are repayable on demand.

F-6

The Company entered into a three-year employment agreement with Mr. Micek in October 1997, which provided for an annual salary of $60,000. The Company has not accrued or paid any wages to date.

In October 1997, the Company granted 2,000,000 stock options to Mr. Micek to purchase common stock at $.10 per share. As a result of the one-for-seven reverse split on January 16, 2001, the number of options was reduced to 285,714 with an exercise price of $.70 per share. In May 2001, all 285,714 options were exercised for a reduction of $200,000 of the note payable to founder.

NOTE 5 - NOTE PAYABLE

In December 2000, the Company executed a note payable to Balboa Capital. Balboa Capital paid off an obligation of the Company in the amount of $7,844. The note payable calls for a down payment of $844 and monthly payments of $422 for a period of 36 months at an annual interest rate of 60%. The balance at June 30, 2001 was $6,510.

NOTE 6 - OPERATING LEASE

The Company is obligated on a corporate office lease in Houston, Texas on a month-to-month basis, currently at $1,300 per month. Lease expense for 2001 and 2000 was $16,300 and $18,000, respectively.

NOTE 7 - STOCK OPTIONS AND WARRANTS

Beginning at inception, the Company adopted the disclosure requirements of FASB Statement 123, Accounting for Stock Based Incentive Plans. The Company has granted options pursuant to its stock option plan. Grants are made at management’s discretion, and are compensation for services. Additionally, the Company issues warrants from time to time . The stock option plan and warrants issuances are administered by the Board of Directors of the Company, who have substantial discretion to determine which persons, amounts, time, price, exercise terms, and restrictions, if any.

The Company adopted its 2000 Non-Qualified Stock Option Plan in August 2000, whereby the Board of Directors may issue up to 714,286 shares (as restated for the January 2001 reverse split) at its discretion. No shares were issued during the current fiscal year.

The Company uses the intrinsic value method of calculating compensation expense, as described and recommended by Accounting Principles Board (APB) Opinion No. 25 (Accounting for Stock Issued to Employees) and permitted by FASB Statement 123. Accordingly, no compensation expense has been recognized for the stock options during the years ended June 30, 2001 and 2000.

F-7

Summary information on each are as follows:

                                                                                         Weighted          Weighted
                                                                                         Average           Average
                                                                                           Share            Share
                                                        Options            Price         Warrants           Price
                                                       ----------          -----        ----------         --------
Year ended June 30, 1999:
         Granted and outstanding                        3,093,850          $ .23         7,473,738         $   3.01

1-for-7 reverse split                                  (2,651,871)                      (6,406,061)
                                                       ----------          -----        ----------         --------
Restated balance at June 30, 1999                         441,979           1.61         1,067,677            21.07

Year ended June 30, 2000:
         Granted                                           57,142           1.54
         Exercised                                     (14,286)          7.00
         Forfeited                                     (50,000)          3.50
                                                       -----------         -----        ----------         --------
Outstanding at June 30, 2000                              449,121           1.42         1,053,391            21.24

Year ended June 30, 2001:
         Exercised                                     (285,714)           .70
                                                       ----------          -----        ----------         --------
Outstanding at June 30, 2001                              163,407          $2.69         1,053,391        $   21.24
                                                       ==========          =====        ==========         ========

Additional disclosures as of June 30, 2001 are:

                                                  Options       Options @       Options      Options       Options
                                                  at $.10        $.22-.25       at $.50      at $.75       at $1.00
                                                  --------       --------       -------      -------       --------
         Total options
         Number of shares                           12,607         98,286        23,943       14,286         14,286
         Remaining life                             1 year        3 years       2 years      3 years        3 years

         Currently exercisable
           Share options                            12,607         98,286        23,943       14,286         14,286

                                                  Class A        Class B       Class C
                                                  Warrants       Warrants      Warrants
                                                    at $7         at $14        at $35
                                                  --------       --------      --------
         Total warrants
         Number of shares                          196,248        428,571       428,571
         Remaining life                             1 year         1 year        1 year

         Currently exercisable
           Share warrants  196,248                 428,571        428,571

Had compensation cost for the Company’s issuances of stock options and warrants been determined based on the fair value on the grant dates for awards under those plans consistent with the Black-Scholes option-pricing model suggested by FASB Statement 123, the Company’s losses and net loss per share would have been increased to the pro forma amounts indicated below:

         (in thousands)                                         2001              2000
                                                               -------             -------
         Net loss                      - As reported          $ (452)            $(3,054)
                                       - Pro forma              (485)             (3,220)

         Net loss per share            - As reported          $ (0.23)            $(2.02)
                                       - Pro forma            $ (0.25)            $(2.13)

F-8

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

Dated: October 3, 2001

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

Name                                        Title                               Date

/s/ Greg. J. Micek                  Director and President                      October 3, 2001
--------------------------------
Greg J. Micek                       (Principal Executive Officer,
                                    Principal Financial Officer and
                                    Principal Accounting Officer)

/s/ Lewis E. Ball                           Director                            October 3, 2001
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
4.04              Second  Amendment to Agreement dated April 15, 1998 between the Company and American Stock Transfer  Company
                  & Trust  Company is  incorporated  herein by reference  from the  Company's  Registration  Statement on Form
                  SB-2/A (SEC File No. 333-74381) filed March 15, 1999, Item 27, Exhibit 4.04.
4.05              Third Amendment to Agreement dated April 15, 1998 between the Company and American Stock Transfer  Company &
                  Trust Company.
4.06              Fourth  Amendment to Agreement dated April 15, 1998 between the Company and American Stock Transfer  Company
                  & Trust Company.
10.01             Stock  Option  Agreement  dated  December  1,  1997  executed  by the  Company  in favor of Kevin  Dotson is incorporated  herein by reference  from  Amendment  No. 1 to the  Company's  Registration  Statement on Form
                  SB-2/A (SEC File No. 333-41635) filed February 27, 1998, Item 27, Exhibit 10.05.
10.02             Consulting  Services Agreement dated February 15, 1999 by and between the Company and Tanye Capital Corp. is incorporated  herein by reference  from the  Company's  Registration  Statement on Form SB-2/A (SEC File No.
                  333-74381) filed March 15, 1999, Item 27, Exhibit 10.12.
10.03             Stock  Purchase  Agreement  dated  December  21,  1999  between the  Company  and  LinksXpress.com,  Inc. is incorporated  herein by reference from the Company's (SEC File No. 0-24001)  Quarterly Report on Form 10-QSB
                  for the quarter ended December 31, 1999 Item 6(a), Exhibit 10.1.
10.04             Stock  Purchase  Agreement  dated  January  21,  2000  between the  Company  and  Crosspointe  Net,  Inc. is incorporated  herein by reference  from  Amendment  No. 3 to the  Company's  Registration  Statement on Form
                  SB-2/A (SEC File No. 333-74381) filed March 16, 2000, Item 27, Exhibit 10.20.
10.05             Stock  Option  Agreement  dated  November 7, 1999  executed by the Company in favor of Carlo  Pellegrini  is incorporated  herein by reference  from  Amendment  No. 3 to the  Company's  Registration  Statement on Form
                  SB-2/A (SEC File No. 333-74381) filed March 16, 2000, Item 27, Exhibit 10.22.
10.06             Asset  Purchase  Agreement  dated  April  26,  2000  among  National  Sweepstakes  Show,  Inc.,  Sweepstakes
                  Entertainment  Corporation  and Lawrence F. Curtin is  incorporated  herein by reference  from the Company's
                  (SEC File No. 0-24001) Current Report on Form 8-K dated April 27, 2000, Item 7(c), Exhibit 10.01.
10.07             Purchase  Agreement and Assignment  dated April 4, 2000 between the Company,  on the one hand, and Home Line
                  Talk Radio, Inc., Jim Neidner and Leonard Pizalate,  on the other hand, is incorporated  herein by reference from the  Company's  (SEC File No.  0-24001)  Annual Report on Form 10-KSB filed with the SEC on October 16,
                  2000, Item 13(a)(iii), Exhibit 10.20.
10.08             Services  Agreement dated April 1, 2000 between the Company and iHomeline.com,  Inc. is incorporated  herein by reference  from the Company's (SEC File No.  0-24001)  Annual Report on Form 10-KSB filed with the SEC on
                  October 16, 2000, Item 13(a)(iii), Exhibit 10.21.
10.09             Sales  Representative  Agreement  (Integrated  Sponsorships)  dated  April 1, 2000  between  the Company and
                  iHomeline.com,  Inc. is  incorporated  herein by reference from the Company's (SEC File No.  0-24001) Annual
                  Report on Form 10-KSB filed with the SEC on October 16, 2000, Item 13(a)(iii), Exhibit 10.22.
10.10             Agreement dated April 1, 2000 between the Company and Jim Neidner is  incorporated  herein by reference from the Company's  (SEC File No.  0-24001)  Annual Report on Form 10-KSB filed with the SEC on October 16, 2000,
                  Item 13(a)(iii), Exhibit 10.23.
10.11             License Agreement dated April 4, 2000 between the Company and iHomeline.com,  Inc. is incorporated herein by reference  from the  Company's  (SEC File No.  0-24001)  Annual  Report on Form 10-KSB filed with the SEC on
                  October 16, 2000, Item 13(a)(iii), Exhibit 10.24.
10.12             Option  Agreement dated April 4, 2000 made by Jim Neidner in favor of the Company is incorporated  herein by reference  from the  Company's  (SEC File No.  0-24001)  Annual  Report on Form 10-KSB filed with the SEC on
                  October 16, 2000, Item 13(a)(iii), Exhibit 10.25.
10.13             Stock Purchase  Agreement  dated August 2, 2000 between the Company and 2Cs, Ltd is  incorporated  herein by reference  from the  Company's  (SEC File No.  0-24001)  Annual  Report on Form 10-KSB filed with the SEC on
                  October 16, 2000, Item 13(a)(iii), Exhibit 10.26.
10.14             Stock Purchase  Agreement dated May 10, 2000 between the Company and Jordan Ness is  incorporated  herein by reference  from the  Company's  (SEC File No.  0-24001)  Annual  Report on Form 10-KSB filed with the SEC on
                  October 16, 2000, Item 13(a)(iii), Exhibit 10.27.
10.15             Asset  Contribution  Agreement and Assignment  dated May 10, 2000 between Jordan Ness and  eonthestreet.com,
                  Inc. is  incorporated  herein by reference from the Company's (SEC File No.  0-24001)  Annual Report on Form
                  10-KSB filed with the SEC on October 16, 2000, Item 13(a)(iii), Exhibit 10.28.
10.16             Asset  Purchase  Agreement and Assignment  dated May 10, 2000 between Steve  Naremore and  eonthestreet.com,
                  Inc. is  incorporated  herein by reference from the Company's (SEC File No.  0-24001)  Annual Report on Form
                  10-KSB filed with the SEC on October 16, 2000, Item 13(a)(iii), Exhibit 10.29.
10.17             Covenant Not to Compete dated May 10, 2000 executed by Steve Naremore in favor of eonthestreet.com,  Inc. is incorporated  herein by reference  from the Company's  (SEC File No.  0-24001)  Annual Report on Form 10-KSB
                  filed with the SEC on October 16, 2000, Item 13(a)(iii), Exhibit 10.30.
10.18             Stipulation  of  Settlement  dated  May 5,  2000  among  Louis  Ferro,  the  Company  and  Greg J.  Micek is incorporated  herein by reference  from the Company's  (SEC File No.  0-24001)  Annual Report on Form 10-KSB
                  filed with the SEC on October 16, 2000, Item 13(a)(iii), Exhibit 10.31.
99.01             The Company's Year 2000 Consultant  Compensation Plan is incorporated herein by reference from the Company's
                  Registration Statement on Form S-8 (SEC File No. 333-96057) filed February 3, 2000, Item 8, Exhibit 4.02.
99.02             The Company's 2000  Non-Qualified  Stock Option Plan is incorporated  herein by reference from the Company's
                  Registration Statement on Form S-8 (SEC File No. 333-43884) filed August 16, 2000, Item 8, Exhibit 4.02.