Form 10QSB
period 2001-09-30
JVWEB INC
filed 2001-11-19
CIK 1051902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-24001

JVWEB, INC.

Incorporated pursuant to the Laws of Delaware

Internal Revenue Service — Employer Identification No. 76-0552098

5444 Westheimer, Suite 2080, Houston, Texas 77056

(713) 622-9287

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

The number of shares of common stock, $0.01 par value, outstanding as of September 30, 2001: 2,284,027 shares

Transitional Small Business Disclosure Format (check one): Yes NoX

                                                              JVWEB, INC.
                                                   QUARTER ENDED SEPTEMBER 30, 2001

                                                                 INDEX
                                                                 -----

PART I.  FINANCIAL INFORMATION
                                                                                     Page

         Item 1.  Financial Statements

         Condensed financial statements of JVWeb, Inc.:
         ----------------------------------------------

         Balance sheet as of September 30, 2001                                         3

         Statements oof operations for the three months ended September
                  30, 2001 and 2000                                                     4

         Statements of cash flows for the three months ended
                     September, 2001 and 2000                                           5

         Notes to financial statements                                                  6

         Item 2.  Management's Discussion and Analysis                                  7

PART II. OTHER INFORMATION

         Item 2.     Changes in Securities and Use of Proceeds                          9

         Item 6.     Exhibits and Reports on Form 8-K.                                  9

                             (a)Exhibits

SIGNATURE                                                                               9

PART I. FINANCIAL INFORMATION

Item 1. — Financial Statements

                                  JVWeb, Inc.
                                  Balance Sheet
                               September 30, 2001

                                   ASSETS

Cash                                                                 $    4,294
Accounts receivable                                                       2,600
                                                                     ----------
     Total Current Assets                                                 6,894

Office equipment and furniture (net of
     $6,063 accumulated depreciation)                                       869
                                                                     ----------
     Total Assets                                                    $    7,763
                                                                     ==========

      LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses                                $  107,141
Note payable to founding shareholder                                    450,673
Note payable, current portion                                             1,778
Accrued interest on note to founding shareholder                          5,052
                                                                     ----------
     Total Current Liabilities                                          634,644
                                                                                                        ----------
Note payable, net of current portion                                      4,428
                                                                     ----------
     Total Liabilities                                                  639,072
                                                                                                        ----------

Stockholders' Deficit
Preferred stock, $0.01 par, 10,000,000
     shares authorized, no shares issued or
     outstanding
Common stock, $0.01 par, 50,000,000 shares
     authorized, 2,284,027 shares issued and
     outstanding                                                         22,841
Paid-in capital                                                       4,263,851
Retained deficit                                                     (4,918,001)
                                                                     ----------
     Total Stockholders' Deficit                                     (631,309)
                                                                     ----------
     Total Liabilities & Stockholders' Deficit                       $    7,763
                                                                     ==========

                                   JVWeb, Inc.
                                Statements of Operations
             For the Three Months Ended September 30, 2001 and 2000

                                                        2001             2000
                                                   ----------         ----------

Sales                                              $    6,726          $   6,641
Cost of sales                                           1,650             10,795
                                                   ----------          ---------
       Gross Margin                                     5,076           (4,154)

General and administrative                             22,973            267,504
Writedown of investment carrying values                     -             87,500
Depreciation                                              546                510
                                                   ----------          ---------
                                                       23,519            355,514
                                                   ----------          ---------

       Operating (Loss)                             (18,443)          (359,668)

Other income and (expense)
    Interest income                                         2                  5
    Interest expense                                 (1,008)
    Interest expense on debt to founding shareholder (6,806)          (1,752)
                                                    ---------          ---------
                                                     (7,812)          (1,747)
                                                    ---------          ---------
Net (loss)                                          $(26,255)         $(361,415)
                                                    =========          =========

NET LOSS PER COMMON SHARE                           $(    .01)         $(    .18)

WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING                              2,284,027          1,919,537

                                   JVWeb, Inc.
                            Statements of Cash Flows
             For the Three Months Ended September 30, 2001 and 2000

                                                    2001                   2000
                                                ---------              ---------
CASH FLOW FROM OPERATIONS
  Net (loss)                                   $(26,255)             $(361,415)
  Adjustments to reconcile net loss to cash
      provided from operating activities
         Depreciation                                546                    510
         Common stock issued for services                               138,742
        Impairment of investment carrying value                          37,500
        Writeoff of investment note receivable                           50,000
Changes in:
        Accounts receivable                     (2,600)              (3,628)
         Prepaid expenses                                                 9,063
        Accrued interest                           6,806                  1,494
         Accounts payable and accrued expenses    23,974                 22,695
                                                ---------              ---------
   NET CASH USED BY OPERATING ACTIVITIES           2,471               (105,039)
                                                ---------              ---------

CASH FLOW FROM FINANCING ACTIVITIES
  Payments on installment note payable          (304)
  Net change in cash loans from
       founding shareholder                     (400)                99,585
                                                ---------               --------
                                                (704)                99,585
                                                ---------               --------

   NET INCREASE (DECREASE) IN CASH                 1,767                (5,454)

   CASH - Beginning of period                      2,527                  6,902
                                               ---------              ---------
          - End of period                      $   4,294              $   1,448
                                               =========              =========

JVWEB, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of JVWeb, Inc., a Delaware corporation (“Company”), have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2001, as reported in the Form 10-KSB, have been omitted.

ITEM 2. MANAGEMENT’S DISCUSSION & ANALYSIS

        The following discussion provides information to assist in the understanding of the Company’s financial condition and results of operations, and should be read in conjunction with the financial statements and the related notes appearing elsewhere herein.

        In the first quarter of fiscal 2001, we decided to terminate all operations because the business climate for Internet dot com‚s experienced a sharp downturn earlier in 2001, making our strategy difficult to continue. $87,500 in investments were written down in the first quarter and all remaining joint ventures were written off in the fourth quarter of fiscal 2001 for a $1.6 million writedown.

        Operations remain at a minimum level as the Company seeks a merger partner. Management is concerting all of its efforts on finding a suitable merger partner. Discussions with various potential merger candidates are on-going. At this time, discussions regarding one potential merger transaction have progressed beyond a very preliminary stage, but these discussions have not yet resulted in a letter of intent, much less a definitive agreement. There can be no assurance that a contract providing for a merger transaction will be entered into regarding this or any other transaction, or that (if such a contract is entered into) such a merger transactions will be completed. Moreover, this or any other merger transaction could expose the Company to numerous risks. Such risks include potential unknown liabilities of the acquired company and additional expenses associated with amortization of acquired intangible assets. There can be no assurance that the Company would be successful in overcoming these risks or any other problems encountered in connection with any merger transaction. As a result, a merger transaction could materially and adversely affect the Company. Moreover, there can be no assurance that the business of the acquired business will prove profitable or successful for the Company. In addition, the Company's stockholders are not by law required to have an opportunity to approve or disapprove the merger transaction, and management does not expect to make such any opportunity available to the Company's stockholders on its own volition. Accordingly, the Company's stockholders must rely completely on the discretion of the Company's management in all matters pertaining to any merger transaction. For additional risks associated with a possible merger transaction, see the Company's Annual Report on Form 10-KSB for its fiscal year ended June 30, 2001. Such report can be examined at the Web site of the U.S. Securities and Exchange Commission at www.sec.gov.

Revenues remain at a minimal level. General and administrative expenses in the current quarter consist mostly of costs associated with remaining a public reporting company. Thus general and administrative expenses are down 86% from that of the comparable quarter last year ($22,973 in 2002 versus $267,504 in 2001) because last year’s quarter included costs of our operations, which we wound down, such as (a) $138,742 in consulting services paid with stock, versus $0 in the current quarter and (b) $87,500 in impairment charges and investment writedowns, versus $0 in the current quarter. Further comparison would not be meaningful because of the current year’s inactivity and is not included.

Liquidity. The Company owes $107,140 to unrelated parties as of September 30, 2001. Since assets and operations are minimal, additional funding will be required in order to satisfy these liabilities.

PART II. OTHER INFORMATION

Item 2 — Changes in Securities

On May 12, 1998, the Company’s Registration Statement on Form SB-2 (Commission File No. 333-43379) was declared effective by the U.S. Securities and Exchange Commission. The Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998 contained a detail discussion of the securities registered by this Registration Statement. This discussion remains true and correct as of the end of the quarter ended September 30, 2001 except in certain regards discussed in the remainder of this paragraph. First, the Common Stock and the Company’s Class A Warrants (“Class A Warrants”) have commenced trading. In addition, approximately 15,749 Class A Warrants (after taking the Company's one-for-seven reverse stock split into account) have been exercised, and proceeds from such exercises in the aggregate amount of $110,240 have been received by the Company. All such proceeds have been used for general corporate purposes and were paid to persons other than directors and officers of the Company and persons owning more than 10% of any class of equity securities of the Company. Moreover, the Company believes that LS Capital Corporation has sold material numbers (if not all) of the shares of Common Stock and Class A Warrants previously owned by it. Moreover, due to the Company's one-for-seven reverse stock split, to acquire a share of common stock pursuant to exercises of the Warrants now, a Warrant holder would have to use seven times the number of Warrants, and pay an exercise price seven times the exercise price, as would have been required prior to the reverse stock split to acquire a share of common stock pursuant to an exercise of the Warrants.

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

Dated: November 19, 2001