Form 10QSB
period 2001-12-31
JVWEB INC
filed 2002-02-14
CIK 1051902

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]      Quarterly report pursuant to Section 13 or 15(d) of the Securities
                Exchange Act of 1934
                For the quarterly period ended:  December 31, 2001

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                For the transition period from _______ to _________

                        Commission file number: 000-24001

                                   JVWEB, INC.
        (Exact name of small business issuer as specified in its charter)

                   Delaware                          76-0552098
       --------------------------------         --------------------------------
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization               identification No.)

         5444 Westheimer, Suite 2080, Houston, Texas                  77056
------------------------------------------------------              -------
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

The number of shares of common stock, $0.01 par value, outstanding as of September 30, 2001: 2,284,027 shares

Transitional Small Business Disclosure Format (check one):   Yes      No   X
                                                                ---     ------

                                   JVWEB, INC.
                         QUARTER ENDED DECEMBER 31, 2001

                                      INDEX

PART I.  FINANCIAL INFORMATION
                                                                            Page

         Item 1.  Financial Statements

         Condensed financial statements of JVWeb, Inc.:

              Balance sheet as of December 31, 2001                            3
              Income statements for the three and six months ended December
                  31, 2001 and 2000                                            4

              Statements of cash flows for the six months ended
                     December 31, 2001 and 2000                                5

              Notes to financial statements                                    6

         Item 2.  Management's Discussion and Analysis                         7

PART II. OTHER INFORMATION

         Item 2.     Changes in Securities and Use of Proceeds                 8

         Item 6.     Exhibits and Reports on Form 8-K.                         8

                             (a)Exhibits

SIGNATURE                                                                      9

PART 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                                   JVWeb, Inc.
                                  Balance Sheet
                                December 31, 2001


         ASSETS

Cash                                                                 $     3,692

Property and equipment, net of
  accumulated depreciation of $6,609                                         323
                                                                     -----------
                                                                     $     4,015
                                                                     ===========


         LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                                $    89,456
Current portion of installment debt                                        2,058
Note payable to founding shareholder                                     468,007
Accrued interest on note payable to founding shareholder                  82,072
                                                                     -----------
         Total Current Liabilities                                       641,593

Long-term Installment Debt                                                 3,796
                                                                     -----------
         Total Liabilities                                               645,389
                                                                     -----------

Capital Deficit
Common stock, $.01 par value, 50,000,000
  shares authorized, 2,284,027 shares
  issued and outstanding                                                 22,840
Additional paid in capital                                            4,263,851
Retained deficit                                                     (4,928,065)
                                                                     -----------
         Total Capital Deficit                                       (  641,374)
                                                                     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $     4,015
                                                                     ===========



                                   JVWeb, Inc.
                            Statements of Operations
          For the Three and Six Months Ended December 31, 2001 and 2000

                                     3 Months          3 Months         6 Months         6 Months
                                       Ended             Ended            Ended            Ended
                                      Dec. 31,          Dec. 31,         Dec. 31,         Dec. 31,
                                        2001              2000             2001             2000
                                      ----------         ---------        ---------        ---------
Sales                                    2,366            10,618            9,092           17,259

Operating expenses
  Cost of sales                          1,085            17,151            2,735           27,946
  General and Administrative             2,788            26,303           25,761          293,807
  Writedown of investment
   carrying value                                                                           37,500
  Writedown of note receivable                                                              50,000
  Depreciation                             546               398            1,092              908
                                     ---------         ---------        ---------        ---------
                                         4,419            43,852           29,588          410,161
                                      ---------         ---------        ---------        ---------
Operating loss                        (  2,053)         ( 33,234)        ( 20,496)        (392,902)

Other Income (Expense)
  Interest income                           12                45               14               50
  Interest expense                    (  1,003)                          (  2,011)
  Interest expense on note to
   founding shareholder               (  7,020)          (18,282)        ( 13,826)        ( 20,034)
  Gain on sale of asset                                      144                               144
                                      ---------         ---------        ---------        ---------
NET LOSS                             $( 10,064)        $( 51,327)       $( 36,319)       $(412,742)
                                       ========         =========        =========        =========

Net loss per common share            $(    .00)       $(     .03)       $(    .02)       $(    .21)
Weighted average common shares
  outstanding                        2,284,027         1,978,840        2,284,027        1,947,018


                                   JVWeb, Inc.
                            Statements of Cash Flows
               For the Six Months Ended December 31, 2001 and 2000


                                                    2001              2000
                                                 ----------        ----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                         $( 36,319)         $(412,742)
Adjustments to reconcile net deficit
  to cash provided by (used in)
  operating activities:
   Stock issued for services                                          149,604
   Depreciation and amortization                     1,092              1,021
   Impairment of investment carrying value                             37,500
   Writeoff of investment note receivable                              50,000
   Gain on sale of assets                                            (    144)
Net (increase) decrease in:
  Accounts receivable                                                (  8,334)
  Other current assets                                                  9,063
Net increase (decrease) in:
  Accounts payable and accrued expenses              6,288           ( 82,102)
  Interest payable to founding shareholder          13,826
                                                  ---------           --------
NET CASH USED IN OPERATING ACTIVITIES             ( 15,113)          (256,034)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from installment note payable                                  6,852
Payments on installment notes payable             (    656)
Contribution to capital by founding
  shareholder                                                         194,806
Net change in note payable from related party        16,934            49,518
                                                   ---------         ---------
NET CASH FLOWS FROM FINANCING ACTIVITIES             16,278           251,176
                                                  ---------         ---------

NET INCREASE (DECREASE) IN CASH                   $   1,165         $(  4,858)
CASH BEGINNING                                        2,527             6,902
                                                   ---------         ---------

CASH ENDING                                       $   3,692         $   2,044
                                                   =========         =========

                                   JVWeb, Inc.
                          Notes to Financial Statements


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of JVWeb, Inc., a Delaware corporation, ("Company"), have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2001, as reported on Form 10-KSB, have been omitted.

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS

     The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations, and should be read in conjunction with the financial statements and the related notes appearing elsewhere herein.

Operations remain at a minimum level as the Company seeks a merger partner. Management has been concerting all of its efforts on finding a suitable merger partner. Discussions with various potential merger candidates have been placed on hold as the Company pursues a particular merger opportunity. At this time, discussions regarding one potential merger transaction have progressed beyond a very preliminary stage, resulting in a non-binding letter of intent having been signed and announced on January 17th, 2002 to merge with IQ Biometrix California, Inc., a security technology software and systems company. If completed in accordance with the terms of the letter of intent, the transaction would result in approximately 16 million shares outstanding, including the approximately 2.2 million shares outstanding at this time. The transaction could close sometime in February.

Management of IQ Biometrix has advised the Company as to the following:

o IQ Biometrix markets the FACES and FaceScan technologies to an estimated 150,000 police, military and government users of the FACES software.
o The technology is used for the creation of digital composite facial images and for the comparison and distribution of biometric and other data in large organizations or among policing agencies.
o Existing users of the FACES software include more than 4000 police departments, the FBI, the U.S. Army, U.S. Air Force, and the America's Most Wanted television show.

The Letter of Intent is subject to a number of conditions, including, without limitation, that a definitive agreement regarding the merger be executed, that the Boards of Directors (and, to the extent required by applicable law, stockholders) of JVWeb and IQ Biometrix approve the merger, that JVWeb shall be satisfied with its due diligence review of IQ Biometrix , and that the proposed issuance of the shares of the JVWeb common stock be exempt from all applicable securities offering registration requirements. There can be no assurance that the merger will be completed and that JVWeb will thus acquire the business of IQ Biometrix.

Revenues remain at a minimal level. General and administrative expenses in the current quarter consist mostly of costs associated with remaining a public reporting company. Thus general and administrative expenses are down 91% from that of the comparable quarter last year ($36,319 in 2002 versus $412,742 in 2001) because last year's quarter included costs of our operations, which we have wound down, such as (a) $138,742 in consulting services paid with stock, versus $0 in the current quarter and (b) $87,500 in impairment charges and investment writedowns, versus $0 in the current quarter. Further comparison would not be meaningful because of the current year's inactivity and is not included.

Liquidity. The Company owes $95,310 to unrelated parties as of December 31, 2001. Since assets and operations are minimal, additional funding or the issuance of additional shares will be required in order to satisfy these liabilities.

PART II. OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds

On May 12, 1998, the Company's Registration Statement on Form SB-2 (Commission File No. 333-43379) was declared effective by the U.S. Securities and Exchange Commission. The Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998 contained a detail discussion of the securities registered by this Registration Statement. This discussion remains true and correct as of the end of the quarter ended December 31, 2001 except in certain regards discussed in the remainder of this paragraph. First, the Common Stock and the Company's Class A Warrants ("Class A Warrants") have commenced trading. In addition, 110,240 Class A Warrants have been exercised, and proceeds from such exercises in the aggregate amount of $110,240 have been received by the Company. All such proceeds have been used for general corporate purposes and were paid to persons other than directors and officers of the Company and persons owning more than 10% of any class of equity securities of the Company. Moreover, the Company believes that LS Capital Corporation has sold material numbers (if not all) of the shares of Common Stock and Class A Warrants previously owned by it.



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

Dated: February 14, 2002