Form 10QSB
period 2002-03-31
JVWEB INC
filed 2002-06-06
CIK 1051902

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]      Quarterly report pursuant to Section 13 or 15(d) of the Securities
                Exchange Act of 1934

                For the quarterly period ended:  March 31, 2002

[ ]      Transition report pursuant to Section 13 or 15(d) of the  Securities
                Exchange Act of 1934

                For the transition period from _______ to _________

                        Commission file number: 000-24001
                                    ---------

                                   JVWEB, INC.
        (Exact name of small business issuer as specified in its charter)

                   Delaware                             76-0552098
       --------------------------------           ---------------------------
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization                identification No.)

2555 Clovis Ave., Suite E, Clovis, California                         93612
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:   (559) 347-6688

                5444 Westheimer, Suite 2080, Houston, Texas 77056
--------------------------------------------------------------------------------
                  (Former address if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

The number of shares of common stock, $0.01 par value, outstanding as of March 31, 2002: 15,483,937 shares

Transitional Small Business Disclosure Format (check one):   Yes      No   X
                                                                 ---     ------

                                   JVWEB, INC.
                          QUARTER ENDED MARCH 31, 2002

                                      INDEX

PART I.  FINANCIAL INFORMATION                                             Page

         Item 1.  Financial Statements

         Condensed financial statements of JVWeb, Inc.:

            Balance sheet as of March 31, 2002                                3

            Consolidated statements of operations for the
                  three months ended March 31, 2002 and for
                  the period from July 10, 2001 (inception)
                  to March 31, 2002                                           4

            Consolidated statements of cash flows for the three
                  months ended March 31, 2002 and for the period
                  from July 10, 2001 (inception) to March 31, 2002            5

              Consolidated notes to financial statements                      6

         Item 2.  Management's Plan of Operations                             7

PART II. OTHER INFORMATION

         Item 2.     Changes in Securities and Use of Proceeds                8

         Item 6.     Exhibits and Reports on Form 8-K.                        8

                             (a)Exhibits

SIGNATURE                                                                     9

PART 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                                   JVWEB, INC.
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2002
                                   (Unaudited)


ASSETS
  Cash                                                                $ 142,644
  Accounts receivable                                                     2,860
  Inventory - supplies                                                   32,000
                                                                       ---------
    Total Current Assets                                                177,504
                                                                        --------

Intangible assets, net of $15,715 accumulated amortization              115,103
                                                                      ---------

    TOTAL ASSETS                                                      $ 292,607
                                                                      =========



LIABILITIES
  Accounts payable                                                    $ 142,651
  Installment note payable                                                5,854
                                                                      ---------
         Total Current Liabilities                                      148,505
                                                                      ---------

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 50,000,000 shares
    authorized, 15,483,937 shares issued and outstanding                154,839
  Paid in capital                                                       384,404
  Retained (deficit)                                                   (395,141)
                                                                       ---------
     Total Stockholders' Equity                                         144,102
                                                                       --------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 292,607
                                                                      =========

                                   JVWEB, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        For the Three Months Ended March
                        31, 2002 and the Period from July
                              10, 2001 (Inception)
                             Through March 31, 2002
                                   (unaudited)


                                                                    Period from
                                                      3 Months       Inception
                                                      --------       ---------

Revenues from software product sales                 $  40,886       $  78,868

Cost of sales                                            4,000           6,000
Selling expense                                         29,059          29,059
General and administrative expenses                    393,677         421,256
Research and development                                 1,979           1,979
Amortization                                             6,735          15,715
                                                       ---------      ---------

     NET LOSS                                        $(394,564)       $(395,141)
                                                     =========        =========


Basic and diluted loss per share                        $(.03)           $(.03)
Weighted average shares                            13,436,357       12,412,567

                                   JVWEB, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Three Months Ended March
                        31, 2002 and the Period from July
                              10, 2001 (Inception)
                             Through March 31, 2002
                                   (unaudited)


                                                                    Period from
                                                         3 Months    Inception
                                                         ---------   ---------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
  Net Loss                                              $(394,564)   $(395,141)
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Amortization                                            6,735       15,715
    Stock issued for services                              53,780       68,360
  Change in cash from:
    Accounts receivable                                  (    860)    (  2,860)
    Inventory - supplies                                 ( 32,000)    ( 32,000)
    Accounts payable                                       72,728       53,196
                                                         ---------    ---------
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES          (294,181)    (292,730)
                                                         ---------    ---------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase of intangible assets                          (130,818)    (130,818)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
  Sales of common stock                                   566,192      566,192
                                                         ---------    ---------

NET INCREASE (DECREASE) IN CASH                           141,193    $ 142,644
CASH - beginning of period                                  1,451
                                                         ---------   ---------
CASH  - end of period                                   $ 142,644    $ 142,644
                                                        =========    =========

                                   JVWEB, INC.
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of JVWeb, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements of IQ Biometrics California, Inc., contained elsewhere in the accompanying Form 8-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements of IQ Biometrics California, Inc. as reported elsewhere in the Form 8-K, have been omitted.


NOTE 2 - REORGANIZATION

On March 22, 2002, IQ Biometrix - California agreed to a reorganization with JVWeb, Inc. ("JVWeb"), an inactive publicly-traded company. Pursuant to this acquisition, IQ Biometrix - California shareholders agreed to exchange their shares for 11,578,590 shares of JVWeb. In connection with the exchange, JVWeb agreed to cancel 23,478 shares of stock held by its founder and $582,191 in amounts due the founder in exchange for transfer of all inactive subsidiaries to that founder.

A summary of shares issued through March 31, 2002 is as follows:

       JVWeb - shares outstanding as of December 31, 2001             2,287,027
       Shares returned by JVWeb's founder                             (  23,478)
       Shares issued to IQ Biometrix - California shareholders       11,388,777
       Shares issued for services performed                           1,075,606
       Shares issued for cash at $1 per share                           566,192
       Shares gifted to California State University
         Fresno Foundation                                              189,813
                                                                     -----------
                  Shares outstanding at March 31, 2002               15,483,937
                                                                    ===========

ITEM 2. MANAGEMENT'S PLAN OF OPERATION

The Company provides security software systems and related services for facial composite, recognition and comparison. These systems are developed for use by enterprises and governmental agencies in facilities access and document verification applications.

The Company presently offers a facial recognition tool, based on an extensive library of composite sketches of various facial features. The features can be combined, through a software program, into unique facial composites, which can be converted into unique 38-digit alphanumerical ID codes, or "InterCodes". The original product, Faces 3.0, has been in the market for a few years, and is being used by police officers, investigators, and forensic artists throughout North America.

The Company's plan of operations for the next 12 months are centered around two main objectives:

      * The launching of Faces 4.0, and related services, for which product delivery is scheduled for late summer or early fall, and

      * Development of an enterprise solution, FaceScan, which is currently in the design stage, with an anticipated product delivery date within calendar year 2003.

The launching of Faces 4.0 is anticipated to include a suite of related services. The bundle of services will be offered separately, or as an integrated product/service offering. The array of services to be offered within this service package will include:

      * The Faces 4.0 product,

      * An e-learning course, to be centered around cognitive interviewing techniques for the law enforcement community which use the Faces product as a key component,

      * A standardization and authentication certification process for graduates of the e-learning course,

      * Academic accreditation for the course, and

      * An on-line community where law enforcement professionals, as well as interested civilians can congregate to share information, techniques, and success stories.

In planning for the launch of the Faces 4.0 integrated service package, the company intends to utilize a broad-based marketing and media campaign. A key leverage point is its relationship with the Fox Network television series "America's Most Wanted," (AMW) which is viewed by 15 million people every week. AMW has adopted the FACES software as an official crime-solving tool. The host of the series, John Walsh, is the official spokesperson for the FACES software.

The FaceScan enterprise solution: The facial recognition FACESCAN technology is an outgrowth of the FACES technology. The FACESCAN technology uses the InterCode technology to address identity verification and authentication needs for security purposes. This technology is intended (upon completion of its development) to enable users to generate in seconds composite pictures and InterCodes from digitized photographs, which may include captured video images. This capability is expected to find use in airports, border control and other locations to identify suspected criminals and terrorists.

The Company anticipates it will require additional financing, estimated at $2.5 million, to complete the launching of its two new products. The sources of funding are anticipated to come primarily from the exercise of previously issued warrants ($1 million), a private placement of up to $1.5 million, and a material amount from revenue from sales of its Faces 4.0 product group in the summer of 2002. There is no assurance that the Company will be successful in attaining its funding objectives, and will need to scale back operations to the extent full funding is not attained.

PART II. OTHER INFORMATION


Item 2.       Changes in Securities and Use of Proceeds

          On March 22, 2002, the Company issued 12,854,196 shares of its common stock, par value $.01 per share (the "Common Stock"), in connection with the merger (the "Merger") of IQ Biometrix California, Inc. ("IQB") with and into a subsidiary of the Company. These shares were issued to the 126 now former shareholders of IQB. These issuances are claimed to be exempt pursuant to Regulation D under the Securities Act of 1933 (the "Act"). Also, in connection with the Merger, the Company assumed IQB's obligations under its stock plan, thus obligating the Company to issue up to 2,385,000 additional shares of Common Stock pursuant to options or stock grants issued pursuant to the assumed plan. The issuances of the Common Stock underlying these options or stock grants will be claimed to be exempt pursuant to Regulation D under the Securities Act of 1933.

         Shortly prior to the Merger, the Company issued to Greg J. Micek (then the President of the Company) a Convertible Secured Promissory Note (the "Note") for an investment in the amount of $100,000. This Note provided for its automatic conversion into 100,000 shares of Common Stock upon the consummation of the Merger. The Note did ultimately convert into 100,000 shares of Common Stock upon the consummation of the Merger. The issuance of the Note and the issuance of the common stock underlying the Note are claimed to be exempt pursuant to Section 4(2) of the Act.

         Shortly prior to the Merger, the Company issued to a very small group of investors 500,000 shares of Common Stock in a private placement for an aggregate purchase price of $500,000. These investors also received warrants to purchase up to 500,000 shares of Common Stock for a per-share purchase price of $1.00. These warrants are exercisable on or before June 30, 2002, after which time the warrants will expire if they remain unexercised. The issuances of the Common Stock and the warrants are claimed to be exempt, and the issuance of the Common Stock underlying the warrants will be claimed to be exempt, pursuant to Regulation D under the Securities Act of 1933.

         On May 12, 1998, the Company's Registration Statement on Form SB-2 (Commission File No. 333-43379) was declared effective by the U.S. Securities and Exchange Commission. The Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998 contained a detail discussion of the securities registered by this Registration Statement. This discussion remains true and correct as of the end of the quarter ended March 30, 2002 except in certain regards discussed in the remainder of this paragraph. First, the Common Stock and the Company's Class A Warrants ("Class A Warrants") commenced trading. However, all unexercised Class A Warrants expired on February 28, 2002. In addition, 110,240 Class A Warrants have been exercised, and proceeds from such exercises in the aggregate amount of $110,240 have been received by the Company. All such proceeds have been used for general corporate purposes and were paid to persons other than directors and officers of the Company and persons owning more than 10% of any class of equity securities of the Company. Moreover, the Company believes that LS Capital Corporation has sold material numbers (if not all) of the shares of Common Stock and Class A Warrants previously owned by it.

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

                                   JVWEB, INC.
                                   (Registrant)


                                   By: /s/Richard Thompson

                                   Richard Thompson
                                   President and Chief Executive Officer

Dated: June 7, 2002