Form 10KSB
period 2002-06-30
JVWEB INC
filed 2002-10-15
CIK 1051902

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

Commission file number 0-24001

JVWEB, INC.

Incorporated pursuant to the Laws of Delaware

Internal Revenue Service — Employer Identification No. 76-0552098

10600 N. De Anza Boulevard, Cupertino, California 95014

(559) 222-2229

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class
Common Stock, $.01 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended June 30, 2002 were $98,148.

The aggregate market value of the voting stock held by non-affiliates of the registrant on October 10, 2002 was $4,149,246. The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of October 10, 2002 was 16,406,967.

Transitional Small Business Disclosure format (Check one): Yes [X]     No [  ]

INDEX

                                                                     Page Number
                                     PART I.

Items 1. & 2. Business and Properties.                                4

Item 3.       Legal Proceedings.                                         25

Item 4.       Submission of Matters to a Vote of Security Holders        25

                                    PART II.

Item 5.       Market for the Registrant's Common Equity and Related
                  Stockholder Matters.                                   26

Item 6.       Management's Plan of Operation.                            26

Item 7.       Financial Statements.                                      29

Item 8.       Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure.                    29

                                    PART III.

Item 9.       Directors, Executive Officers, Promoters and Control
                 Persons; Compliance with Section 16(a) of the
                 Exchange Act.                                           30

Item 10.      Executive Compensation.                                    31

Item 11.      Security Ownership of Certain Beneficial Owners and
                  Management.                                            34

Item 12.      Certain Relationships and Related Transactions.            35

                                    PART IV.

Item 13.      Exhibits and Reports on Form 8-K.                          35

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 24A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places including ITEMS 1 AND 2 “BUSINESS AND PROPERTIES,” These statements regard our belief that the FACES technology will help solve the growing need for effective crime and terrorism fighting tools as well as offering potential applications relating to other industries; our belief that the BAC ID could serve as the first international standard in the transmission of facial recognition data; our belief that international markets represent a significant market for our products and services; our belief that we have ample room to penetrate further the public security/law enforcement agencies segment of the market; our intention to compete vigorously in terms of price, product features, product performance, ease of use, quality of support and service, and company reputation; our belief regarding any termination or non-renewal of any lease; our expectations regarding the sources from which we will finance our operations; our expectations regarding the amount of funds we will need in the future; our expectations regarding the focus of our revenue generation efforts on our existing customers; our expectations regarding the amount of additional development expenses needed to pursue our research and development strategy; our expectations regarding the timing of the rollout, release or public availability of any products of ours now or hereafter under development; our expectations regarding our receipt of revenues from training users of our products; our intentions and expectations regarding the future availability of now undeterminable revenue opportunities arising out of our technology; our expectations regarding the abilities and use in certain locations of our FACESCAN technology; our intentions regarding the protection of our proprietary information; our expectations and intentions regarding our ability to make available the finest facial recognition technology on the market; our intentions regarding the continued development and refinement of our existing products, and the development and commercialization of various computer programs and products using the BAC ID technology; our intentions regarding the increase in the number of distributors of our products and continuation of our direct selling efforts; and our intentions regarding our marketing, publicity, sales and lobbying efforts. Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results could differ materially from those projected in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed under “RISK FACTORS” immediately below. As a result, these forward-looking statements represent the Company’s judgment as of the date of this Annual Report. The Company does not express any intent or obligation to update these forward-looking statements.

ITEMS 1 and 2. BUSINESS AND PROPERTIES.

RECENT EVENTS

        JVWeb, Inc. (“JVWeb”) was incorporated on October 28, 1997 under the laws of the State of Delaware. On May 20, 1998, JVWeb became publicly-held through the distribution by a company now known as Junum, Inc. (“Junum”) of certain of its shares of the JVWeb’s common stock to Junum’s stockholders. JVWeb was formed for purposes of pursuing electronic commerce opportunities. Because of certain reasons (including the extreme declines in the electronic commerce markets and JVWeb’s financial resources), JVWeb was largely unsuccessful in the pursuit of electronic commerce opportunities. As a result, in the fall of 2000 JVWeb began the active search for an appropriate merger candidate in a transaction that would likely result in a change in the control and management of JVWeb.

        On March 22, 2002 (the “Effective Time”), a merger (the “Merger”) of IQ Biometrix California, Inc., a California corporation (“IQB”), with and into IQB Acquisition Corporation, a newly-formed, wholly-owned Delaware subsidiary of JVWeb (the “Subsidiary”), was consummated in accordance with the terms, provisions and conditions of an Agreement and Plan of Merger dated as of February 27, 2002 (the “Merger Agreement”) by and among JVWeb, the Subsidiary, IQB and Pierre Cote, Sylvie Lariviere and Eric McAfee, each a shareholder of IQB (individually, a “Shareholder,” and collectively, the “Shareholders”). Pursuant to the Merger, IQB was merged with and into the Subsidiary, with the Subsidiary being the surviving corporation and adopting the new corporate name of “I.Q. Biometrix Operations, Inc.” Prior to the Merger, IQB was engaged in the business of developing products for the facial imagery market and enterprise-level solutions for the needs of law enforcement agencies and other potential customers. As a result of the Merger, IQB’s became the business of the Subsidiary. The Subsidiary was formed just prior to the Merger, and had no business operations at any time prior to the Merger.

        In consideration for the Merger, the former shareholders of IQB received one share of JVWeb’s Common Stock for each 1.22566 shares of IQB common stock then issued and outstanding (the “Merger Consideration”). As a result thereof, the former shareholders of IQB beneficially owned immediately after the Merger an aggregate of 13,369,232 shares of Common Stock, constituting approximately 84.9% of the Common Stock outstanding immediately after the Merger. JVWeb also assumed IQB’s obligations under its stock plan, thus obligating itself to issue up to 2,331,000] additional shares of Common Stock pursuant to options or stock grants issued pursuant to the assumed plan.

        Because JVWeb had no significant assets or operations at the time of the Merger, the Merger was treated for accounting purposes as a “reverse merger.” Although JVWeb was at the time a public “shell” which acquired all of the assets of IQB, for accounting purposes IQB was treated as the accountng acquiror and the public company henceforth. For purposes hereof, the “Company” shall refer to the publicly traded company after the Merger that is continuing the business of IQB.

        In connection with the Merger, the following events occurred:

2.	The number of directors constituting the Board of Directors of the Company was expanded from two to four. While a couple of individuals have served on the Board of Directors on an interim basis since the Merger, the current members of Board of Directors of the Company are Eric McAfee, Greg J. Micek, Morden C. Lazarus and Lewis Ball.

2.	The officers of the Company at the time of the Merger resigned from all of their offices with the Company, and new officers were elected. While the persons serving in particular offices have changed from time to time since the Merger, the following persons are currently serving in the one or more offices of the Company set forth opposite their respective names below:
        Eric McAfee                        Chairman of the Board
        William Scigliano                  Chief Executive Officer
        Greg Micek                         President and Secretary
        Paul Schroeder                     Chief Financial Officer,
                                               Treasurer & Controller

3.	The Shareholders entered into a Voting Agreement (the Voting Agreement”) in favor of Greg J. Micek, pursuant to which they agreed, for two years after the Merger, to use their best efforts to maintain the number of directors on the Board at seven and to vote all of their shares of Common Stock to elect Mr. Micek or his nominee to the Board. The Shareholders and Mr. Micek have also agreed to elect certain other persons (some of which are specified and some of which are to be agreed upon) to Board. Despite the Shareholders’ and Mr. Micek’s agreements regarding the number of directors on the Board and the election of certain other persons to the Board, the Shareholders and Mr. Micek have verbally agreed that the Board should be limited to four persons for the time being and the persons serving as directors should be Eric McAfee, Greg J. Micek, Morden C. Lazarus and William Scigliano.

4.	Lewis Ball agreed to resign from his seat on the Board of Directors of the Company promptly after the Company has fully complied with Rule 14f-1 under the Securities Exchange Act of 1934.

5.	The Company now proposes to change its corporate name to "IQ Biometrix, Inc."

        After Mr. Ball resigns from his seat on the Board of Directors of the Company, the Board of Directors of the Company expects to elect William Scigliano to fill the vacancy created by such resignation. Like all of the Company directors, Mr. Scigliano will (if so elected) serve as such until the next annual meeting of the stockholders, and until his successor has been duly elected and qualified. Mr. Scigliano has consented to serve as a director of the Company if so elected.

        The Company believes that, prior to the Merger, control of JVWeb resided almost exclusively in Greg J. Micek, a director of the Company and (prior to the Merger) the President of the Company and the holder of approximately 48.7% of the Common Stock outstanding. The Company believes that (after the Merger) control of the Company became dispersed among some of the Company’s largest stockholders who (to the best of the Company’s knowledge) have not agreed to act collectively as a group, except with regard to the election of certain persons to the Company’s Board of Directors as described herein. The Company’s largest stockholders among whom control is believed to be dispersed include the persons listed immediately below, who respectively own beneficially the percentage of the outstanding Common Stock indicated to the immediate right of their respective names (the following percentages do not take into account any shares that might in the future be acquired by the exercise of outstanding stock options):

                                                     Percentage Ownership of
         Stockholder                                 Outstanding Common Stock

         Clyde Berg                                          11.5%
         Greg J. Micek                                        7.3%
         Cagan McAfee Fund, a partnership                     6.1%
            under the control of Eric McAfee
         Eric McAfee                                          3.5%
         Morden C. Lazarus                                    2.0%

The basis of the control of the Company by the persons listed above (beyond their stock ownership) is described above.

        The headquarters address of the Company is 10600 N. De Anza Boulevard, Suite 250, Cupertino, California and the Company has offices at 1630 East Shaw Avenue, Suite 192, Fresno, California 93710. The Company's telephone number is (559) 222-2229. The Company’s Web site is located at http://www.iqbiometrix.com. Information contained in the Company’s Web site shall not be deemed to be a part of this Annual Report.

RISK FACTORS

        In addition to the other information in this Annual Report, the following risk factors, among others, should be considered carefully in evaluating the Company and its business. Unless the context requires otherwise, the terms "we", "us" and "ours" (as used in these Risk Factors) refers to the Company.

        OUR LIMITED OPERATING HISTORY OF OUR CURRENT BUSINESS MAKES AN EVALUATION OF US AND OUR FUTURE EXTREMELY DIFFICULT.

        On March 22, 2002, the merger (the “Merger”) of IQ Biometrix California, Inc. (“IQB”) with and into a wholly-owned subsidiary of JVWeb was completed. IQB was the result of the combination of the original business of IQB with the business of another company, CISystems, Inc. (“CIS”). IQB was incorporated in July 2001 to continue the launch and development of a proprietary software program named “FACES, The Ultimate Composite PictureTM.” Development of this software began in 1988. A couple of previous owners of this technology ultimately declared bankruptcy under the laws of Canada, although management believes that their bankruptcies were not a result of the merits of the technology. See “ITEMS 1 AND 2. BUSINESS AND PROPERTIES - BUSINESS - BAC IDkground.” CIS was formed in July 2000 for purposes of engaging in the business of developing a systems approach to the communication of broadband data between widely dispersed locations, utilizing in some cases two-way satellite connectivity. IQB’s and CIS’s businesses were combined on November 12, 2001. Neither business ever achieved profitability. Because JVWeb had no significant assets or operations at the time of the Merger, the Merger was treated for accounting purposes as a (“reverse merger.”) Prior to the Merger, JVWeb had been dormant for over a year.

        In view of the preceding, our current business has had a limited operating history. Accordingly, we cannot be certain that this business will be successful. Because of this limited operating history, we cannot forecast operating expenses based on our historical results because they are limited, and we are required to forecast expenses in part on future revenue projections. Most of our expenses are fixed in the short term and we may not be able to quickly reduce spending if our revenue is lower than we had projected; therefore net losses in a given quarter would be greater than expected. In addition, our ability to forecast accurately our quarterly revenue is limited due to a number of factors described in detail below, making it difficult to predict the quarter in which sales will occur. You must consider the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets such as ours, including:

*	Our complete dependence on our current facial imagery software products and other products and applications developed from them; we expect to derive substantially all of our revenues from such products, and such products have had limited market acceptance to date

*	Our need to introduce new products and services to respond to technological and competitive developments and customer needs

*	Our ability to manage the growth we are seeking to realize

*	Our need to expand our distribution capability

*	Our ability to respond to competitive developments

*	The market's acceptance of our products

*	Our dependence on our current executive officers and key employees.

*	Our ability to develop and increase our customer base

*	Our ability to implement and successfully execute our business and marketing strategy

*	Our ability to provide superior customer service and order fulfillment

There can be no assurance that we will be successful in undertaking such activities. Our failure to address successfully our risks could materially and adversely affect our business, prospects, financial condition and results of operations.

        WE HAVE A HISTORY OF LOSSES, WE EXPECT FUTURE LOSSES, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

        The Company has incurred net losses since inception, and has not achieved profitability. As of June 30, 2002, the Company had an accumulated deficit of approximately $984,265. We expect we will need to continue spending substantial financial and other resources on expanding our sales and marketing activities and developing and introducing new products and enhancements to our existing products. As a result, we need to generate significant revenue to achieve and maintain profitability. We expect that our sales and marketing expenses and our research and development expenses will continue to increase in absolute dollars and may increase as percentages of revenue for the foreseeable future. If we do achieve profitability, we cannot be certain that we can sustain on-going future losses.

        WE EXPECT TO HAVE FUTURE CAPITAL NEEDS, AND THE PROCUREMENT OF ADDITIONAL FINANCING TO MEET THESE NEEDS IS UNCERTAIN.

        We currently have no meaningful flow of revenues. To date, we have been unable to fund our operations from cash generated by our business and have funded operations primarily by selling securities. Our future liquidity and capital requirements will depend upon numerous factors, including the success of our current and future products. We anticipate that during fiscal 2003 we will need to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such additional funding (if needed) will be available on terms acceptable to us. Furthermore, debt financing (if available and undertaken) may involve restrictions limiting our operating flexibility. Moreover, if we issue equity securities to raise additional funds, the following results will or may occur:

*	The percentage ownership of our existing stockholders will be reduced

*	Our stockholders may experience additional dilution in net book value per share

*	The new equity securities may have rights, preferences or privileges senior to those of the holders of our Common Stock.

We can not now predict our additional capital requirements because of the uncertainty of our actual capital requirements. However, to pursue our business plan as desired, we believe that our future capital requirements will exceed our current financial position. We expect to finance our operations for fiscal 2003 through cash flow from operations and the private placement of our equity securities. We are looking for sources of additional capital. However, there can be no assurance that we will find such sources. If funds are not available on acceptable terms, we may be prevented from pursing our current business plan and responding to competitive pressures. Our failure to pursue our current business plan or respond properly to competitive pressures could materially and adversely affect our business, results of operations and financial condition. As a worst case, our failure to procure required financing could cause us to cease operations either temporarily or permanently.

        QUARTERLY, SEASONAL AND OTHER FLUCTUATIONS IN OUR BUSINESS AND OPERATING RESULTS MAY MATERIALLY AND ADVERSELY AFFECT THE TRADING PRICE OF OUR COMMON STOCK.

        We expect that our operating results will fluctuate in the future due to a number of factors. We do not control many of these factors. These factors include the following:

*	Demand for our products

*	Our ability to attract new customers at a steady rate

*	The rate at which we or our competitors introduce new products, the rate at which these products acquire market acceptance, and the cost required to develop these products

*	Technical difficulties in our products that could delay product shipments or increase the costs of introducing new products

*	Changes in the pricing of our products or those of our competitors

*	The amount and timing of capital expenditures and other costs relating to the expansion of our operations

*	Costs relating to our marketing programs and our business in general

*	Timing of revenue recognition for sales of products

*	General economic conditions.

Any of the foregoing factors may cause our operating expenses to be disproportionately high or cause our revenue and operating results to fluctuate. As a consequence, our business, financial condition and operating results could be adversely affected. In addition, to respond to changes in our competitive environment, we may occasionally make certain decisions from which we may benefit in the long run. However, in the short run, such decisions could materially and adversely affect our quarterly results of operations and financial condition. We also expect that we may experience seasonality in our businesses in the future. Due to all of the foregoing factors, in some future quarter our operating results may fall below the expectations of investors and any securities analysts who follow our Common Stock. In such event, the trading price of our Common Stock could be materially adversely affected. Further, we believe that period-to-period comparisons of our financial results may not be very meaningful. Accordingly, you should not conclude that such comparisons indicate future performance.

        OUR MARKET IS IN AN EARLY STAGE OF DEVELOPMENT, AND OUR PRODUCTS (INCLUDING OURS) MAY NOT ACHIEVE MARKET ACCEPTANCE.

        The market for our products is relatively new and rapidly evolving. Our growth plan assumes that our products will gain widespread market acceptance. However, widespread market acceptance of our products remains uncertain. In addition, market growth depends on other factors, including factors not within our control, such as international market expansion and replacement cycles for products currently in use. If products such as ours are not widely adopted by our target markets and such markets do materialize and grow, our business will suffer.

        We do not have a long history of selling our products and will have to devote substantial resources to educate prospective customers about the benefits of our products. Our efforts to educate potential customers may not result in our products’ achieving market acceptance. Furthermore, even if our products are effective, our target customers may not choose them for technical, cost, support or other reasons. If the market for our products fails to grow or grows more slowly than we anticipate, our business could suffer.

        The September 11, 2001 terrorist attacks have created an increase in demand for products such as ours. However, we are uncertain whether the level of demand will be as high as anticipated. Additionally, it is uncertain what, if any, solutions will be adopted as a result of the terrorism and whether our products will be a part of the ultimate solution. Additionally, should our products be considered as a part of the security solution, it is unclear what the level and how quickly funding may be made available. These factors may adversely impact us and create unpredictability in revenues and operating results.

        In addition, from time to time, facial recognition and other biometrics technologies have been the focus of organizations and individuals seeking to curtail or eliminate the use of these technologies on the grounds that these technologies may be used to diminish personal privacy rights. In the event that such initiatives result in restrictive legislation, the market for facial recognition products may be adversely affected.

        Finally, the software industry has historically experienced significant periodic downturns, often in connection with, or in anticipation of, declines in general economic conditions. Such a downturn could result in reduced purchases of our products from levels that otherwise might occur. As a result, our business, operating results and financial condition may in the future reflect substantial fluctuations from period to period as a consequence of buying patterns and general economic conditions in the software industry.

        IF WE FAIL TO PROMOTE OUR BRAND NAMES SUCCESSFULLY OR IF WE INCUR SIGNIFICANT EXPENSES PROMOTING AND MAINTAINING OUR BRAND NAMES, OUR BUSINESS COULD BE HARMED.

        Due in part to the emerging nature of the market for our products and the substantial resources available to some of our competitors, there may be a time-limited opportunity for us to achieve and maintain a significant market share. Developing and maintaining awareness of our brand names is critical to achieving widespread acceptance of our products. Furthermore, we believe that the importance of brand recognition will increase as competition in the market for our products increases. Successfully promoting and positioning our brands will depend largely on the effectiveness of our marketing efforts, our ability to develop reliable and useful products at competitive prices, and our ability to achieve and maintain a position as a leader in providing high quality facial imagery software products and enterprise-level solutions for the needs of law enforcement agencies and other potential customers. To attract and retain customers and to promote and maintain our brands in response to competitive pressures, we may need to increase our marketing and advertising budgets or otherwise to increase substantially our financial commitment to creating and maintaining brand loyalty among vendors and consumers. We expect to derive a substantial majority of our revenue from a limited number of products for the foreseeable future. Our business, results of operations and financial condition could be materially adversely affected if any of the following events occur:

*	We are unable to provide high quality facial imagery software products and enterprise-level solutions for the needs of law enforcement agencies and other potential customers

*	We otherwise fail to promote and maintain our brands

*	We are unable to achieve or maintain a leading position in our market

*	We incur significant expenses in attempting to achieve or maintain a leading position in the our market or to promote and maintain our brands

        IF WE FAIL TO GENERATE REPEAT OR EXPANDED BUSINESS FROM OUR CURRENT AND FUTURE CUSTOMERS, OUR BUSINESS WILL BE SERIOUSLY HARMED.

        We believe that our success will depend on the continued growth of our customer base and the retention of our customers. We presently have over 150,000 seat licenses distributed to law enforcement agencies in the United States. We expect to focus a large part of our revenue generation efforts on our existing customers. If we fail to generate repeat and expanded business from our current and future customers, our operating results would be seriously harmed. Our ability to attract new customers will depend on a variety of factors, including the reliability and cost-effectiveness of our products and our ability to effectively market our products. If a customer has a positive experience with our products, the customer may purchase additional licenses to expand the use of our products in its organization or license additional products from us. However there is no assurance that our customers will expand their current use of our products in this way.

        RAPID TECHNOLOGICAL CHANGE IN OUR MARKET COULD CAUSE OUR PRODUCTS TO BECOME OBSOLETE OR REQUIRE US TO REDESIGN OUR PRODUCTS.

        We expect that our market will be characterized by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changing customer demands and evolving industry standards, any of which can render existing products obsolete and unmarketable. We also expect that these changes and introductions will require us to adapt our products to remain competitive. We believe that our future success will depend in large part on our ability to develop new and effective products in a timely manner and on a cost-effective basis. We cannot assure you that we will successfully develop these types of products and product enhancements. In addition, there can be no assurance that the announcement or introduction of new products by us or our competitors or any change in industry standards will not cause customers to defer or cancel purchases of existing products, which could materially adversely affect our business, operating results and financial condition. As a result of the complexities inherent in facial imagery software, major new products and product enhancements can require long development and testing periods. As a result, significant delays in the general availability of such new releases or significant problems in the implementation of such new releases could materially adversely affect our business, operating results and financial condition. Our failure to develop successfully, on a timely and cost effective basis, product enhancements or new products that respond to technological change, evolving industry standards or customer requirements or of such new products and product enhancements to achieve market acceptance would have a materially adversely affect our business, operating results and financial condition.

        WE RELY ON A NUMBER OF THIRD PARTIES, AND SUCH RELIANCE EXPOSES US TO A NUMBER OF RISKS.

        Our operations will depend on a number of third parties. We will have limited control over these third parties. We may not have many long-term agreements with many of them. For example, we market our products and services through various distributions and other cooperative relationships with third parties. In many cases, the sale of our products depends on the effectiveness of their selling efforts on behalf of our products and in executing on their own responsibilities under agreements with customers in a timely manner. At times, such third-party distributors may offer products of our competitors as well. The failure of the third parties with which we have contracted to fulfill adequately their contractual obligations could materially adversely affect our business, operating results and financial condition.

        OUR SOFTWARE PRODUCTS ARE COMPLEX AND MAY CONTAIN UNKNOWN DEFECTS THAT COULD RESULT IN NUMEROUS ADVERSE CONSEQUENCES.

        Software products as complex as those that we offer often contain errors or defects, particularly when first introduced, when new versions or enhancements are released and when configured to individual customer computing systems. We currently have no known errors and defects in our products. However, there can be no assurance that (despite testing) defects and errors will not be found in current versions, new versions or enhancements of our products after commencement of commercial shipments, any of which could result in damage our reputation, the loss of sales, a diversion of our product development resources, or a delay in market acceptance and thereby materially adversely affecting our business, operating results and financial condition. The computer hardware environment is characterized by a wide variety of non-standard configurations that make pre-release testing for programming or compatibility errors very difficult and time consuming. Despite our testing, errors may still be discovered in some new products or enhancements after the products or enhancements are delivered to customers. Furthermore, there can be no assurance that our products will meet all of the expectations and demands of our customers. The failure of our products to perform to customer expectations could give rise to warranty claims. Any of these claims, even if not meritorious, could result in costly litigation or divert management’s attention and resources. Any general liability insurance that we may carry could be insufficient to protect us from all liability that may be imposed under any asserted claims. Although through our license agreements with customers we will try to include provisions designed to limit our exposure to potential claims, such limitation of liability provisions may not be effective as a result of existing or future laws or unfavorable judicial decisions.

        IF WE GROW OUR BUSINESS AS PLANNED, WE MAY NOT BE ABLE TO MANAGE PROPERLY OUR GROWTH, AND WE EXPECT OPERATING EXPENSES TO INCREASE, WHICH MAY IMPEDE OUR ABILITY TO ACHIEVE PROFITABILITY.

        If we are successful in growing our business as we plan, our operations may expand rapidly and significantly. Any rapid growth could significantly strain on our management, operational and financial resources. In order to manage the growth of our operations, we will be required to expand existing operations; to improve on a timely basis existing and implement new operational, financial and inventory systems, procedures and controls, including improvement of our financial and other internal management systems; and to train, manage and expand our employee base. If we are unable to manage growth effectively, our business, results of operations and financial condition will be materially adversely affected. In addition, if we are successful in growing our business as we plan, we expect operating expenses to increase, and as a result, we will need to generate increased quarterly revenue to achieve and maintain profitability. In particular, as we grow our business, we would incur additional costs and expenses related to:

*	The expansion of our sales force and distribution channels

*	The expansion of our product and services offerings

*	Development of relationships with strategic business partners

*	The expansion of management and infrastructure

*	Brand development, marketing and other promotional activities.

These additional costs and expenses could delay our ability to achieve profitability.

        OUR SUCCESS DEPENDS TO A GREAT EXTENT ON OUR ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY.

        Our future success depends upon our proprietary technology. We intend to try to protect our proprietary information through the use of patent, copyright, trademark, trade secret laws, confidentiality procedures and contractual provisions. However, our most important products are not protected by patents, although we have applied for two United States patents. Nonetheless, notwithstanding our efforts to protect our proprietary rights, policing unauthorized use or copying of its proprietary information is difficult, unauthorized use or copying occurs from time to time, and litigation to enforce intellectual property rights could result in significant costs and diversion of resources. Any patents we obtained in the future may be circumvented, challenged, invalidated or designed around by other companies. Despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property. Moreover, the laws of some foreign jurisdictions do not afford the same degree of protection to the Company’s proprietary rights as do the laws of the United States, and effective trademark, copyright, and trade secret protection may not be available in every country in which our products are distributed. Furthermore, our competitors may independently develop similar technology that substantially limits the value of our intellectual property. Our inability to protect adequately our intellectual property for these or other reasons could affect our business, financial condition and operating results.

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

        WE NEED TO EXPAND OUR SALES AND DISTRIBUTION CHANNELS, AND, IF WE FAIL TO DO SO, OUR GROWTH COULD BE LIMITED.

        We will need to significantly expand our direct and indirect sales operations in order to increase market awareness of our products and to generate increased revenue. New sales personnel will require training and take time to achieve full productivity. There is strong competition for qualified sales personnel in our business, and we may not be able to attract and retain sufficient new sales personnel to expand our operations. In addition, we believe that our future success depends upon expansion of our indirect distribution channel, which consists of our relationships with a variety of distributors. To date, we have relationships with only a limited number of these partners. We cannot be certain that we will be able to establish relationships with additional distribution partners on a timely basis, or at all, or that these distribution partners will devote adequate resources to promoting or selling our products. In addition, we may also face potential conflicts between our direct sales force and third-party reselling efforts.

        OUR FINANCIAL PERFORMANCE MAY BE ADVERSELY AFFECTED BY COMPETITION

        The market for our products is characterized by significant and increasing competition. Most of our current and potential competitors have longer operating histories and significantly greater financial, technical and marketing resources than we do. We expect competition to intensify in the future as new companies enter the market on a regular basis. There can be no assurance that existing or future competitors will not develop or offer products that provide significant performance, price or other advantages over those we offer. Such a development could result in price reductions or displacement of our products, which could materially adversely affect our business, results of operations and financial condition.

        IF WE LOSE ANY KEY PERSONNEL, OR FAIL TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL, WE MAY BE UNABLE TO CONTINUE DEVELOPING OUR BUSINESS AND PRODUCT LINE.

        The loss of the services of one or more of our key personnel could materially adversely affect our business, operating results and financial condition. We cannot guarantee that we will be able to retain our key personnel. Our future success also depends on our continuing ability to attract, assimilate and retain highly qualified sales, technical and managerial personnel. Competition for these individuals is intense, and there can be no assurance that we can attract, assimilate or retain necessary personnel in the future.

        INCUMBENT MANAGEMENT OWNS A SIGNIFICANT PERCENTAGE OF OUR OUTSTANDING STOCK, AND CUMULATIVE VOTING IS NOT AVAILABLE TO STOCKHOLDERS.

        Our management owns approximately 19.9% of the outstanding Common Stock (considered on an undiluted basis). Cumulative voting in the election of Directors is not provided for. Accordingly, the holder or holders of a majority of our outstanding shares of Common Stock may elect all of our Board of Directors. Management’s large percentage ownership of our outstanding Common Stock helps enable it to maintain their positions as such and thus control of our business and affairs.

        OUR AUTHORIZED PREFERRED STOCK EXPOSES STOCKHOLDERS TO CERTAIN RISKS.

        Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of Preferred Stock, par value $.01 per share. No shares of Preferred Stock were issued as of June 30, 2002. The authorized Preferred Stock constitutes what is commonly referred to as “blank check” preferred stock. This type of preferred stock allows the Board of Directors to divide the Preferred Stock into series, to designate each series, to fix and determine separately for each series any one or more relative rights and preferences and to issue shares of any series without further stockholder approval. Preferred stock authorized in series allows our Board of Directors to hinder or discourage an attempt to gain control of us by a merger, tender offer at a control premium price, proxy contest or otherwise. Consequently, the Preferred Stock could entrench our management. The market price of our Common Stock could be materially and adversely affected by the existence of the Preferred Stock.

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

        We have various abilities and obligations to issue additional shares of common stock in the future. These abilities and obligations include the following:

*	Approximately 950,000 registered shares of our Common Stock are available for issuance to outside consultants to compensate them for services provided

*	Options to purchase approximately 360,000 registered shares of our Common Stock had been granted as of October 10, 2002

*	Options to purchase an additional 3,961,000 unregistered shares had been granted as of October 10, 2002

*	Warrants to purchase approximately 1,030,000 unregistered shares of Common Stock had been issued as of October 10, 2002

*	Debentures, convertible into between 130,000 and 400,000 unregistered shares of Common Stock (depending on the price of the common stock at the time of conversion), had been issued as of October 10, 2002

The options and warrants described above permit the holders to purchase shares of Common Stock at specified prices. These purchase prices may be less than the then current market price of our Common Stock. Any shares of Common Stock issued pursuant to these options or warrants (or the convertible debentures described above) would further dilute the percentage ownership of existing stockholders. The terms on which we could obtain additional capital during the life of these options, warrants or convertible debentures may be adversely affected because of such potential dilution. Moreover, we may register in the future some or all of the unregistered shares list above, thus accelerating the date after which these shares may be legally sold. Finally, we may issue additional shares in the future other than as listed above. There are no preemptive rights in connection with our Common Stock. Thus, the percentage ownership of existing stockholders may be diluted if we issue additional shares in the future. For issuances of shares and grants of options to consultants, our Board of Directors will determine the timing and size of the issuances and grants, and the consideration or services required therefor. Our Board of Directors intends to use its reasonable business judgment to fulfill its fiduciary obligations to our then existing stockholders in connection with any such issuance or grant. Nonetheless, future issuances of additional shares could cause immediate and substantial dilution to the net tangible book value of shares of Common Stock issued and outstanding immediately before such transaction. Any future decrease in the net tangible book value of such issued and outstanding shares could materially and adversely affect the market value of the shares.

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

BUSINESS

BAC ID Background

         IQ Biometrix California, Inc. (“IQB”) was formed in July 2001 for purposes of engaging in the business of developing products for the facial imagery market. The FACES technology was initially developed by InterQuest Inc. (“InterQuest”), a Canadian company founded by Pierre Cote, currently the Company’s largest stockholder. InterQuest launched the FACES technology near the end of 1998. However, InterQuest was eventually declared bankrupt under Canadian bankruptcy law on October 30, 2000. A member of the Company’s management familiar with InterQuest has expressed the strong belief that InterQuest’s failure was due to dissension and fighting among certain InterQuest stockholders and not due to the merits of the FACES technology. On August 13, 2001, another undercapitalized Canadian company acquired the FACES technology in the bankruptcy proceeding on a deferred payment basis. When this acquirer was unable to raise funds to meet the deferred payments, it defaulted and filed for bankruptcy on September 6, 2001. Management believe that this acquirer never commenced the exploitation of the FACES technology in any meaningful manner. After this second bankruptcy, the secured lender reassumed control over the rights to the FACES technology. This lender completed the outright sale of the rights to the FACES technology to a subsidiary of the Company on March 27, 2002 for a cash purchase price of $110,000.

        Prior to the Merger, IQB had combined its original facial recognition software business with the business of CISystems, Inc. (“CIS”), a Delaware corporation. CIS was formed in July 2000 by Eric McAfee, the Company’s Chairman of the Board, for purposes of engaging in the business of developing a systems approach to the communication of broadband data between widely dispersed locations, utilizing in some cases two-way satellite connectivity. A principal application of this system enabled developers of content to transmit their content to remote persons. For example, employers could develop training materials and then transmit these material to employees working from home. CIS’s software and the connectivity provided by third party vendors enabled CIS’s customers to provide tese solutions. Recognizing the need to integrate proprietary content into its system, CIS acquired the exclusive rights to several software solutions and content sources during 2001. After the September 11, 2001 terrorist attacks, CIS focused its content and software solutions on the security market, largely changing the direction in which its business had previously been directed.

        The management of IQB and the management of CIS became acquainted with each other during the summer of 2001. After they became acquainted and as events developed through the following autumn, the management of IQB and the management of CIS came to believe that the combination of their respective businesses could enable enterprise-level solutions for the needs of law enforcement agencies and other potential customers, a result that IQB could not achieve on its own. They also believed that such solutions could be justifiably pursued by means of a publicly traded company. Thus, the management of IQB and the management of CIS decided to combine their respective businesses by means of IQB’s acquisition of all of the assets of CIS in exchange for shares of IQB’s common stock. This acquisition was completed on November 12, 2001. After this transaction, the original stockholders of IQB (as a group) and the former stockholders of CIS (as a group) each owned approximately one-half of the shares of IQB’s common stock outstanding after the transaction. IQB subsequently entered into the Merger so that its business could thereafter be undertaken through a publicly traded entity.

Industry BAC ID Background

        Management believes that increasing violence and crime have become a major global concern, and crime prevention is a top priority in many countries. Management also believes that police agencies have taken steps to develop crime-analysis mechanisms, directives and training programs to promote prevention as an efficient and pro-active way of fighting crime, and are currently seeking additional tools to use in this connection. Cooperation between law enforcement agencies, authorities, organizations and citizens seems to show a growing desire for crime prevention and a recognition of the need for new tools to combat lawlessness and effectively determine a person’s identity. The attacks on the World Trade Center and Pentagon on September 11, 2001 seem to have heightened greatly the need for the development of products that can prevent crime generally and international terrorism specifically.

The IQB Solution

        In connection with the Merger, the Company acquired the proprietary FACES technology. Management believes that this technology will help solve the growing need for effective crime and terrorism fighting tools as well as offering potential applications relating to other industries. The FACES technology allows the easy creation and re-creation of billions of human faces through an exhaustive database of facial features. The FACES software not only creates composite pictures with remarkable ease and speed, but also automatically converts the composite into unique BioMetric Alphanumerical Codes or BAC IDs.

        The BAC ID is the digital imprint of the face. Every BAC ID is as unique with respect to a particular face just as fingerprints or DNA are to a particular person. Because of the digital character of the BAC IDs, they can be transferred anywhere in the world via any telecommunications network (phone, fax, Internet) and can instantaneously reproduce high quality facial composites in the receiving location. The FACES technology can help law enforcement to identify and capture criminals quickly and efficiently. It can also be used to assist in determining a person’s identity.

        The FACES software first gained public recognition through its use by the highly-rated “America’s Most Wanted” television series to capture criminals, and its endorsement by host John Walsh. The first time the FACES software was used on the show, it helped law enforcement capture a serial rapist of young girls within 48 hours of the show’s airing when the mother of the criminal recognized her son and called the show’s 800 number. The key component of the Company’s solution to the need for crime and terrorism prevention products is the continued refinement and development of flexible, affordable and effective facial imagery software products and enterprise-level solutions that address identification and security markets worldwide, that enable the crime solving, prevention and security sectors to track down and identify suspects rapidly, and that establish a world standard for the comparison of facial images.

Strategy

        The Company’s goal is to become a leader in the field of facial imagery. The Company plans to strive for this goal through the following key strategies:

*	Establish and maintain the FACES software as an industry leader. One of the Company's strategies is to posture the FACES software as a state-of-the-art, easy to use, efficient product. Management believes that the FACES software represents a significant leap forward in simplicity of design and usability, revolutionizing the criminal identification and capture process. It can assist anti-terrorism, law enforcement, security and public safety personnel to identify terrorists and criminals, and to solve crimes, both by its standardized coding system of all facial elements and by its ability to exchange information more quickly and efficiently between agencies in comparison to the previous form of graphical exchange. To maintain the technological leadership that the Company believes it has, the Company plans to continue to devote significant resources to research and development efforts. The Company intends to make available the finest facial recognition technology on the market to anti-terrorism, law enforcement, security and public safety personnel.

*	Build strong brand recognition. The Company's strategy is to develop, promote, advertise and increase the brand equity and visibility of the FACES software and its other products and services through excellent product and service offerings, and a variety of marketing and promotional techniques using a variety of media, and conducting an ongoing public relations campaign. To help build strong brand recognition and lay the foundation for sales of enhanced products developed in the future, 50,000 copies of the FACES CD-ROM were donated to police departments across North America in 1998 and 1999. This undertaking resulted in endorsements from a number of major law enforcement organizations, and management believes that the FACES products was well received by the recipients of these copies.

*	Development of new products. The Company intends to seek to continue to develop and refine its existing products, and to develop and commercialize various computer programs and products using the BAC ID technology. The Company's research and development strategy is to leverage this technology at all levels of development in order to translate it into a high-contribution, recurrent revenue stream. The Company does not expect to require a significant amount of additional development expenses to pursue this strategy. The Company expects to commence the market rollout of FACES Version 4.0 (the latest version of the software) in January of 2003. In addition, the Company is extending the FACES technology to produce a facial recognition software application using the BAC ID technology to verify and authenticate identities for security purposes. This software, called FACESCAN, is discussed in greater detail herein. The Company also plans on developing additional applications for the FACES technology in a number of specific markets.

*	Position the BAC ID technology as an international standard. The Company's strategy includes the ultimate goal of positioning the BAC ID technology as an international standard for law enforcement that will unite the public and law-enforcement agencies in a common and interactive action against crime. In a global environment, the adoption of a common system on a worldwide basis would enhance information sharing and therefore would contribute to facilitating crime prevention and solving. BAC IDs, the unique morphological coding of the FACES software, has made setting an industry standard possible for the first time. The Company software is being developed with a view to setting a standard throughout the world for the production of realistic facial images on a uniform platform, and management believes that the BAC ID could serve as the first international standard in the transmission of facial recognition data.

*	Continue to receive valuable endorsements, recognition and product use. The FACES technology has been endorsed by many organizations (including the FBI Academy in Quantico) and has won numerous awards and recognitions all around the world. Additional endorsements have been received from Crime Stoppers International, Pennsylvania Law Enforcement Officers Association, Child Find, the Our Missing Children division of the Royal Canadian Mounted Police, and Victims of Violence for Missing Children. The FBI Academy in Quantico has adopted FACES as an official training tool for FBI agents and uses the product to give seminars in foreign countries. In addition to the endorsements received from professional organizations accrediting the product as an effective and reliable tool for law-enforcement, the Fox Network television series “America’s Most Wanted,” which is viewed by 15 million people every week, has adopted the FACES software as an official crime-solving tool. The host of the series, John Walsh, is the official spokesperson for the FACES software.

*	Maintain a strong commitment to customer satisfaction. The Company understands that (in order for it to be successful) its customers must be satisfied with the Company’s products. The Company is committed to customer satisfaction throughout its organization. In order to accomplish this, the Company will invest substantial time and effort in testing its products and working closely with its customers to quickly address any issues that arise. The Company will focus on providing its customers with the technical assistance and capabilities required to ensure a satisfactory experience with the Company’s products. Customers are able to access support, via e-mail and telephone during normal business hours. The Company supplements its telephone support with Web-based support services. In addition, the Company offers, primarily through certified training partners, classes and training programs for its products.

*	Continue to develop a strong network of strategic partners. The Company has developed a number of formal and informal strategic relationships with persons whose services are necessary to develop and implement the Company’s business strategy. The Company is entering into a new phase of research and development in which it is strategically aligning itself with partners in the scientific and university communities to ensure rapid development of new FACES applications. For instance, the Company just recently entered into a long-term partnership with the California State University whereby the Company will receive a broad range of support from various departments of this university.

*	Expand sales and distribution channels. The Company intends to address a broader market for its products by seeking to increase the number of distributors of its products as well continuing it direct selling efforts. Distributors will be chosen carefully, with regard to vertical and geographic focus, as the Company diligently works with each distributor to generate sales. In addition, the Company believes that international markets represent a significant market for its products and services, and the Company has established an early marketing, sales and support presence in selected international markets, including targeted European and Asian countries, to enhance the Company’s long-term competitive advantage in these regions. When appropriate, the Company will implement localized versions of its software.

*	Pursue incremental revenue opportunities. The Company intends to leverage its FACES technology to broaden its presence and develop additional revenue opportunities. For instance, the Company expects to receive meaningful revenues from training users of the Company’s software, primarily over the Internet. Future revenue opportunities are expected to grow out of the Company’s technology, although the exact nature of these can not now be determined. Nevertheless, the Company will also maintain a vigilant lookout for such opportunities.

*	Attract and retain exceptional employees. The Company believes that versatile and experienced employees provide significant advantages in the rapidly evolving market in which it will compete. The Company is committed to building a talented employee base and to attracting an experienced management team.

Certain Characteristics of the Software Industry

        The market for the Company’s products is characterized by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changing customer demands and evolving industry standards, any of which can render existing products obsolete and unmarketable. The Company believes that its future success will depend in large part on its ability to timely develop new products that achieve market acceptance, to maintain technological competitiveness and to meet a changing range of customer requirements and expectations. There can be no assurance that the announcement or introduction of new products by the Company or its competitors or any change in industry standards will not cause customers to defer or cancel purchases of existing products, which could materially adversely affect the Company’s business, operating results and financial condition. Major new products and product enhancements can require long development and testing periods. In addition, customers may delay their purchasing decisions in anticipation of the general availability of new or enhanced versions of the Company’s products. As a result, significant delays in the general availability of such new releases or significant problems arising during customer use of such new releases could materially adversely affect the Company’s business, operating results and financial condition. Any failure by the Company to develop successfully, on a timely and cost effective basis, product enhancements or new products that respond to technological change, evolving industry standards or customer requirements or expectations, or of such new products and product enhancements to achieve market acceptance could materially adversely affect the Company’s business, operating results and financial condition.

Products

Overview

        The FACES technology is a revolutionary tool that allows the creation and re-creation of billions of human faces. This advanced technology should prove useful to any agency or organization whose responsibility lies in the public safety and security arena.

        The first phase of developing the FACES technology consisted of gathering a large number of photographs from people with varied facial elements. The Research and Development team headed by Pierre Cote and featuring computer graphic artists proceeded to adjust the facial elements to create a “universal skin” (patent pending) and a central database of facial features. Once these results were obtained, a group of external and internal programmers created the software which has since become the core of the FACES product. The exhaustive database of facial features comprising this software allows the easy creation and re-creation of billions of human faces. As an illustration, FACES 3.0 (the current version publicly available) can generate a number of different faces equal to 38 to the 64th power.

        A key element of the FACES software is the Biometric Alphanumeric Code (BAC ID), a system whereby each composite picture generates a unique alphanumeric code. The BAC ID is a digital imprint of the face. Every BAC ID is as unique with respect to a particular face just as fingerprints or DNA are to a particular person. The greatest advantage of this technical feature is that it allows users to send perfect quality composites across the world in just a few seconds. BAC IDs can be sent via any telecommunications network (phone, fax, Internet). Once the code is typed into the Enter BAC ID dialog box, the corresponding composite picture is automatically generated on the user’s screen. Not only does the BAC ID make the electronic transmission of graphic data unnecessary, but it also resolves network and device compatibility problems since the only tool required to exchange composites is the FACES software. The transfer of coded data through the Internet can be done in a fraction of a second while the transmission of conventional images is usually quite lengthy, complicated and unreliable.

        The FACES product helps law enforcement to identify and capture criminals quickly and efficiently. This product transforms the identification process into a quick, two-step procedure that can be performed by anyone with access to a computer using the FACES software. Originally designed for the law-enforcement community, the BAC ID specialized coding technology could result in dozens of secondary applications. In addition, the unique morphological coding of the FACES database has created for the first time the possibility of an industry standard for comparing facial images from law enforcement agencies, private security and businesses at risk throughout the world.

Product Development, Manufacturing and Fulfillment

        Generally, the Company’s software products are developed internally with some assistance from outside contractors. This development process enables the Company to maintain close technical control over its products and gives the Company the freedom to designate which modifications and enhancements are most important and when they should be implemented. Product documentation is generally created internally. The Company believes that a crucial factor in the success of a new product is getting it to market quickly to respond to new user needs or advances in hardware, without compromising product quality. The Company strives to become informed at the earliest possible time about changing usage patterns and hardware advances that may affect software design.

        The Company contracts out most of its manufacturing activity to third parties. There are other custom manufacturers that the Company could use in the event outsourced manufacturing becomes unavailable from current vendors. The Company has multiple sources for raw materials, supplies, and components. Quality control tests are occasionally performed on finished products.

        The Company manages all product fulfillment, information processing, vendor management, logistics services, licensing, and related supporting functions from its Fresno, California location.

Current FACES Products

        FACES 3.0. User-friendly, FACES 3.0 requires no special training, allowing even those with limited computer skills to become fully competent in use of the product in little time. Unlike other composite-picture tools on the market, FACES is remarkably efficient. By simply clicking on the easy-to-find features with the mouse, the average user can create a complete picture in fewer than 10 minutes. Containing these facial features and a wide range of accessories, the FACES database allows the creation of more than one billion combinations of photo-like adult faces (ages 17 to 60) of either sex and of any race. The FACES CD-ROM is PC and Mac-compatible and can be run on any standard desktop or portable computer with a CD-ROM drive, making it fully adaptable to any working environment. About 700 MB of memory is needed on a system’s hard drive to install FACES or the software can be run directly from the CD-ROM drive. Each FACES CD-ROM comes in three languages: English, French and Spanish. This product is also available in German. The FACES technology now has approximately 160,000 licenses worldwide.

FACES Products under Development

        The Company is actively involved in the development of new products. However, the Company’s new products may not be released on the anticipated schedule, and they may not achieve market acceptance or adequately address the changing needs of the marketplace on a timely basis, despite the dedication of significant resources to the development of the products. Any such failure could result in the Company’s having little or no return on its investment of significant resources, which could adversely affect the Company’s business. The following is a discussion of some of the products currently under development.

        FACES, Version 4.0. Version 4.0 contains a more attractive interface for general applications by untrained users. It also contains various tools that allow for easier browsing and searching of facial features. While FACES Version 3.0 includes approximately 4,000 facial features, FACES Version 4.0 will include approximately 5,000 facial features, including many more ethnic facial elements and hairstyle gathered through photograph sessions held in Fresno, California with the participation of the California State University. Perhaps most importantly, FACES Version 4.0 will include an enterprise-level component to it, extending the utility of this product beyond a single desktop user. This product is currently in beta release and is expected to be released for full shipment in January, 2003.

        FACES, Version 5.0. This version will include expanded features such as child faces and senior citizens (toddler to 90 years old and more). This sophisticated version will include a new BAC ID that will be compatible with the FACESCAN technology that is currently under development and that is discussed below. This product is expected to be released some time during 2004.

FACESCAN

        The facial recognition FACESCAN technology is an outgrowth of the FACES technology. The unique features of the FACESCAN technology have been under development since 2000. The FACESCAN technology uses the BAC ID technology to address identity verification and authentication needs for security purposes. This technology is intended (upon completion of its development) to enable users to generate in seconds composite pictures and InterCodes from digitized photographs, which may include captured video images. This capability is expected to find use in airports, border control and other locations to identify suspected criminals and terrorists.

        Using FACESCAN, a security agent, customs official or police officer will be able to compare the InterCode for the face of a particular person to similar pictures in a database in an attempt to determine a person’s identity. The FACESCAN algorithm will allow different searches through one facial feature or a combination of facial features. Moreover, the FACESCAN technology could be used to secure credit cards, ATM Cards, Medicare cards, passports, building access cards and driver’s licenses by integrating the user’s encrypted BAC ID on the magnetic band of the card for a visual authentication before any transaction approval.

        This system could substantially decrease identification fraud, one of the areas of high crime activity in the United States, and be a useful tool at ports of entry for the apprehension of suspected terrorists. Although an early 2003 release date for this product was originally scheduled, the Company has determined further development of this product is required, and no revised release date or range of release dates for this product is currently set. The expected enterprise-level component of FACES Version 4.0 is expected to address some of the functionality that the FACESCAN was expected to provide.

User Training

        The Company initially established a certification program conducted through a 16-hour seminar managed by certified trainers throughout the U.S. and Canada. This program enabled FACES users to improve their abilities to produce proper composites so as to maximize the potential of the FACES technology. As of October 10, 2002, the Company had already trained and certified 14 instructors in the states of Texas, Alabama, Indiana, Illinois, Florida, Wisconsin, Colorado and California. The Company receives a portion of the amount charged to participants at the seminars. To train users in the future, the Company now plans on focusing primarily on an Internet-based e-learning initiative to offer law enforcement agencies a continuous education program on a monthly subscription basis that will bring the Company a recurrent revenue stream. In this connection, the Company recently entered into a partnership with Fresno State University for that institution to develop an e-learning curriculum. The e-learning approach will be scalable and greatly reduce the need for human interaction. The Company expects that the certified trainers in the seminars will eventually become on-line tutors as part of the e-learning initiative. The Company expects that the on-line training will take approximately 16 hours and will focus on cognitive interviewing, and that the Company will charge approximately $250 for each participant in the training.

Market and Marketing

        The Company’s marketing strategy aims to penetrate strongly the three following target markets:

*	Public security/law enforcement agencies.

*	General public

*	Private security/businesses at risk

        The public security/law enforcement agencies segment of the market in North America, Europe and Asia is approximately 1,000,000, 1,274,000 and 1,559,000 (respectively) potential end users, primarily police officers. To date, about 4,500 police departments and/or law enforcement agencies have already received a copy of FACES. The Company believes that it has reached a small portion of the market thus far and has ample room to penetrate this market further.

        The private security/businesses at risk segment of the market is strongly dominated by security agents and investigators (with 60% of the market) and alarm companies (with 25% of the market), with the remainder of the market being comprised of security consultants, armored car services and other persons. With over 15,000 companies in the United States, the security agents and investigators market represents up to $41.1 billion and approximately 1.3 million employees. The number of personnel in this segment of the market in North America, Europe and Asia are approximately 1,300,000, 1,284,000 and 392,000. Businesses at risk include banks, convenient stores, liquor stores, and corporate buildings.

         Approximately 15,000 copies of the FACES software has been sold to the general public and schools. As of October, 2002, the Company has re-seller relationships with over 25 distributors. These distributors market to a variety of retail customers, primarily targeting education and law enforcement.

        Historically, sales of the Company’s products (as a percentage of the total sales of the Company’s products) have been approximately as follows:

*	50% to the public security/law enforcement agencies

*	45% to general public

*	5% to private security/businesses at risk

        The Company's marketing strategy involves the following three phases:

*	Phase I - will aim at validating FACES through its adoption by law-enforcement and security professionals and at building a brand name and product awareness in these industries. This phase emphasized communications, public relations, a widely spread public relations campaign, hundreds of articles in major magazines, coverage on TV and radio on major American TV shows, participation in trade shows, promotion and advertising. This phase is largely completed.

*	Phase II - will aim at building strong sales channels to answer the demand created for the Company’s products and in achieving the Company’s ultimate goal of having the FACES technology become an international standard for facial recognition and comparison. This phase will strategically involve the previously announced relationship with SocialTech of Redwood City, California. SocialTech has developed a program called “TRAK - Technology to Recover Abducted Kids,”, a computer software system that was originally designed to help law enforcement agencies locate and recover abducted children. The TRAK system is used by more than 1400 police departments and is currently implemented at all 600 police departments in the State of New Jersey. TRAK has been used in countless types of cases, assisting law enforcement in the process of communicating important visual information. This system allows any police officer to quickly and efficiently create high-resolution photo bulletins and share them electronically with other law enforcement jurisdictions, the media, and the community, when they deem it appropriate.

*	Phase III - will aim at developing enterprise-level solutions for the needs of law enforcement agencies and other potential customers. For example, a search engine could be developed that matches FACES composite pictures represented by BAC IDs and existing pictures filed in databases to facilitate the apprehension of criminals.

The Company intends to use the following approaches in connection with its marketing efforts:

        Public relations and Communications. The Company intends to use the following techniques to ensure a strong exposure for FACES:

*	A regular flow of press releases and public relations with the media

*	Numerous articles in newspapers and magazines around the world

*	Broadcast of FACES success stories

*	Comments on various news shows with respect to FACES and its usefulness in apprehending criminals

*	Appearances by Company personnel (including spokesperson John Walsh) on various TV and radio shows to talk about FACES, plus interviews with journalists

*	Recognition through prizes and awards

*	Positive critical reviews in consumers buyers guides

*	Promotion and contests through our Web site

        Advertising. Although advertising is an important component of the Company’s marketing strategy, the Company has heretofore primarily used media and public relations as support to brand awareness because of its limited financial resources. The Company has planned the following advertising:
*	Free advertising through the use of FACES on America's Most Wanted show and articles in newspapers and other publications

*	Direct mailing response program to law enforcement agencies

*	Selective advertising in law enforcement and security publications

        Trade Shows. Fairs and trade shows are another source of publicity that will be used to create awareness of the FACES name.

        Lobbying. The Company intends to lobby United States congressmen, senators and international organizations, National Institute of Justice and governments for the official approval of FACES as the new protocol of communication in composite pictures.

        Conventional Distributors and/or Licensing Agreements.

Among the distribtors that the Company has entered an agreement with include the U.S. Calvary, Career Institute and Wards Natural Science. The Company intends to use the following channels for selling its products:

        Resellers Partnership Program. The Company has developed an International Reseller Partnership program which includes resellers in many European countries, Australia and among integrators and/or small distributors. These distributors sell FACES on a non-exclusive basis. The Company has signed up approximately 25 new resellers. This program was officially launched on April 12, 2001, and the Company is now recruiting resellers in the United States, Asia (Pakistan and Unified Arab Emirates) and South Africa.

        Web stores. The Company has developed a channel of distribution through Web and on-line stores, giving to the Company the possibility to reach virtual and on-line shoppers.

        Catalogues. The Company uses catalogues to develop sales in Canada, the United States and internationally. The Company has signed several agreements with catalogue distributors to cover different market sectors.

        Internet. The Internet is a significant component in the Company’s marketing strategy. The Company is presently developing an advertising program for major national publicity agencies to sell advertising on the America’s Most Wanted (“AMW”) Web site. The Company has the exclusive rights to host and manage the site until 2004. As part of the agreement to manage and host this Web site, the Company will receive 40% of the net revenues from products sold through the site. Products sold will include AMW paraphernalia, personal security products and various books and magazines, as well as the FACES software. In 2002, the Company is exploring the possible installation of a portal on America’s Most Wanted Web site providing their viewers with free e-mail addresses and services. This will allow the Company to create a huge database of e-mail users interested in crime-solving and prevention products. The Company also has its own Web site, through which sells its products.

Intellectual Property

        The Company regards its technology, patents applications, service marks, trademarks, trade dress, trade secrets, copyrights and similar intellectual property as critical to its success, and relies on a combination of patent law, trademark law, trade secret protection, copyrights law and confidentiality and/or license agreements with its employees, customers, partners and others to protect its proprietary rights. For example, the Company licenses its software pursuant to shrinkwrap or signed license agreements, which impose certain restrictions on licensees’ ability to utilize the software. In addition, the Company pursues the registration of its trademarks and logos in the United States and Canada, and has received registrations of certain of its trademarks and logos in the United States and Canada.

        The Company currently has no issued United States or foreign patents, although it has applied for three United States and Canadian patents covering “Method and apparatus for creating facial images” and “BAC ID.” Conceivably, no patents will issue from the Company’s currently pending patent applications and the Company’s potential future patents may be found invalid or unenforceable, or otherwise be successfully challenged. Furthermore, any patent issued to the Company may not provide the Company with any competitive advantages, the Company may not develop future proprietary products or technologies that are patentable, and the patents of others may seriously limit the Company’s ability to do business. In this regard, the Company has not performed any comprehensive analysis of patents of others that may limit the Company’s ability to do business.

        Despite the Company’s efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company’s products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company’s products is difficult, and while the Company is unable to determine the extent to which piracy of the Company’s software products has occurred or will hereafter occur, software piracy can be expected to be a potential problem. In addition, effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which the Company’s products are sold. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate or that third parties will not infringe or misappropriate the Company’s technology, patent applications, trademarks, trade dress and similar proprietary rights.

        In addition, while the Company is not aware of its products, trademarks or other proprietary rights infringing the proprietary rights of third parties, there can be no assurance that other parties will not assert infringement claims against the Company in the future based on current or future products. The Company may be subject to legal proceedings and claims from time to time in the ordinary course of its business, including claims of alleged infringement of the patents, trademarks and other intellectual property rights of third parties by the Company and its licensees. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. In addition, parties making these claims may be able to obtain an injunction, which could prevent the Company from selling its products in the United States or abroad. Any of these results could harm the Company’s business. The Company may increasingly be subject to infringement claims as the number of products and competitors in the Company’s industry grow and functionalities of products overlap. Furthermore, former employers of the Company’s current and future employees may assert that the Company’s employees have improperly disclosed confidential or proprietary information to the Company.

Competition

        The software business is intensely competitive and subject to rapid technological change. The Company’s success will depend significantly on its ability to adapt to a changing competitive environment, to develop more advanced products more rapidly and less expensively than its competitors, and to educate potential customers as to the benefits of its products relative to those of its competitors. The Company’s current competitors include:

*	Visionics Corporation and Viisage Technology, Inc., each of which is a publicly traded company

*	Smith and Wesson, whose product is Identi-Kit

*	C.R.I.M.E.S., whose product is comprised of various modules such as Suspect ID, Face ID, Crime Lab, Crime Capture System and Vehicle ID

*	Strey Consulting, whose products includes MUGsearch, FACEsearch, PRINTsearch, FACEkit and MUGsearch Plus

*	The SIRCHIE Group, which produces a variety of criminal investigation equipment and supplies.

        The Company believes that the principal competitive factors in its markets are price, product features, product performance, ease of use, quality of support and service, company reputation. The Company intends to compete vigorously in all of these aspects. The Company believes that its product offering is superior to competing products in terms of price, ease of use, depth and extent of data bank, and data transfer capacity. Nevertheless, most of the Company’s current and potential competitors have longer operating histories, greater brand recognition, larger customer bases and significantly greater financial, marketing and other resources than the Company. Such competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than the Company. Also, most current and potential competitors have greater name recognition. Some could possess the ability to leverage significant installed customer bases. These companies could integrate their software with their widely accepted products which would result in a loss of market share for the Company. Moreover, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing their ability to address the needs of the Company’s prospective customers. The Company’s current or future vendors may in the future establish cooperative relationships with current or potential competitors of the Company, thereby limiting the Company’s ability to sell its products through particular distribution channels. Accordingly, new competitors or alliances among current and new competitors could emerge and rapidly gain significant market share. Such competition could materially adversely affect the Company’s ability to sell its products.

        The Company expects additional competition as other established and emerging companies enter into the facial imagery software market and new products and technologies are introduced. The Company’s future and existing competitors could introduce products with superior features, scalability and functionality at lower prices than the Company’s products. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, longer sales cycles and loss of market share, any of which would materially adversely affect the Company’s business, operating results and financial condition. The Company may not be able to compete successfully against current and future competitors, and the failure to do so would result in the Company’s business being materially and adversely affected.

Employees

        As of October 10, 2002, the Company had seven full-time employees and a varying number of consultants and part-time employees ranging up to a total of approximately 10 persons. Although the competition for employees is at times intense due to market conditions, the Company does not now foresee problems in hiring additional qualified employees to meet its labor needs. The Company’s employees are not covered by a collective bargaining agreement and relations with them are considered to be good.

Facilities

        The Company’s principal executive offices are located in Cupertino, California with engineering and marketing offices in Fresno, California where the Company leases approximately 3,000 square feet under a fairly short-term lease. The Company has no reason to believe that the landlord under the lease has any intention to terminate or otherwise not renew such lease. In addition, the Company believes that adequate, alternative premises could be located if such lease were ever terminated or otherwise not renewed. The Company also leases space of approximately 1,000 square feet in Houston, Texas for various administrative personnel.

ITEM 3. LEGAL PROCEEDINGS

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        The Company’s common stock (the “Common Stock”) is traded on the OTC Bulletin Board under the symbol “JVWW.OB”. As of October 10, 2002, the Company had approximately 171 holders of record. Presented below are the high and low closing prices of the Common Stock for the periods indicated:

                                                         High(1)          Low(1)

         Fiscal year ending June 30, 2002:

         Fourth Quarter                                  $1.95            $ 0.60

         Third Quarter                                   $2.35            $ 0.20

         Second Quarter                                  $ .30            $ 0.09

         First Quarter                                   $ .12            $ 0.18

         Fiscal year ending June 30, 2001:

         Fourth Quarter                               $ 0.3438            $ 0.17

         Third Quarter                                $ 0.9844          $ 0.2188

         Second Quarter                                $1.3125          $ 0.2188

         First Quarter                                 $2.4062           $1.3125

        The Company has never paid cash dividends, and has no intentions of paying cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S PLAN OF OPERATION.

Summary

IQ Biometrix, Inc. is a security software and services company headquartered in Cupertino, California with offices in Fresno, California and Houston, Texas. The Company is one of the leading provider of facial composite software to police and government agencies in North America, with more than 160,000 licenses of its FACESTM software in approximately in 5,000 police departments, the US military, the Central Intelligence Agency and the FBI.

The FACES technology is a revolutionary tool that allows the creation and re-creation of billions of human faces. This advanced technology can be used by any agency or organization whose responsibility lies in the public safety and security arena. The unique morphological coding of the FACES database of approximately 4,000 facial features has made it possible, for the first time, to set an industry standard for the comparison of facial images from law enforcement agencies, private security and businesses. Available now in beta form, FACES version 4.0 includes approximately 6,000 facial features.

The Company’s plan of operations for the next 12 months are centered around two main objectives:

        o The launching of Faces 4.0, and related services, for which initial product delivery of the e-learning component is scheduled for late fall, and

        o Development of an enterprise solution, which is currently in the design stage, with an anticipated product delivery date in the first quarter of year 2003.

The launching of Faces 4.0 is anticipated to include a suite of related services. The bundle of services will be offered separately, or as an integrated product/service offering. The array of services to be offered within this service package will include:

        o The Faces 4.0 product, scheduled for release early in the first quarter of calendar year 2003,

        o An e-learning course, to be centered around cognitive interviewing techniques for the law enforcement community which use the Faces product as a key component, scheduled for a late fall 2002 release

        o A standardization and authentication certification process for graduates of the e-learning course,

        o Academic accreditation for the course, and

        o An on-line community where law enforcement professionals, as well as interested civilians can congregate to share information, techniques, and success stories.

In planning for the launch of the Faces 4.0 integrated service package, the company intends to utilize a broad-based marketing and media campaign. The company has two key leverage points:

        o A previously announced relationship with “TRAK - Technology to Recover Abducted Kids,”, a computer software system that was originally designed to help law enforcement agencies locate and recover abducted children. It has since been used in countless types of cases, assisting law enforcement in the process of communicating important visual information. This system allows any police officer to quickly and efficiently create high-resolution photo bulletins and share them electronically with other law enforcement jurisdictions, the media, and the community, when they deem it appropriate. Learn more at http://socialtech.trak.org/.

        o A strategic relationship with the Fox Network television series “America’s Most Wanted,” (AMW) which is viewed by 15 million people every week. AMW has adopted the FACES software as an official crime-solving tool. The host of the series, John Walsh, is the official spokesperson for the FACES software.

The FACESCAN enterprise solution: The facial recognition FACESCAN technology is an outgrowth of the FACES technology. The FACESCAN technology uses the BAC ID technology to address identity verification and authentication needs for security purposes. This technology will (upon completion of its development) enable users to generate composite pictures and BAC IDs from digitized photographs, which may include captured video images. This anticipated capability is expected to find use in airports, border control and other locations to identify suspected criminals and terrorists.

The Company anticipates it will require additional financing, estimated at approximately $2.5 million, to complete the launching of its two new products. The sources of funding are anticipated to come primarily from the exercise of previously issued warrants ($1 million), a private placement of up to $1.5 million, and from sales of its Faces 4.0 product group beginning in the winter of 2002. There is no assurance that the company will be successful in attaining its funding objectives, and will need to scale back operations to the extent full funding is not attained.

A significant item to note involves the existing inventory of Faces 3.0 product. During the Merger of IQBiometrix and JVWeb, Inc., the Faces 3.0 inventory was deemed obsolete by management. As a result, no value for this inventory is represented on our balance sheet. Subsequently, management has explored market applications for our 3.0 product that will add material longevity to its market potential. Although this cannot be represented on our balance sheet, management estimates this renewed role for Faces 3.0 has a revenue value of approximately $2 million.

Financial Information

        The gross revenue by the Company in fiscal 2002 was exclusively generated by the license revenue of Faces 3.0 software. Gross revenue for the period was $98,148. Since the reverse merger of JVWeb Inc., and IQ Biometrix California Inc. occurred in third quarter of the Company’s fiscal year, there is no relevance to prior fiscal year’s comparisons.

         To accomplish its planned revenue growth, the Company has started an aggressive sales and marketing campaign to institutionalize the use of the software in law enforcement. Concurrently, the Company is pursuing contracts among, but not exclusively with, the casino industry, local, state, and national citizen alerts associations, and original equipment manufacturers in the computer industry.

        Revenue from fiscal year 2002 was from a diverse customer base sold mainly on retail in units of 1 to 50. No customer made up more than 2% of gross revenue. Gross profit margin for the period was 29%. A one time shipping charge to move inventory from Montreal, Canada to Fresno, California totaling $19,118, decreased the gross profit margin from 51%.

        Operating expenses for the initial period ending June 30, 2002 are $1,082,413.

        Sales and marketing expense for 2002 were $95,681, or 109% of gross revenue. The majority of the expense is related to personnel-related costs, and costs associated with public relations. A sales and marketing survey was instituted by the Company for a total cost of $7,030. A limited amount of retail advertising was purchased for a total of $12,366. The Company expects sales and marketing to be 14 to 16 percent of total revenue for fiscal 2003.

        General and administrative expenses for fiscal 2002 were $711,251 or 811% of gross revenue. The majority of general and administrative expense is due primarily to personnel-related costs and professional services. The Company maintains offices in Cupertino; Fresno, California; and Houston, Texas. At fiscal year end 2002, the Company employed 7 full time people, and had various independent contactors to provide marketing product feasibility, fundraising, and employee relations, among other services. The total personnel expense including advisors was $312,674 or 44% of total general and administrative expense, and 33% of total expenses. Travel and entertainment costs total $78,374 as the Company set forth its best effort to gain a foothold in an extremely competitive marketplace. The combination of greatly increased revenue in fiscal 2003 and the already established position of the Company, the percentage of general and administrative costs to gross revenue are expected to decrease to 22 to 24 percent.

         Research and development expenses for fiscal 2002 were $153,796 or 175% of gross revenue. The total is due to contracted and internal work associated with the development costs of producing Faces 4.0, the next marketable product for the Company. A beta version has already been established with a market feasibility delivery date of the final version occurring between December 2002 and January 2003. The Company anticipates fiscal year 2003 expenses of $75,000 to complete the Faces 4.0 software platform. The Company is actively pursuing other engineering and development opportunities to create a suite of products and services to compliment and enhance the Faces 4.0 software. The Company expects engineering and development costs to be 11 to 13 percent in fiscal 2003. No software development costs were capitalized in fiscal 2002.

        Non-recurring charges for the year ending June 30, 2002 were not material and exclusively related to the merger of JVWeb Inc., and IQ Biometrix California Inc.

        Interest expense was non-existent in fiscal 2002. The Company began issuing its convertible subordinated debentures having an aggregate primcipal amount up to $1,000,000 beginning in first quarter of fiscal 2003. These debentures bear interest at the rate of six percent (6%) per annum from the issue date through the maturity date. The notes will be payable August 1, 2003. The Company shall pay such interest in cash on the maturity date; however, if the Company elects to redeem the debenture prior to the maturity date, the Company may pay the interest due upon redemption. The Company will also pay bonus interest on the issue date of the principal amount of the debentures in the form of shares of its Common Stock, $.001 par value per share , at the rate of 10,000 shares for every $100,000 principal amount of the debentures. No fractional shares of Common Stock will be issued in connection with the payment of such bonus interest.

        The Company made no provisions of income taxes in fiscal 2002.

        The Company incurred a net loss of $984,265, or $0.06 per share loss for the year ending June 30, 2002

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The report of Company’s Independent Auditors appear at Page F-1 hereof, and the Financial Statements of the Company appear at Page F-2 through F-9 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

        The directors and executive officers of the Company are as follows:

         Name                               Age               Positions

         Eric McAfee                        39                Chairman of the Board
         Greg Micek                         47                Director, President & Secretary
         Morden C. Lazarus                  61                Director
         Lewis Ball                         71                Director
         William Scigliano                  42                Chief Executive Officer
         Paul Schroeder                     39                Chief Financial Officer,
                                                                Treasurer & Controller

        Eric McAfee has served as Chairman of the Board of the Company since March 2002. In January 1998, he founded and became a principal of the Berg McAfee Companies, a venture capital partnership based in Cupertino, California, with investments in Internet, software and telecommunications companies. Mr. McAfee remains a principal of the Berg McAfee Companies. From May 1995 until January 1998, he operated McAfee Capital, a venture capital firm. Mr. McAfee is a graduate of Fresno State University with a B.S. in Management (with an emphasis in statistics) and the Stanford Graduate School of Business Executive Program.

        Greg J. Micek has served as a Director of the Company since inception. He also has served as a Director and the President of JVWeb from inception until the Merger. During March 2002, Mr. Micek was elected as an Executive Vice President and the Chief Financial Officer of the Company. During July 2002, he was elected President of the Company again (and relinquished the office of Executive Vice President and Chief Financial Officer). Since 1983, Mr. Micek has been a principal of The Micek Group, a business consulting firm. Mr. Micek received a bachelor of Arts and a Doctorate of Jurisprudence from Creighton University.

        Morden C. Lazarus has served as a director of the Company since July 2002. Mr. Lazarus has served as a principal of the Montreal law firm of Lazarus, Charbonneau since 1967. He is a member of the Board of Directors of DPC Biosciences Corporation (a company whose shares are traded on the Canadian Venture Stock Exchange), and Anchor Gaming (Canada) Inc. and United Tote (Canada) Inc. (subsidiaries of International Game Technology, a NYSE-traded company). Mr. Lazarus is also Chairman and Chief Executive Officer of ISee3D Inc., company whose shares are publicly traded on the TSX Venture Exchange (a subsidiary of the Toronto Stock Exchange). He received his law degree from McGill University in Montreal.

        Lewis E. Ball has served as a director of the Company since the Merger. He also has served as a Director and the Treasurer and Secretary of JVWeb from August 1998 until the Merger. He has been a financial consultant to a number of companies since 1993. Mr. Ball earned a bachelor of Business Administration in Finance from the University of Texas at Austin, followed by post-graduate studies in accounting at the University of Houston. He is a Certified Public Accountant and a Certified Management Accountant. Mr. Ball has agreed to resign from his seat on the Board of Directors of the Company promptly after the Company has fully complied with Rule 14f-1 under the Securities Exchange Act of 1934.

        William Scigliano has served as Chief Executive Officer of the Company since September 2002. Prior to that time, he had served as Executive Director of the Corporate and Public Issues Division of Ministry of the Attorney General of British Columbia since 1991. Mr. Scigliano received a bachelors Degree from the University of Victoria and a Masters Degree from the Graduate School of Business Administration of the University of Oregon.

        Paul Schroeder has served as Treasurer and Controller of the Company since March 2002. During July 2002, he was also elected Chief Financial Officer. Mr. Schroeder served as Controller of IQB from January 2002 until the Merger. From September 2000 through the present, he has served as Controller at the Berg McAfee Companies and Cagan McAfee Capital Partners, both of Cupertino, California. In December 1983, Mr. Schroeder co-founded Schroeder’s, a retail service company that grew to a high of seventeen outlets and 150 employees. He continued to operate this company until June 2000. Mr. Schroeder is a graduate of San Jose State University with a bachelor of Science in Finance.

        The authorized number of directors of the Company is presently fixed at four. The Board of Directors is contemplating its expansion as well qualified additional persons can be persuaded to serve on the Board. The timing of any expansion and the identity of any person who will be elected as an additional director to fill the newly-created vacancies are not known at this time.

        Each director serves for a term of one year that expires at the following annual stockholders’ meeting. Each officer serves at the pleasure of the Board of Directors and until a successor has been qualified and appointed. Currently, directors of the Company receive no remuneration for their services as such, but the Company will reimburse the directors for any expenses incurred in attending any directors’ meeting.

        There are no family relationships, or other arrangements or understandings between or among any of the directors, executive officers or other person pursuant to which such person was selected to serve as a director or officer, other than for the Voting Agreement described in the section captioned “CHANGE OF CONTROL OF THE COMPANY” above.

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires that the Company’s officers and directors, and person who own more than ten percent of a registered class of the Company’s equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission and furnish the Company with copies of all such Section 16(a) forms. Based solely on its review of written representations from certain reporting person, the Company believes that, during fiscal 2002, each of its officers, directors and greater than ten percent stockholders complied with all such applicable filing requirements.

ITEM 10. EXECUTIVE COMPENSATION.

Summary Compensation Table

        The following table sets forth the compensation paid by the Company to its Chief Executive Officer for services in all capacities to the during the fiscal year ended June 30, 2002.

                                     Annual                 Long-Term
                                    Compensation           Compensation

   (a)                         (b)               (c)           (f)
                             Fiscal
   Name and                   Year                           Restricted
   Principal Position        Ended             Salary       Stock Awards
   ------------------        -----             ------      -------------

   Richard Thompson         6/30/02        $43,333(2)          $90,000(3)
   Chief Executive
   Officer
         _________________

(1) The Columns designated by the SEC for the reporting of certain bonuses, other annual compensation, securities underlying options/SARs, long term incentive plan payouts, and all other compensation, have been eliminated as no such bonuses, other annual compensation, underlying securities, payouts or compensation were awarded to, earned by, paid to or outstanding with respect to any specified person during any fiscal year covered by the table.

(2) Mr. Thompson became Chief Executive Officer on March 23, 2002. He ceased serving as the Company's Chief Executive Officer on July 17, 2002.

(3) In connection with the Merger, the Company assumed a grant of 500,000 restricted shares made by IQB to Mr. Thompson on December 1, 2001. These restricted shares are subject to vesting. Of these shares, 200,000 vested on the date of the grant, and 25,000 shares were to vest every three months thereafter. The figure in the table is based on the 500,000 restricted shares granted multiplied by $.18, the most recent closing price of the Company's stock prior to the date of grant. These 500,000 restricted shares had a value of $475,000 as of June 30, 2002, based on the $.95 closing price of the Company's stock on that date. Mr. Thompson's employment with the Company ceased on July 17, 2002. By that time, 250,000 of the restricted shares had vested. Mr. Thompson and the Company agreed that he would be entitled to retain these 250,000 shares, but that the remaining 250,000 unvested restricted shares would be forfeited.

Stock Option Grants

        During the fiscal year ended June 30, 2002, the Company did not grant any stock options to any person named in the Summary Compensation Table.

Option Exercises/Value of Unexercised Options

        During the fiscal year ended June 30, 2002, no person named in the Summary Compensation Table exercised any stock options to acquire shares of the Company's stock. As of June 30, 2002, no person named in the Summary Compensation Table held any stock options to acquire shares of the Company's stock.

Compensation Agreements with Key Personnel

        The Company has entered into an employment agreement (the "Scigliano Employment Agreement") with William Scigliano, the Chief Executive Officer of the Company. The Scigliano Employment Agreement has a term of two years and will expire in accordance with its terms at the end of July 2004, subject to an earlier termination upon the occurrence of certain customary events. Under the Scigliano Employment Agreement, Mr. Scigliano is to receive an annual salary of $130,000. He also received a $25,000 signing bonus upon execution of the Scigliano Employment Agreement. Mr. Scigliano is also entitled to participate in any and all employee benefit plans hereafter established for the employees of the Company and to receive an expense reimbursement of up to $5,000 per month. The Scigliano Employment Agreement does not contain any covenant not to compete. Moreover, pursuant to an agreement between the Company and Mr. Scigliano, the Company granted to Mr. Scigliano options to purchase 600,000 shares of Common Stock at a per-share purchase price of $.50. These options vest over time so that options to purchase 150,000 shares will vest on each of February 1, 2003, August 1, 2003, February 1, 2004 and August 1, 2003. Unexercised options will expire on August 1, 2007, unless they expire earlier upon the occurrence of certain customary events.

        As a part of the Merger, the Company assumed the existing advisory agreement (the“McAfee Advisory Agreement”) between IQ Biometrix California, Inc. and Eric A. McAfee, a director and the Chairman of the Board of the Company. The McAfee Advisory Agreement has a term of two years and will expire in accordance with its terms at the end of December 2004, subject to earlier termination upon the occurrence of certain events. Under the McAfee Advisory Agreement, Mr. McAfee receives a fee of $9,600 per month. Mr. McAfee is also entitled to participate in any and all employee benefit plans hereafter established for the employees of the Company and to receive an expense reimbursement for Cupertino office rent of $2,800 per month. The McAfee Advisory Agreement does not contain any covenant not to compete.

        The Company has entered into a consulting agreement (the "Lazarus Consulting Agreement") with Morden C. Lazarus, a director of the Company. The Lazarus Consulting Agreement has a term of one year, subject to the right of either party to terminate the agreement upon 14 days' written notice to the other. As compensation for services provided under the Lazarus Consulting Agreement, the Company granted to Mr. Lazarus options to purchase 180,000 shares of Common Stock at a per-share purchase price of $0.10. These options vest over time at a rate of 15,000 shares per month, commencing with December 1, 2001 and continuing on the first day of each of the next 11 months thereafter. Unexercised options will expire on November 30, 2006, unless they expire earlier upon the occurrence of certain customary events.

        Pending Board of Directors approval, the management of the Company entered into an employment agreement (the “Schroeder Employment Agreement”)with Paul Schroeder, the Chief Financial Officer, Treasurer and Controller of the Company. The Schroeder Employment Agreement has a term of two years and will expire in accordance with its terms at the end of July 2004, subject to an earlier termination upon the occurrence of certain customary events. Under the Schroeder Employment Agreement, Mr. Schroeder is to receive a monthly salary of $6,000 per month. Mr. Schroeder is also entitled to participate in any and all employee benefit plans hereafter established for the employees of the Company and to receive an expense reimbursement of reasonable business expenses. The Schroeder Employment Agreement does not contain any covenant not to compete. Moreover, pursuant to a pre-Merger December, 2001 agreement between the Company and Mr. Schroeder, the Company granted to Mr. Schroeder, Mr. Schroeder received Options to purchase 50,000 shares vested on December 1, 2001 (the "Vesting Commencement Date"), and options to purchase 10,000 shares will vest every three months after the Vesting Commencement Date until all options have become vested. Unexercised options will expire on November 30, 2006, unless they expire earlier upon the occurrence of certain customary events.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth as of June 30, 2002 information regarding the beneficial ownership of Common Stock (i) by each stockholder who is known by the Company to own beneficially in excess of 5% of the outstanding Common Stock; (ii) by each director; (iii) by each executive officer; and (iv) by all executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock.

         Name and Address of                         Beneficial Ownership(1)
         Beneficial Owner                      Number of Shares         Percent
         ----------------                      --------------------------------

         Pierre Cote                             3,163,549(2)              19.3%
         2555 W. Bluff #179
         Fresno, California 93711

         Clyde Berg                              1,889,145(3)              11.5%
         10600 N. De Anza Boulevard
         Cupertino, California 95014

         Eric McAfee                             1,676,349(4)              10.2%
         10600 N. De Anza Boulevard
         Cupertino, California 95014

         Sylvie Lariviere                        1,415,420(5)               8.5%
         293 Cahungea Street
         Fresno, California 93035

         Greg J. Micek                           1,201,428                  7.3%
         5444 Westheimer, Suite 2080
         Houston, Texas 77056

         Cagan McAfee Fund                       1,000,000(6)               6.1%
         10600 N. De Anza Boulevard
         Cupertino, California 95014

         Morden C. Lazarus                         496,355(7)               3.0%
         759 Square Victoria, Suite 200
         Montreal, QC
         CANADA  H2Y 2J7

         Paul Schroeder                            136,745(8)                *
         10600 N. De Anza Boulevard
         Cupertino, California 95014

         Lewis E. Ball                              17,142                    *
         6122 Valley Forge
         Houston, Texas 77057

         All directors and officers
         as a group (five persons)               3,528,019(9)              21.2%

*  Less than one percent
---------------------

        (1) Includes shares of Common Stock beneficially owned pursuant to options and warrants exercisable on October 11, 2002 or within 60 days thereafter.

        (2) In a Schedule 13D and a Form 3 both filed with the SEC on April 2, 2002, Mr. Cote reported that his direct ownership of 3,163,549 shares.

        (3) Includes 1,794,570 shares held directly; includes 94,575 shares held by the Berg McAfee Companies, a partnership in which Mr. Berg holds a partnership interest (such 94,575 shares are also included in the table in the figure of shares beneficially owned by Eric McAfee).

        (4) Includes 581,774 shares held directly; includes 1,000,000 shares held by the Cagan McAfee Fund, a partnership in which Mr. McAfee holds a partnership interest (such 1,000,000 shares are also included in the table in the figure of shares beneficially owned by the Cagan McAfee Fund); includes 94,575 shares held by the Berg McAfee Companies, a partnership in which Mr. McAfee holds a partnership interest (such 94,575 shares are also included in the table in the figure of shares beneficially owned by Clyde Berg).

        (5) Includes 1,265,420 shares held directly; includes 150,000 shares beneficially owned pursuant to stock options currently exercisable.

        (6) These shares are also included in the table in the figure of shares beneficially owned by Eric McAfee.

        (7) Includes 316,355 shares held directly; 180,000 shares beneficially owned pursuant to stock options currently exercisable or that become exercisable within the next 60 days.

        (8) Includes 56,745 shares held directly; 80,000 shares beneficially owned pursuant to stock options currently exercisable; does not include 90,000 shares subject to options that will not become exercisable within the next 60 days.

        (9) Includes 2,173,444 shares directly owned; 260,000 shares beneficially owned pursuant to stock options currently exercisable or becoming exercisable within the next 60 days; and 1,094,575 shares beneficially owned indirectly through affiliated entities.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Shortly prior to the Merger, Greg J. Micek loaned $100,000 to IQB pursuant to a Convertible Secured Promissory Note, which provided for the automatic conversion of the promissory note into 100,000 shares of Common Stock. This promissory note was automatically converted into 100,000 shares of Common Stock upon the Merger in accordance with its terms.

        In addition, in connection with the Merger, the Company entered into a Sale and Purchase Agreement with Greg J. Micek, pursuant to which the Company is obligated to sell to Mr. Micek the Company’s dormant electronic commerce assets in consideration of the forgiveness of $30,000 in indebtedness owed by the Company to Mr. Micek. The Sale and Purchase Agreement was not the result of arms-length negotiations. However, the Company’s non-interested director considered the previous history of losses relating to these assets, their extended period of inactivity, their lack of reasonable prospects for future exploitation, the amount of indebtedness to be forgiven in connection with the sale, and the requirement imposed by IQB as a condition to the closing of the Merger that the Company’s dormant electronic commerce assets be disposed of prior to the Merger. After such consideration, the Company’s non-interested director concluded that the sale of the Company’s dormant electronic commerce assets would be in the Company’s best interests. The dormant electronic commerce assets sold included (a) all of the outstanding capital stock owned by the Company in each of Dadandme, Inc., Ihomeline.com, Inc., Ihomeline.co.uk, Inc., Eonthestreet, Inc., National Sweepstakes Show, Inc., and Beddis International, Ltd. a/k/a “LinksXpress.com, Inc.,” and (b) all right, title and interest of the Company in and to the “JVWeb.com,” “Ihomeline.com,” “Homeline Talk Radio,” “National Sweepstakes Show,” “Sweepstakes News,” “Crisis-Communications,” and “Dadandme” registered trademarks. Closings of the sale of these assets will take place from time to time as necessary consents are obtained and appropriate documents are prepared and filed.

PART IV.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Documents filed as part of this report:

(i) Consolidated Financial Statements:

       Report of Independent Auditors .......................................F-1

       Consolidated Balance Sheets as of June 30, 2002 ..................... F-2

       Consolidated Statements of Income for the years ended
                June 30, 2002 and 2001  .................................... F-3

       Consolidated Statements of Stockholders' Equity for
                the years ended June 30, 2002 and 2001 ......................F-4

       Consolidated Statements of Cash Flows for the years
                ended June 30, 2002 and 2001  .............................. F-5

       Notes to Consolidated Financial Statements ...........................F-6

(ii) Financial Statement Schedules:

        None

(iii) Exhibits:

        The following exhibits are filed with this Annual Report or are incorporated herein by reference:

Exhibit No.       Description

3.01              Certificate of Incorporation of the  Company  is  incorporated herein by  reference from the Company's Registration Statement on Form SB-2 (SEC File No. 333-41635) filed  December 29, 1997,
                  Item 27,  Exhibit 3.01.
3.02              Certificate of Amendment to Certificate of Incorporation of the
                  Company
3.03              Bylaws of the Company is incorporated herein by reference from the Company's  Registration Statement on Form SB-2 (SEC File
                  No. 333-41635) filed December 29, 1997, Item 27, Exhibit 3.02.
4.01              Specimen  Common Stock  Certificate  is  incorporated  herein by reference  from the Company's  Registration Statement on
                  Form SB-2 (SEC File No. 333-41635) filed December 29, 1997,
                  Item 27, Exhibit 4.01.
9.01              Voting Agreement dated as of February 27, 2002 by Pierre Cote,
                  Sylvie Lariviere and Eric McAfee in favor of Greg J. Micek is incorporated  herein by reference from the Company's (SEC File
                  No.  0-24001)  Current Report on Form 8-K filed with the SEC on April 8, 2002, Item 7(c), Exhibit 9.1.
10.01             Agreement  and Plan of  Merger,  dated as of  February  27,
                  2002  (the  "Merger  Agreement"),  by and among (a) JVWeb,
                  Inc., a Delaware corporation, (b) IQB Acquisition Corporation, a newly-formed,  wholly-owned  Delaware subsidiary  of JVWeb,
                  Inc.,  (c) IQ  Biometrix  California,  Inc., a  California
                  corporation,  and (d) Pierre Cote, Sylvie  Lariviere  and Eric
                  McAfee is  incorporated herein by reference from the Company's
                 (SEC File No.  0-24001) Current Report on Form 8-K filed with the SEC on April 8, 2002, Item 7(c), Exhibit 10.1.
10.02             Sale  and  Purchase  Agreement  dated as of  February  27,
                  2002 by and  between  JVWeb,  Inc.,  a  Delaware corporation, and Greg J. Micek is incorporated herein by reference from the
                  Company's (SEC File No. 0-24001) Current Report on Form 8-K
                  filed with the SEC on April 8, 2002, Item 7(c), Exhibit 10.3.
10.03             Agreement dated May 31, 2002 between IQ Biometrix California,
                  Inc. and Entreprises Cogniscience, Inc.
10.04             Memorandum of Understanding between the University Business
                  Center and IQ Biometrix dated August 1, 2002 between the
                  Company and the University Business Center of Fresno Sstate
                  Letter of Intent - University
10.05             Master Service Agreement dated September 20, 2002 between the
                  Company and Robert Rios & Associates, Inc.
10.06             Asset Purchase Agreement dated November 12, 2001 between IQ
                  Biometrix California, Inc. and CISystems, Inc.
10.07             Agreement dated July 12, 2002 between the Company and GoNow
                  Financial Network, Inc.
10.08             Advisory Agreement dated March 10, 2002 between IQ Biometrix
                  California, Inc. and Fernand Beland.
10.09             Executive Employment Agreement dated effective as of August 1,
                  2002 bt and between the Company and William Scigliano.
10.10             Memorandum of Agreement regarding stock options dated August 1,
                  2002 by and between the Company and William Scigliano.
10.11             Executive Employment Agreement dated effective as of September
                  25, 2002 bt and between the Company and Greg J. Micek.
10.12             Memorandum of Agreement regarding stock options dated August 1,
                  2002 by and between the Company and Greg J. Micek.
10.13             Notice of Stock Option Grant and Stock Option Agreement dated
                  December 1, 2001 between IQ Biometrix California, Inc. and
                  Morden Lazarus.
10.14             Notice of Stock Option Grant and Stock Option Agreement dated
                  December 1, 2001 between IQ Biometrix California, Inc. and
                  Paul Schroeder.
99.01             The  Company's  Year 2002  Consultant  Compensation  Plan is
                  incorporated  herein by  reference  from the  Company's
                  Registration Statement on Form S-8 (SEC File No. 333-96873)
                  filed July 7, 2002, Item 8, Exhibit 4.02.
99.02             The Company's 2000  Non-Qualified  Stock Option Plan is
                  incorporated  herein by reference from the Company's
                  Registration Statement on Form S-8 (SEC File No. 333-43884)
                  filed August 16, 2000, Item 8, Exhibit 4.02.
99.03             IQ Biometrix California, Inc. 2001 Stock Plan
99.04             Certifications  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the  Sarbanes-Oxley Act of 2002
(b)      Reports on Form 8-K

                  The  Registrant  filed a Current  Report on Form 8-K dated
                  April 8, 2002  reporting  on a change in control  and the
                  merger  of IQ  Biometrix  California,  Inc.,  a  California corporation  ("IQB"),  with  and  into  IQB  Acquisition
                  Corporation, a newly-formed, wholly-owned Delaware subsidiary of the Registrant.

                  The Registrant  filed a amendment dated June 6, 2002 to its
                  Current Report on Form 8-K dated April 8, 2002 filing the
                  required financial statements regarding business acquired.

INDEPENDENT AUDITORS REPORT

To the Board of Directors and Stockholders
        JVWeb, Inc.
        Cupertino, California

We have audited the accompanying consolidated balance sheet of JVWeb, Inc. as of June 30, 2002, and the related consolidated statements of operations, stockholders,’ equity, and cash flows for the period from July 10, 2001 (Inception), through June 30, 2002. These financial statements are the responsibility of JVWeb’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JVWeb, Inc. as of June 30, 2002, and the results of their operations and cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that JVWeb will continue as a going concern. JVWeb has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans are described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Malone & Bailey, PLLC
www.malone-bailey.com
Houston, Texas

August 23, 2002

F-1

                                   JVWEB, INC.
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2002

ASSETS
  Cash                                                                 $  92,213
  Inventory - supplies                                                    31,000
  Advance receivable from IQ Entertainment, Inc.                          26,279
                                                                       ---------
    Total Current Assets                                                 149,492
                                                                       ---------

Intangible assets, net of $22,449 accumulated amortization                58,369
                                                                       ---------

    TOTAL ASSETS                                                       $ 207,861
                                                                       =========

LIABILITIES
  Accounts payable                                                     $  57,114

STOCKHOLDERS' EQUITY
  Common stock, no par value, 50,000,000 shares authorized,
      16,454,285 shares issued and outstanding                         1,135,012
  Accumulated deficit                                                  (984,265)
                                                                       ---------
     Total Stockholders' Equity                                          150,747
                                                                       ---------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 207,861
                                                                       =========

                 See accompanying summary of accounting policies
                       and notes to financial statements.
                                      F-2

                                  JVWEB, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  For the Period from July 10, 2001 (Inception)
                              Through June 30, 2002

Revenues from software product sales                                  $   98,148
Operatin expenses
  Cost of sales                                                           31,431
  Selling expense                                                        114,003
  General and administrative expenses                                    776,345
  Research and development                                               138,185
  Amortization                                                            22,449
                                                                      ----------
    Total operating expenses                                           1,082,413
                                                                      ----------
    Net loss                                                          $(984,265)
                                                                      ==========

Basic and diluted loss per share                                           $(.06)
Weighted average shares                                               15,547,000

                 See accompanying summary of accounting policies
                       and notes to financial statements.
                                      F-3

                                   JVWEB, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  For the Period from July 10, 2001 (Inception)
                              Through June 30, 2002

                                      -  Common Stock  -   Accumulated
                                     Shares       Amount     Deficit       Totals
                                   ----------   ----------  ---------    ----------
Shares issued to
  founding shareholders            12,854,231  $   14,580               $   14,580

Merger between IQB - California
  and JVWeb                         2,341,553     (95,310)                 (95,310)

Shares for cash                     1,100,001   1,088,492                1,088,492

Shares for services                   115,000      86,250                   86,250

Shares issued in exchange
  for debt                             43,500      41,000                   41,000

Net loss                                                     $(984,265)   (984,265)
                                    ----------  ----------   ---------   ----------

Balances, June 30, 2002            16,454,285  $1,135,012    $(984,265)  $ 150,747
                                   ==========  ==========    =========   ==========

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                                      F-4

                                   JVWEB, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  For the Period from July 10, 2001 (Inception)
                              Through June 30, 2002

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
  Net loss                                                           $ (984,265)
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Amortization                                                         22,449
    Stock issued for services                                           100,830
  Change in cash from:
    Inventory                                                          (31,000)
    Accounts payable                                                      2,804
                                                                      ----------
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                        (889,182)
                                                                      ----------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase of intangible assets                                        (80,818)
  Advance to IQ Entertainment                                          (26,279)
                                                                      ----------
NET CASH FLOWS USED IN INVESTING ACTIVITIES                            (107,097)
                                                                      ----------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
  Sale of common stock                                                1,088,492
                                                                      ----------

NET INCREASE IN CASH and balance at end of period                    $   92,213
                                                                      ==========

NONCASH DISCLOSURES
  Common stock issued to pay debt                                    $   41,000

                 See accompanying summary of accounting policies
                       and notes to financial statements.
                                      F-5

JVWEB, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ACCOUNTING POLICIES

Nature of business. IQ Biometrix California, Inc. (“IQB - California”) was formed July 10, 2001 as a California corporation to purchase certain software-related assets from a Canadian bankruptcy court from a former Canadian company named Interquest, Inc. (“Interquest”). The software is called Faces 3.0 and is an artist’s aid for computer digital creation of facial composite pictures for identification purposes.

The software was developed in Canada beginning in 1988. The software was completed and marketing was begun in 1998. In 2000, Interquest filed for bankruptcy protection in a Canadian court and went dormant. IQB - California arranged for purchase of the customer list and software, and various packaging supplies in 2001 and paid $118,818 in early 2002. The purchase price was allocated among supplies inventory and intangible assets at their fair market values.

On March 22, 2002, IQB - California agreed to a reorganization with JVWeb, Inc., an inactive publicly-traded Delaware company. Pursuant to this acquisition, IQ Biometrix - California shareholders agreed to exchange all of their shares for 11,578,590 shares of JVWeb. JVWeb agreed to cancel 23,478 shares of stock held by its founder and $582,191 in amounts due the founder in exchange for transfer of all inactive subsidiaries to that founder. JVWeb also formed a new wholly-owned subsidiary, IQB Acquisition Corporation, which was renamed at the merger date to IQ Biometrix Operations, Inc., a Delaware company. IQB - California was merged into IQ Biometrix Operations, Inc. which remains a wholly-owned subsidiary of JVWeb. This reorganization is accounted for as a “reverse merger” with IQ Biometrix - California (now IQ Operations, Inc.) treated as the acquiror which purchased JVWeb and accounted for the acquisition using the purchase method.

Basis of Presentation. The consolidated financial statements include the accounts of JVWeb and its subsidiary IQB Operations after the elimination of intercompany transactions. All references to “JVWeb” include the transactions of IQB Operations since inception and the liabilities of JVWeb as of the March 22, 2002 merger date and the operations of JVWeb since that date accounted for on a consolidated basis.

Estimates. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the income statement. Actual results could differ from those estimates.

Cash and cash equivalents. For purposes of the cash flow statement, JVWeb considers cash on hand and cash in the bank as cash and cash equivalents.

Revenue recognition. Revenues are recognized when software is shipped. Warranty claims and training requests are insignificant.

Long-lived assets. Intangible assets are stated at cost. Those with limited lives are amortized using the straight-line method over their estimated useful lives. JVWeb performs reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The customer list ($60,000) and software ($15,206) each have an estimated useful life of 3 years.

Income Taxes

The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. IQB - California records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

Earnings Per Common Share

Basic and diluted net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period presented

Recent Accounting Pronouncements

JVWeb does not expect the adoption of recently issued accounting pronouncements to have a significant impact on JVWeb's results of operations, financial position or cash flows.

NOTE 2 - GOING CONCERN

JVWeb’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception in July 2001, IQ Biometrix - California has accumulated losses aggregating $984,265. JVWeb had positive working capital of $92,378 and stockholders’ equity of $150,747 as of June 30, 2002. Management’s plans for JVWeb’s continued existence include selling additional stock or borrowing additional funds to pay overhead expenses while current marketing efforts continue to raise its sales volume.

JVWeb’s future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities, and upon obtaining additional financing. There is no assurance that JVWeb will be able to generate sufficient cash from operations or through the sale of additional shares of common stock or borrow additional funds.

JVWeb’s inability to obtain additional cash could have a material adverse effect on its financial position, results of operations and its ability to continue in existence. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - INCOME TAXES

Income taxes are not due since JVWeb has incurred a loss since inception. JVWeb has deductible net operating losses of $900,000 in the current period. These expire in 2022.

                  Deferred tax assets                                  $ 306,000
                  Less: valuation allowance                             (306,000)
                                                                       ---------
                  Net deferred taxes                                   $       0
                                                                       =========

NOTE 4 - CORPORATE FORMATION

At inception, no shares were issued. The agreement to issue shares was formalized on November 12, 2001, when shares were issued to all founders and valued at nominal amounts. The valuation was determined by management based on IQB - California’s lack of operating history or funds. For the statement of operations, net loss per share was computed as if all shares had been outstanding since inception.

NOTE 5 - STOCK OPTIONS AND WARRANTS

JVWeb’s 2001 Stock Option Plan provides for the grant of both qualified and non-qualified options to directors, employees and consultants of IQB - California. The plans and warrants issuance are administered by the Board of Directors, who have substantial discretion to determine which persons, amounts, time, price, exercise terms, and restrictions, if any.

JVWeb uses the intrinsic value method of calculating compensation expense for employees, as described and recommended by APB Opinion 25, and allowed by FASB Statement 123. In January 2002 3,331,000 options were granted to various employees and outside consultants, with an exercise price of $.10. The intrinsic value compensation cost for the options awarded to employees was $0. The fair value compensation cost record for the options awarded to non-employees was also $0 based on the Black-Scholes option pricing model as suggested by FASB Statement 123.

Had compensation cost for the Company’s stock-based compensation plan been determined based on the fair value at the grant dates for awards under those plans consistent with the Black-Scholes option-pricing model suggested by FASB Statement 123, JVWeb’s net losses and loss per share would not have changed, as shown in the pro forma amounts indicated below:

      Net loss available for
         common shareholders                - As reported             $(984,265)
                                            - Pro forma                (984,265)
      Net loss per share                    - As reported                $(0.06)
                                            - Pro forma                   (0.06)

The weighted average fair value of the stock options granted during 2002 was $0. Variables used in the Black-Scholes option-pricing model include (1) 5.0% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility is the actual historical stock price fluctuation volatility, and (4) zero expected dividends.

Summary information regarding options is as follows:

                                                           Weighted
                                                                       Average
                                                 Options             Share Price
                                                ----------            ----------

           Granted in January 2002               3,131,000                  $.10
           Forfeited in 2002                    (880,000)                  .10
                                                 ----------
                                                 2,301,000                  $.10
                                                 ==========

Options outstanding and exercisable as of May 19, 2002:

                                    - - Outstanding - -             Exercisable
                                   Number         Remaining           Number
     Exercise Price              of Shares          life             of Shares
                                 ---------      ---------           -----------
          $.10                   2,301,000         5 years             1,569,000

NOTE 6 - OPERATING LEASE

JVWeb signed an office space lease effective May 1, 2002 and expiring November 30, 2002. That rent amount is $4,537 per month. JVWeb also maintains subleased office space on a month-to-month basis at $1,400 per month. During the period ended June 30, 2002, rent expense was $34,349.

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

JVWEB INC.

By	/s/ William Scigliano William Scigliano Chief Executive Officer

Dated: October 14, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                 Title                              Date

/S/ Eric A. McAfee          Chairman of the                     October 14, 2002
Eric A. McAfee              Board; Director

/s/ Greg. J. Micek          Director and President              October 14, 2002
Greg J. Micek

/S/ Lewis E. Ball           Director                            October 14, 2002
Lewis E. Ball

/S/ Morden C. Lazarus       Director                            October 14, 2002
Morden C. Lazarus

/S/William Scigliano        Chief Executive Officer             October 14, 2002
William Scigliano           (Principal Executive Officer)

/S/Paul Schroeder           Chief Financial Officer,            October 14, 2002
Paul Schroeder              Treasurer & Controller
                            (Principal Financial Officer
                            and Principal Accounting
                                Officer)

CERTIFICATIONS

        I, William Scigliano, certify that:

        1.I have reviewed this Annual Report on Form 10-KSB of JVWeb, Inc.;

        2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report; and

        3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report.

By	/s/ William Scigliano William Scigliano Chief Executive Officer

Dated: October 14, 2002

         I, Paul Schroeder, certify that:

        1.I have reviewed this Annual Report on Form 10-KSB of JVWeb, Inc.;

        2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report; and

        3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report.

By	/s/ Paul Schroeder Paul Schroeder Chief Financial Officer

Dated: October 14, 2002

EXHIBITS INDEX

Exhibit No.       Description

3.01              Certificate of Incorporation of the  Company  is  incorporated herein by  reference from the Company's Registration Statement on Form SB-2 (SEC File No. 333-41635) filed  December 29, 1997,
                  Item 27,  Exhibit 3.01.
3.02              Certificate of Amendment to Certificate of Incorporation of the
                  Company
3.03              Bylaws of the Company is incorporated herein by reference from the Company's  Registration Statement on Form SB-2 (SEC File
                  No. 333-41635) filed December 29, 1997, Item 27, Exhibit 3.02.
4.01              Specimen  Common Stock  Certificate  is  incorporated  herein by reference  from the Company's  Registration Statement on
                  Form SB-2 (SEC File No. 333-41635) filed December 29, 1997,
                  Item 27, Exhibit 4.01.
9.01              Voting Agreement dated as of February 27, 2002 by Pierre Cote,
                  Sylvie Lariviere and Eric McAfee in favor of Greg J. Micek is incorporated  herein by reference from the Company's (SEC File
                  No.  0-24001)  Current Report on Form 8-K filed with the SEC on April 8, 2002, Item 7(c), Exhibit 9.1.
10.01             Agreement  and Plan of  Merger,  dated as of  February  27,
                  2002  (the  "Merger  Agreement"),  by and among (a) JVWeb,
                  Inc., a Delaware corporation, (b) IQB Acquisition Corporation, a newly-formed,  wholly-owned  Delaware subsidiary  of JVWeb,
                  Inc.,  (c) IQ  Biometrix  California,  Inc., a  California
                  corporation,  and (d) Pierre Cote, Sylvie  Lariviere  and Eric
                  McAfee is  incorporated herein by reference from the Company's
                 (SEC File No.  0-24001) Current Report on Form 8-K filed with the SEC on April 8, 2002, Item 7(c), Exhibit 10.1.
10.02             Sale  and  Purchase  Agreement  dated as of  February  27,
                  2002 by and  between  JVWeb,  Inc.,  a  Delaware corporation, and Greg J. Micek is incorporated herein by reference from the
                  Company's (SEC File No. 0-24001) Current Report on Form 8-K
                  filed with the SEC on April 8, 2002, Item 7(c), Exhibit 10.3.
10.03             Agreement dated May 31, 2002 between IQ Biometrix California,
                  Inc. and Entreprises Cogniscience, Inc.
10.04             Memorandum of Understanding between the University Business
                  Center and IQ Biometrix dated August 1, 2002 between the
                  Company and the University Business Center of Fresno Sstate
                  Letter of Intent - University
10.05             Master Service Agreement dated September 20, 2002 between the
                  Company and Robert Rios & Associates, Inc.
10.06             Asset Purchase Agreement dated November 12, 2001 between IQ
                  Biometrix California, Inc. and CISystems, Inc.
10.07             Agreement dated July 12, 2002 between the Company and GoNow
                  Financial Network, Inc.
10.08             Advisory Agreement dated March 10, 2002 between IQ Biometrix
                  California, Inc. and Fernand Beland.
10.09             Executive Employment Agreement dated effective as of August 1,
                  2002 bt and between the Company and William Scigliano.
10.10             Memorandum of Agreement regarding stock options dated August 1,
                  2002 by and between the Company and William Scigliano.
10.11             Executive Employment Agreement dated effective as of September
                  25, 2002 bt and between the Company and Greg J. Micek.
10.12             Memorandum of Agreement regarding stock options dated August 1,
                  2002 by and between the Company and Greg J. Micek.
10.13             Notice of Stock Option Grant and Stock Option Agreement dated
                  December 1, 2001 between IQ Biometrix California, Inc. and
                  Morden Lazarus.
10.14             Notice of Stock Option Grant and Stock Option Agreement dated
                  December 1, 2001 between IQ Biometrix California, Inc. and
                  Paul Schroeder.
99.01             The  Company's  Year 2002  Consultant  Compensation  Plan is
                  incorporated  herein by  reference  from the  Company's
                  Registration Statement on Form S-8 (SEC File No. 333-96873)
                  filed July 7, 2002, Item 8, Exhibit 4.02.
99.02             The Company's 2000  Non-Qualified  Stock Option Plan is
                  incorporated  herein by reference from the Company's
                  Registration Statement on Form S-8 (SEC File No. 333-43884)
                  filed August 16, 2000, Item 8, Exhibit 4.02.
99.03             IQ Biometrix California, Inc. 2001 Stock Plan
99.04             Certifications  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the  Sarbanes-Oxley Act of 2002