Form 10QSB
period 2002-09-30
IQ BIOMETRIX INC
filed 2002-11-19
CIK 1051902

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-24001

IQ Biometrix, Inc.

Incorporated pursuant to the Laws of Delaware

Internal Revenue Service — Employer Identification No. 76-0552098

10600 N. De Anza Boulevard, Suite 250, Cupertino, California 95014

(559) 222-2229

Former name if changed since last report

JVWeb, Inc.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [  ]

The total number of shares of the registrant’s Common Stock, $0.01 par value, outstanding on September 30, 2002: 16,484,285 shares.

Transitional Small Business Disclosure Format (check one):Yes  [  ]     No [X]

                                   JVWEB, INC.
                        QUARTER ENDED SEPTEMBER 30, 2002

                                      INDEX

PART I.  FINANCIAL INFORMATION                                             Page

         Item 1.  Financial Statements

         Condensed financial statements of JVWeb, Inc.:

            Consolidated balance sheet as of September 30, 2002               3

            Consolidated statement of operations for the
                  three months ended September 30, 2002                       4

            Consolidated statement of cash flows for the three
                  months ended September 30, 2002                             5

            Consolidated notes to financial statements                        6

         Item 2.  Management's Plan of Operations                             7

PART II. OTHER INFORMATION

         Item 2.     Changes in Securities and Use of Proceeds                9

         Item 4.     Controls and Procedures                                  9

         Item 6.     Exhibits and Reports on Form 8-K.                        9

                             (a)Exhibits

SIGNATURE                                                                    10

CERTIFICATIONS                                                               11

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                                   JVWEB, INC.
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2002

ASSETS
  Cash                                                                $  18,429
  Inventory - supplies                                                   25,000
  Advance receivable from IQ Entertainment, Inc.                         50,298
                                                                      ---------
    Total Current Assets                                                 93,727
                                                                      ---------

Intangible assets, net of $29,184 accumulated amortization               51,634
                                                                      ---------

    TOTAL ASSETS                                                      $ 145,361
                                                                      =========

LIABILITIES
  Accounts payable                                                    $ 139,246
  Note payable to an affiliate                                          100,000
  Note payable                                                          100,000
                                                                      ---------
                                                                        339,246
                                                                      ---------

STOCKHOLDERS’ DEFICIT
  Common stock, no par value, 50,000,000 shares authorized,
      16,484,285 shares issued and outstanding                        1,214,741
  Accumulated deficit                                                (1,408,627)
                                                                      ---------
     Total Stockholders’ Deficit                                (193,885)
                                                                      ---------

     TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT                 $ 145,361
                                                                      =========

                                   JVWEB, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    For the 3 Months Ended September 30, 2002

Revenues from software product sales                                 $   21,082

Operating expenses
  Cost of sales                                                           7,621
  Selling expense                                                        48,828
  General and administrative expenses                                   282,292
  Research and development                                               25,239
  Amortization                                                            6,735
  Interest                                                               10,000
                                                                     ----------
    Total operating expenses                                            380,715
                                                                     ----------
    Net loss                                                         $(359,633)                                                                               )
                                                                     ==========

Basic and diluted loss per share                                          $(.02)
Weighted average shares                                              16,464,285

                                   JVWEB, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    For the 3 Months Ended September 30, 2002

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
  Net loss                                                            $(359,633)
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Amortization                                                          6,735
    Stock issued for services                                             5,000
    Stock issued for interest expense                                    10,000
  Change in cash from:
    Inventory                                                             6,000
    Accounts payable                                                     82,134
                                                                      ---------
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                        (249,764)
                                                                      ---------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Advance to IQ Entertainment                                          (24,020)
                                                                      ---------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
  Loan by an affiliate                                                  100,000
  Loan by an investor                                                   100,000
                                                                      ---------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                      200,000
                                                                      ---------

Net Decrease in Cash                                                    (73,784)
                                                                      ---------

Beginning Cash Balance                                                   92,213
                                                                      ---------

Ending Cash Balance                                                   $  18,429
                                                                      =========

JVWEB, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of JVWeb, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in JVWeb’s latest Annual Report filed with the SEC on From 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2002 as reported in Form 10-KSB, have been omitted.

NOTE 2 - NOTES PAYABLE

In August 2002, JVWeb borrowed $100,000 from a major shareholder and $100,000 from an investor. Both amounts are due in one year, are unsecured, pay interest at 6% and are convertible to JVWeb common shares at the prevailing market price. In addition, JVWeb issued a total of 20,000 shares valued at the prevailing market price of $10,000 to these two investors as a one-time loan origination fee. This was recorded as interest expense.

NOTE 3 - COMMON STOCK AND OPTIONS ISSUED

30,000 shares were issued to employees for services and valued at their intrinsic value of $15,000.

During the 3 months ended September 30, 2002, 1,220,000 options to purchase shares at $.50 per share were issued to two officers and a board member, and 210,000 options at between $.50 - $.80 per share were issued to two consultants for services. The options to employees were recorded at their intrinsic value of $0, and the options to the consultants were recorded at their fair market value of $32,229. The options have a 5-year life from their dates of issuance.

ITEM 2. MANAGEMENT'S PLAN OF OPERATION

General Discussion

        The Company is currently facing a liquidity challenge. The Company has heretofore financed its business through the procurement of additional capital investments. Additional financing is required to continue operations and remain a viable entity. The Company believes that, for a variety of reasons (including, without limitation, the current conditions in the private equity market), it is facing even greater difficulty in procuring additional funds. There can be no assurance that the Company will be successful in procuring necessary additional funds.

        The Company has a severe liquidity shortfall that impairs its ability to meet its current operating cash flow requirements in the near term. As of fiscal quarter end, September 30, 2002, the cash balance in Company bank accounts totaled less than $15,000. The Company entered into a short-term promissory note for $50,000 with a related party on October 25, 2002 with proceeds used for pressing accounts payable and current payroll expense. At quarter end, the Company’s accounts payable were $138,706 with $79,178 owed to related parties consisting of accrued payroll and reimbursable expenses. The Company estimates a required monthly cash inflow of $120,000 from a combination of revenue and financing activities to meet its present level of obligations. The Company makes no assurance that this level of financing can be achieved. The Company is maintaining a consistent effort to locate sources of additional funding. Should the Company fail to meet its obligations, both past and as they come due, through additional financing or increased revenue, the Company will not be able to remain a viable entity.

        On November 15, 2002, the Company entered in an preliminary agreement with Forte Capital which provides for Forte to fund the Company with up to $1,200,000 in the aggregate, with the initial funding occurring before November 22, 2002 and with additional funding occurring monthly through July 2003. Part of the agreement calls for the issuance to Forte Capital of warrants to purchase IQ Biometrix common shares upon exercises thereof. While the Company has confidence that the agreement will be funded in its entirety through exercises of the warrants, no full assurance can be made to that effect. With the Forte Capital agreement in place and fully executed, the Company projects enough cash on hand to fund all operating obligations through the fiscal year. If Forte Capital were not to funds the full amount contemplated by the Company’s agreement with it for any reason, the Company would be constrained to seek an immediate financing alternative. There can be no assurance that the Company would be successful in locating such a financing alternative. The Company is also in negotiation with additional financing opportunities related to a convertible debenture offer.

Financial Information

        The gross revenue by the Company in the quarter ended September 30, 2002 was exclusively generated by the license revenue of Faces 3.0 software. Gross revenue for the period was $21,082. Since the reverse merger of JVWeb Inc., and IQ Biometrix California Inc. occurred in third quarter of the Company's fiscal year, there is no relevance to prior fiscal quarter's comparisons.

        The Company expects revenues of Faces 3.0 and Faces 4.0, to be market ready in the 3rd quarter of fiscal 2003. The Company has started an aggressive sales and marketing campaign to institutionalize the use of the software in law enforcement. Concurrently, the Company is pursuing contracts among, but not exclusively with, the casino industry, local, state, and national citizen alerts associations, and original equipment manufacturers in the computer industry.

        Revenue from FQ1 2002 was from a diverse customer base sold mainly on retail in units of 1 to 50. No customer made up more than 2% of gross revenue. Gross profit margin for the period was 64%.

        Operating expenses for the initial period ending September 30, 2002 are $380,715.

        Sales and marketing expense for the quarter ended September 30, 2002 were $48,828, or 232% of gross revenue. The majority of the expense is related to personnel-related costs, and costs associated with public relations. The Company continues sales and marketing survey for a quarterly total cost of $12,416.

        General and administrative expenses for the quarter ended September 30, 2002 were $282,292 or 1,339% of gross revenue. The majority of general and administrative expense is due primarily to personnel-related costs and professional services. The Company's maintains a primary office in Fresno, California and satellite offices in Cupertino, California and Houston, Texas. At fiscal quarter end September 30, 2002, the Company employed 7 full time and 2 part time people, and had various independent contractors to advise on market condition, product feasibility, fund raising, and employee relations, among other topics. The total personnel expense including advisors was $207,061 or 73% of total general and administrative expense, and 54% of total expenses. Travel and entertainment costs total $27,712 as the Company set forth its best effort to gain a foothold in an extremely competitive marketplace.

        Research and development expenses for FQ1 2002 were $25,239 or 120% of gross revenue. The total is due to contracted and internal work associated with the development costs of producing Faces 4.0, the next marketable product for the Company. A beta version has already been established with a market feasibility delivery date of the final version occurring in early 2003. The Company anticipates fiscal year 2003 expenses of $75,000 to complete the Faces 4.0 software platform. The Company is actively pursuing other engineering and development opportunities to create a suite of products and services to compliment and enhance the Faces 4.0 software. The Company expects engineering and development costs to be 11 to 13 percent in fiscal 2003 of total costs. The Company decided to not capitalize any software development costs in FQ1 2002, instead opting for the more conservative accounting principle of viability of product.

        Interest expense for the quarter was $10,000. The Company will begin issuing a 7% convertible subordinated debenture up to $1,000,000 beginning in first quarter of fiscal 2003, $200,000 of the debenture has been subscribed for in the quarter. This debenture shall bear interest at the rate of six percent (6%) per annum from the issue date through the maturity date. The debentures will be payable August 1, 2003. The Company shall pay such interest in cash on the maturity date; however, if the Company elects to redeem the debentures prior to the maturity date, the Company may pay the interest due upon redemption. The Company will also pay bonus interest on the issue date equal to one percent (1%) of the principal amount of the debentures in the form of shares of its Common Stock, $.001 par value per share, at the rate of 10,000 shares for every $100,000 principal amount of the debentures. No fractional shares of Common Stock will be issued in connection with the payment of such bonus interest.

        The Company made no provisions of income taxes in FQ1 2002.

        The Company incurred a net loss of $359,633, or $0.02 per share loss for the quarter ending September 30, 2002.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

During the fiscal quarter ended September 30, 2002, the Company issued to two investors its 7% convertible subordinated debentures in an aggregate principal amount of $100,000. The issuances of these debentures are claimed to be exempt, and the issuance of the common stock underlying these debentures will be claimed to be exempt, pursuant to Regulation D under the Securities Act of 1933.

Item 4. Controls and Procedures

Within 90 days prior to the filing of this Quarterly Report on Form 10-Q, the chief executive officer and chief financial officer of the Company evaluated the effectiveness of the Company's disclosure controls and procedures and have concluded that the Company's controls and procedures are effective in timely alerting them to material information required to be disclosed in the reports that are filed or submitted under the Securities and Exchange Act of 1934. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are filed with this Quarterly Report or are incorporated herein by reference:

          Exhibit
          Number           Description

          99.03      Certifications Required Pursuant to Section 906 of the
                        Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

                           NONE

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IQ BIOMETRIX, INC.

By	/s/William Scigliano William Scigliano Chief Executive Officer

Dated: November 19, 2002

                                  CERTIFICATION

         I, William Scigliano, Chief Executive Officer of IQ Biometrix, Inc.,
         certify that:

         1.       I have reviewed this quarterly report on Form 10-QSB of IQ
                  Biometrix, Inc.;

         2.       Based on my knowledge, this  quarterly report does not contain any untrue  statement of a material fact or omit to state a material fact necessary to make the  statements made, in light of the  circumstances under which such  statements  were made, not  misleading  with  respect to the period  covered by this quarterly report;

         3.       Based on my knowledge, the financial statements,  and other financial information included in this quarterly report,
                  fairly  present in all material  respects the financial
                  condition,  results of operations and cash flows of the
                  registrant as of, and for, the periods presented in this
                  quarterly report;

         4.       The  registrant's  other  certifying  officers  and I  are responsible  for  establishing  and  maintaining disclosure controls and  procedures (as defined in Exchange Act Rules
                  13a-14 and 15d-14) for the registrant and have:

                  (a)      designed such disclosure  controls and procedures to
                           ensure that material  information  relating to the
                           registrant, including its consolidated  subsidiaries,
                           is made known to us by others within those entities,
                           particularly during the period in which this
                           quarterly report is being prepared;

                  (b)      evaluated the  effectiveness  of the registrant's
                           disclosure  controls and procedures as of a date
                           within 90 days prior to the filing date of this
                           quarterly report (the "Evaluation Date"); and

                  (c)      presented in this  quarterly  report our  conclusions
                           about the  effectiveness  of the  disclosure controls
                           and procedures based on our evaluation as of the
                           Evaluation Date;

         5.       The registrant's other certifying  officers and I have
                  disclosed,  based on our most recent  evaluation,  to the
                  registrant's  auditors and the audit committee of registrant's board of directors (or persons performing the equivalent
                  functions):

                  (a)      all significant deficiencies in the design or
                           operation of internal controls which could adversely
                           affect the registrant's  ability to record,  process,
                           summarize and report financial data and have
                           identified for the registrant's auditors any material
                           weaknesses in internal controls; and

                  (b)      any fraud, whether  or not  material,  that  involves
                           management  or other employees who have a significant
                           role in the registrant's internal controls; and

         6.       The  registrant's  other  certifying  officers and I have
                  indicated in this quarterly  report whether or not there were significant  changes in internal  controls or in other factors that could  significantly  affect internal controls subsequent to the date of our most recent  evaluation,  including any corrective  actions with regard to significant deficiencies and material weaknesses.

November 19, 2002

/s/ William Scigliano
         William Scigliano
         Chief Executive Officer

                                  CERTIFICATION

         I, Paul Schroeder, Chief Financial Officer of IQ Biometrix, Inc., certify that:

          1.       I have reviewed this quarterly report on Form 10-QSB of IQ
                  Biometrix, Inc.;

         2.       Based on my knowledge, this  quarterly report does not contain any untrue  statement of a material fact or omit to state a material fact necessary to make the  statements made, in light of the  circumstances under which such  statements  were made, not  misleading  with  respect to the period  covered by this quarterly report;

         3.       Based on my knowledge, the financial statements,  and other financial information included in this quarterly report,
                  fairly  present in all material  respects the financial
                  condition,  results of operations and cash flows of the
                  registrant as of, and for, the periods presented in this
                  quarterly report;

         4.       The  registrant's  other  certifying  officers  and I  are responsible  for  establishing  and  maintaining disclosure controls and  procedures (as defined in Exchange Act Rules
                  13a-14 and 15d-14) for the registrant and have:

                  (a)      designed such disclosure  controls and procedures to
                           ensure that material  information  relating to the
                           registrant, including its consolidated  subsidiaries,
                           is made known to us by others within those entities,
                           particularly during the period in which this
                           quarterly report is being prepared;

                  (b)      evaluated the  effectiveness  of the registrant's
                           disclosure  controls and procedures as of a date
                           within 90 days prior to the filing date of this
                           quarterly report (the "Evaluation Date"); and

                  (c)      presented in this  quarterly  report our  conclusions
                           about the  effectiveness  of the  disclosure controls
                           and procedures based on our evaluation as of the
                           Evaluation Date;

         5.       The registrant's other certifying  officers and I have
                  disclosed,  based on our most recent  evaluation,  to the
                  registrant's  auditors and the audit committee of registrant's board of directors (or persons performing the equivalent
                  functions):

                  (a)      all significant deficiencies in the design or
                           operation of internal controls which could adversely
                           affect the registrant's  ability to record,  process,
                           summarize and report financial data and have
                           identified for the registrant's auditors any material
                           weaknesses in internal controls; and

                  (b)      any fraud, whether  or not  material,  that  involves
                           management  or other employees who have a significant
                           role in the registrant's internal controls; and

         6.       The  registrant's  other  certifying  officers and I have
                  indicated in this quarterly  report whether or not there were significant  changes in internal  controls or in other factors that could  significantly  affect internal controls subsequent to the date of our most recent  evaluation,  including any corrective  actions with regard to significant deficiencies and material weaknesses.
November 19, 2002

/s/ Paul Schroeder
         Paul Schroeder
         Chief Financial Officer

                                                  CERTIFICATIONS

         I, William Scigliano, certify that:

         1.       I have reviewed this Quarterly Report on Form 10-QSB of IQ
                  Biometrix, Inc.;

         2.       Based on my knowledge,  this  Quarterly  Report does not
                  contain any untrue  statement of a material fact or omit to state a  material  fact  necessary  to make  the  statements made,  in light of the circumstances  under which such
                  statements  were made,  not  misleading  with respect to the period covered by this Quarterly Report; and

         3.       Based on my knowledge,  the financial  statements,  and other financial information included in this Quarterly  Report,
                  fairly  present in all material  respects the  financial
                  condition,  results of operations  and  cash  flows of the registrant as of,  and  for,  the  periods  presented  in this
                  Quarterly Report.

         /s/ William Scigliano
         William Scigliano                  Date: November 19, 2002
         Chief Executive Officer

         I, Paul Schroeder, certify that:

         1.       I have reviewed this Quarterly Report on Form 10-QSB of IQ
                  Biometrix, Inc.;

         2.       Based on my knowledge,  this  Quarterly  Report does not
                  contain any untrue  statement of a material fact or omit to state a  material  fact  necessary  to make  the  statements made,  in light of the circumstances  under which such
                  statements  were made,  not  misleading  with respect to the period covered by this Quarterly Report; and

         3.       Based on my knowledge,  the financial  statements,  and other financial information included in this Quarterly  Report,
                  fairly  present in all material  respects the  financial
                  condition,  results of operations  and  cash  flows of the registrant as of,  and  for,  the  periods  presented  in this
                  Quarterly Report.

         /s/ Paul Schroeder
         Paul Schroeder                     Date: November 19, 2002
         Chief Financial Officer