Form 10QSB
period 2002-12-31
IQ BIOMETRIX INC
filed 2003-02-19
CIK 1051902

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

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

                               IQ BIOMETRIX, INC.
                         QUARTER ENDED DECEMBER 31, 2002

                                      INDEX

PART I.  FINANCIAL INFORMATION                                             Page

         Item 1.  Financial Statements

         Condensed financial statements of IQ Biometrix, Inc.:

            Consolidated balance sheet as of December 31, 2002                3

            Consolidated statement of operations for the
                  three months and six months ended December 31, 2002         4

            Consolidated statement of cash flows for the six
                  months ended December 31, 2002                              5

            Consolidated notes to financial statements                        6

         Item 2.  Management's Plan of Operations                             7

PART II. OTHER INFORMATION

         Item 4.     Controls and Procedures                                  9

         Item 6.     Exhibits and Reports on Form 8-K.                        9

                             (a)Exhibits

SIGNATURE                                                                    10

CERTIFICATIONS                                                               11

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                               IQ BIOMETRIX, INC.
                             (formerly JVWeb, Inc.)
                           CONSOLIDATED BALANCE SHEET
                               December 31, 2002

                  ASSETS
Current Assets
  Cash                                                              $    92,987
  Inventory of packaging supplies                                        19,000
                                                                    -----------
         Total Current Assets                                           111,986
                                                                    -----------
Intangible property, net of $35,919 accumulated depreciation             44,899
                                                                    -----------
TOTAL ASSETS                                                        $   156,885
                                                                    ===========

         LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
    Convertible notes payable to investors                          $   350,000
    Demand note payable                                                  50,000
    Accounts payable and accrued expenses                               149,540
                                                                    -----------
         Total Current Liabilities                                      549,540
                                                                    -----------

STOCKHOLDERS' DEFICIT
  Common stock, $.01 par value, 50,000,000 shares
    authorized, 16,551,285 shares issued and outstanding                165,513
  Paid in capital                                                     1,253,128
  Deficit                                                            (1,811,296)
                                                                    -----------
         TOTAL STOCKHOLDERS' DEFICIT                                 (392,655)
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $   156,885
                                                                    ===========

                               IQ BIOMETRIX, INC.
                             (formerly JVWeb, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
      For the Three Months and Six Months Ended December 31, 2002 and 2001

                                             Three Months        Six Months
                                           Ended December 31, Ended December 31,
                                             2002     2001      2002      2001
                                           -------- ------   --------- ---------
Revenues                              $  28,305 $  37,248  $  49,387  $ 44,441

Operating Expenses
  Cost of sales                           6,502     4,218     14,122     5,218
  Selling                                37,056     5,267     85,884     5,267
  General and admin.                    328,869    30,817    611,162   106,219
  Write off of advance to
    former affiliate                     52,401               52,401
  Research and development               55,028               80,267
  Amortization                            6,735     6,735     13,470     8,980
  Interest                                9,112               19,112
                                      ---------  ---------  ---------  --------
  Total operating expenses              495,703    47,037    876,418   125,684
                                      ---------  ---------  ---------  --------
NET (LOSS)                            $(467,398) $(9,789) $(827,031)$ (81,243)
                                      =========  =========  ========= =========

Basic and diluted
  loss per share                         $(.03)    $(.00)     $(.05)     $(.01)

Weighted average shares             16,517,785 14,580,000 16,502,785 14,580,000

                               IQ BIOMETRIX, INC.
                             (formerly JVWeb, Inc.)
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
               For the Six Months Ended December 31, 2002 and 2001

                                                           2002        2001
CASH FLOWS FROM OPERATING ACTIVITIES                    ---------     ---------
  Net comprehensive loss                                $(827,031)  $(81,243)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Amortization                                           13,470       8,980
    Stock warrants issued as interest on loans received    19,112
    Stock issued for services                              64,517      68,360
    Writeoff of advance to former affiliate                52,401
  Changes in:
    Accounts receivable                                               (2,960)
    Additional cash advances to former affiliate         (26,121)
    Inventory of packaging supplies                        12,000        4,000
    Accounts payable and accrued expenses                  92,426        4,932
                                                        ---------     ---------
         NET CASH USED IN OPERATING ACTIVITIES           (599,226)       2,069
                                                        ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock                      200,000
  Proceeds from new convertible notes payable             350,000
  Proceeds from demand note payable                        50,000
                                                         ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 600,000
                                                         ---------    ---------
NET INCREASE (DECREASE) IN CASH                               774        2,069

CASH BALANCES
         - Beginning of period                             92,213
                                                         ---------    ---------
         - End of period                                $  92,987    $   2,069
                                                         =========    =========

IQ BIOMETRIX, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of IQ Biometrix, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in IQ Biometrix’s 2002 Annual Report filed with the SEC on Form 10-KSB (the Company was named JVWeb, Inc. at that time). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2002 as reported in the 10-KSB have been omitted.

NOTE 2 - CONVERTIBLE NOTES PAYABLE

During the last 6 months, IQ Biometrix received $400,000 in total from 2 current stockholders and 2 new stockholders. $350,000 was for 6% unsecured notes all due on August 1, 2003, and convertible anytime by the holder into IQ Biometrix common stock at 80% of the lower of the current market price or of any public offering price. To date there have been no public offerings.

$50,000 was for a 10% unsecured note payable on December 1, 2002 and which was not paid.

As an incentive to borrow the money, IQ Biometrix issued 40,000 warrants at $.01. These warrants are exercisable anytime for 5 years. These shares were recorded at their intrinsic value of $19,112.

Accrued and unpaid interest on these notes is $5,512 to date.

NOTE 3 - STOCK ISSUANCES

During the 3 months ended December 31, 2002, IQ Biometrix sold 500,000 shares for $200,000.

During the 6 months ended December 31, 2002, IQ Biometrix issued:

        - 97,000 shares for services to advisors valued at $32,288.

        - 210,000 options to outsiders recorded at their fair value using the Black-Scholes method of $32,229.

        - 1,220,000 options to insiders recorded at their intrinsic value of $0, where the option exercise price equaled the market price on the grant dates.

NOTE 4 - IMPAIRMENT

In the current quarter, management determined that $52,401 advanced over the past 12 months to an entity owned by a former shareholder Pierre Cote was uncollectible and written off.

ITEM 2. MANAGEMENT'S PLAN OF OPERATION

Summary

IQ Biometrix, Inc. is a security software and services company headquartered in Cupertino, California with offices in Houston, Texas and Fresno, California. We are a leading provider of facial composite software to police and government agencies in North America, with thousands of licenses of its FACESTM software, version 3.0, in police departments, the US military, the Central Intelligence Agency and the FBI.

The FACES technology is a revolutionary tool that allows the creation and re-creation of billions of human faces. This advanced technology can be used by any agency or organization whose responsibility lies in the public safety and security arena. The unique morphological coding of the FACES database (Intercode) of approximately 4,000 facial features has made it possible, for the first time, to set an industry standard for the comparison of facial images from law enforcement agencies, private security and businesses. Available now in beta form, FACES version 4.0 includes approximately 6,000 facial features.

As an update to our previous plans for the year, as reported in our 10-K for FYE 6.30.02, we have succeeded, in a modified form, in reaching our two main objectives:

        o We have launched a new version of our Faces product, which we have now called Faces LE version 3.1, and related training and certification services, and

        o We have developed an enterprise solution, which is currently being offered in a beta stage, to certain markets, including the law enforcement and casino industries.

Faces LE, v. 3.1: The launching of Faces LE, v. 3.1 includes a suite of related services. The bundle of services will be offered as an integrated product/service offering. The array of services being offered within this service package include:

        o The Faces 3.1 product. The product’s most significant upgrade from Faces 3.0, is the integration with TRAK. TRAK, as we have previously disclosed, is a service offered by Social Tech, Inc. It allows any police officer to create high-resolution photo bulletins and share them electronically with other law enforcement jurisdictions, the media, and the community where appropriate.

        o A product training course, which centers around using the Faces product in interviewing witnesses to create a composite image of suspects

        o A standardization and authentication certification process for graduates of the training course, and

        o In the future, an on-line community where law enforcement professionals, as well as interested civilians can congregate to share information, techniques, and success stories.

Enterprise Solutions: IQ Enterprise solutions capability has been launched to take fullest advantage of both our intellectual property and our position in the marketplace. The value created for the customers comes from a shift on what we sell and how we execute. Our enterprise solutions practice will seek to acquire a greater percentage of the business customer’s budget for security technology-related projects.

Our efforts in this area will be to focus on those customers that see themselves as having no choice but to buy standard products to meet specific needs. The resulting systems either never integrate properly or require great deal of professional service to be integrated. The inexperience with technology and changing priorities set by security concerns often diminishes the value of such information systems.

The objective of our enterprise strategy is to tailor solutions rather than build products. The solutions may include one or more product along with processes. The solutions are not only geared to address current problems but takes into consideration future needs. Such a combination of different technologies can then be packaged as web services to eliminate technology obsolescence. This means the investment towards a solution will only grow and not depreciate overtime. For early adopters, the solution maybe offered with a SLA (service level agreement) to guarantee returns.

As a result of the above, we may reduce the additional financing requirements, previously estimated at approximately $2.5 million, to complete the launching of its two new products and reach break-even status. The sources of funding are anticipated to come primarily from, a private placement of up to $1.0 million from an agreement that was entered into with Forte Capital, and a material amount from revenue from sales of its newly named Faces 3.1 product group which began in January of 2003. There is no assurance that the company will be successful in attaining its funding objectives, and will need to scale back operations to the extent full funding is not attained.

A significant item to note involves the existing inventory of Faces 3.0 product. In the acquisition of IQBiometrix by JVWeb, Inc., the Faces 3.0 inventory was deemed obsolete by management. As a result, no value for this inventory is represented on our balance sheet. Subsequently, management has explored market applications for our 3.0 product that will add material longevity to its market potential. Although this cannot be represented on our balance sheet, management estimates this renewed role for Faces 3.0 has a revenue value of approximately $2 million. There can be no assurance as to the ultimate realization or timing of that revenue.

General Discussion

        We face a liquidity challenge. We require additional financing to continue operations and remain a viable entity.

        We have a severe liquidity shortfall that impairs its ability to meet its current operating cash flow requirements in the near term. As of fiscal quarter end, December 31, 2002, our cash balance totaled less than $93,000. At quarter end, our accounts payable were $144,028 with $107,479 owed to related parties consisting of accrued payroll and reimbursable expenses. We estimate a required monthly cash inflow of $110,000 from a combination of revenue and financing activities to meet our present level of obligations. We make no assurance that this level of financing can be achieved. We are maintaining a consistent effort to locate sources of additional funding. Should we fail to meet our obligations, both past and as they come due, through additional financing or increased revenue, we will not be able to remain a viable entity.

        On February 11, 2002, we signed an agreement with Forte Capital whereby Forte will purchase an unspecified number of shares of our stock for $1,200,000 in the aggregate with the initial funding occurring before November 22, 2002 with additional funding occurring in 2003. Part of the agreement calls for the exercise of warrants of our common shares by Forte Capital. We have no assurance that the warrants will be exercised. Should Forte Capital not exercise its warrants, we will have the immediate need to seek alternative financing. As of quarter’s end, we have received $200,000 for 500,000 of our common shares, or $.40 per share. We are also negotiating another financing opportunity related to a convertible debenture offer.

Financial Information

        Our gross revenue in the 6 months ending December 31, 2002 of $49,387 was exclusively generated by license revenue of Faces 3.0 software. Sales of $44,441 were made in the initial period from July 10, 2001 (date of inception) through December 31, 2001. Since IQ Biometrix only began selling product in the fall of 2001, there is no relevance to prior fiscal quarter’s comparisons.

        We expect our Faces 4.0 product to be market ready in the 4th quarter of fiscal 2003. We began an aggressive sales and marketing campaign to institutionalize the use of our software in law enforcement. Concurrently, we are pursuing contracts among, but not exclusively with, the casino industry, local, state, and national citizen alerts associations, and original equipment manufacturers in the computer industry.

        Revenue from our latest quarter was from a diverse retail customer base sold mainly in units of 1 to 50. No customer made up more than 2% of gross revenue. Gross profit margin for the period was 71%.

        Sales and marketing expense for the past 6 months was $85,884, or 174% of gross revenue. The majority of the expense is related to personnel and public relations.

        General and administrative expenses for the past 6 months was $611,162 or 1,237% of gross revenue. Most of our general and administrative expense is due to personnel and professional services. We maintain our primary office in Cupertino, California, with satellite offices in Fremont, California and Houston, Texas. At December 31, 2002, we employed 10 full-time people, and had various independent contractors to advise on market condition, product feasibility, fund raising, and employee relations. Our total personnel expense including advisors was $390,950 or 64% of total general and administrative expense, and 44% of total expenses. Travel and entertainment costs total $35,468 we set forth our best effort to gain a foothold in an extremely competitive marketplace.

        Research and development expenses for the past 6 months were $80,267 or 162% of gross revenue. The total is due to contracted and internal work associated with the development costs of producing Faces 4.0, our next marketable product. A beta version has already been established with a market feasibility delivery date of the final version occurring in early 2003. We anticipate fiscal year 2003 expenses of $75,000 to complete the Faces 4.0 software platform. We are actively pursuing other engineering and development opportunities to create a suite of products and services to compliment and enhance the Faces 4.0 software. We expect engineering and development costs to be 11 to 13 percent in fiscal 2003 of total costs.

        Accrued interest expense for the quarter was $5,512. We began issuing a 6% convertible subordinated debenture up to $1,000,000 beginning in first quarter of fiscal 2003. $50,000 of the debenture has been subscribed in the quarter for a current fiscal year total of $450,000 in total borrowings. This debenture shall bear interest at the rate of six percent (6%) per annum from the issue date through the maturity date. All notes will be payable August 1, 2003. We shall pay such interest in cash on the maturity date; however, if we elect to redeem any of the debentures prior to the maturity date, we may pay the interest due upon redemption. We also agreed to pay “bonus” interest on each issue date of 10,000 of our common shares for every $100,000 principal amount of the debentures.

        We owe no income taxes since inception.

        We incurred a net loss of $467,398, or $0.03 per share loss for the quarter ending December 31, 2002.

PART II. OTHER INFORMATION

Item 2. Changes in Securities

        On November 15, 2002, the Company entered in an preliminary agreement with Forte Capital that provided for Forte to purchase 500,000 shares of the Company’s common stock at an aggregate purchase price of $200,000.  This preliminary agreement also provided that the Company would issue to Forte warrants to purchase an additional 1,000,000 shares of the Company’s common stock at a base exercise price of $1.00 per warrant, adjustable downward to some extent if the average closing price of the Company’s common stock during a month were less than $1.00.  During the quarter ended December 31, 2002, Forte honored the preliminary agreement and purchased the 500,000 shares at an aggregate purchase price of $200,000.  The Company and Forte finalized their agreements during February 2003, during which time the warrants described above were issued.  The issuances of the 500,000 shares and the warrants to purchase the additional 1,000,000 shares are claimed to be exempt, and the issuances of the common stock underlying the warrants will be claimed to be exempt, pursuant to Regulation D under the Securities Act of 1933.

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

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are filed with this Quarterly Report or are incorporated herein by reference:

                  Exhibit
                  Number                    Description

                  10.01                     Asset Purchase Agreement
                  10.02                     Stock Purchase Agreement
                  10.03                     Warrant Agreement
                  10.06                     Bill of Sale and Assignment
                  99.03                     Certifications Required Pursuant to
                                                Section 906 of the Sarbanes-
                                                Oxley Act of 2002.

(b)      Reports on Form 8-K

                           NONE

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IQ BIOMETRIX, INC.

By	/s/William Scigliano William Scigliano Chief Executive Officer

Dated: February 19, 2003

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

February 19, 2003

/s/ William Scigliano
         William Scigliano
         Chief Executive Officer

                                  CERTIFICATION

        I, Greg J. Micek, President and Chief Financial Officer of IQ Biometrix,
 Inc., certify that:

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
February 19, 2003

/s/ Greg J. Micek
         Greg J. Micek
         President and Chief Financial Officer

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
                  Quarterly Report.

         /s/ William Scigliano
         William Scigliano                  Date: February 19, 2003
         Chief Executive Officer

         I, Greg J. Micek, certify that:

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
                  Quarterly Report.

         /s/ Greg J. Micek
         Greg J. Micek                     Date: February 19, 2003
         President and Chief Financial Officer