Form 10QSB
period 2003-03-31
IQ BIOMETRIX INC
filed 2003-05-30
CIK 1051902

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: March 31, 2003

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the transition period from _______ to _________

                        Commission file number: 000-24001

                               IQ BIOMETRIX, INC.
        (Exact name of small business issuer as specified in its charter)

                     Delaware                             76-0552098
        --------------------------------        --------------------------------
         (State or other jurisdiction of               (I.R.S. Employer
          incorporation or organization               identification No.)

      39111 Paseo Padre Parkway, Suite 304, Fremont, California       94538
           (Address of principal executive officer)                (Zip Code)

                                 (559) 222-2229
                               (Telephone Number)

                                   JVWeb, Inc.
                   (Former name if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

The number of shares of common stock, $0.01 par value, outstanding as of March 31, 2003: 17,120,869 shares

Transitional Small Business Disclosure Format (check one):   Yes      No   X
                                                                 ---     ------

                               IQ BIOMETRIX, INC.
                          QUARTER ENDED MARCH 31, 2003

                                      INDEX

PART I.  FINANCIAL INFORMATION
Page

         Item 1.  Financial Statements

         Condensed financial statements of IQ Biometrix, Inc.:

           Balance sheet as of March 31, 2003                                 3

            Statements of operations for the
                  three and nine months ended March 31, 2003 and 2002         4

            Statements of consolidated cash flows for the
                  nine months ended March 31, 2003 and 2002                   5

            Notes to financial statements                                     6

         Item 2.   Management's Plan of Operations                            8

PART II. OTHER INFORMATION

         Item 2.  Changes in Securities                                      11

         Item 4.   Controls and procedures                                   12

         Item 5.  Other Information                                          12

         Item 6.  Exhibits and Reports on Form 8-K.                          13

                             (a)Exhibits

SIGNATURE                                                                    13

CERTIFICATIONS                                                               15

PART 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                               IQ BIOMETRIX, INC.
                                  BALANCE SHEET
                                 March 31, 2003



                  ASSETS
Current Assets
    Cash                                                                $ 3,632
    Acccounts receivable                                                  3.248
    Inventory                                                            19,000
    Note receivable from Mvion, at fair value                            10,000
                                                                    -----------
         Total Current Assets                                            35,880

Intellectual property, net of $42,777 accumulated depreciation           38,041
Deposit                                                                     950
                                                                    -----------
TOTAL ASSETS                                                         $   78,871
                                                                    ===========


         LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
    Convertible notes payable to investors                          $   400,000
    Demand note payable                                                  50,000
    Accounts payable and accrued expenses                               278,424
                                                                    -----------
         Total Current Liabilities                                      728,424
                                                                    -----------

STOCKHOLDERS' DEFICIT
  Common stock, $.01 par value, 50,000,000 shares
    authorized, 17,120,869 shares issued and outstanding                165,513
  Additional paid-in capital                                          1,257,783
  Deficit                                                            (2,082,545)
                                                                    -----------
         TOTAL STOCKHOLDERS' DEFICIT                                 (  653,553)
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $   74,871
                                                                    ===========

                               IQ BIOMETRIX, INC.
                            STATEMENTS OF OPERATIONS
               Nine and Three Months Ended March 31, 2003 and 2002


                                       For the nine months For the three months
                                          ended March 31,      ended March 31,
                                          2003      2002       2003       2002
                                       ---------  ---------  --------- ---------

Revenue - software sales               $  73,291 $ 78,868   $  44,986 $  40,886

Operating Expenses
           Cost of sales                  17,303    6,000       3,181     4,000
           Selling expense               114,300   29,059      28,416    29,059
           General and administrative    855,324  421,256     300,125   393,677
           Research and development        6,597    1,979       6,330     1,979
           Write off of advance to
                  former affiliate        52,401
           Interest                       25,318                6,206
           Amortization                   20,328   15,715       6,818     6,735
                                       --------- ---------   --------- ---------
  Total operating expenses             1,171,571  474,009     351,076   435,450
                                       --------- ---------   --------- --------
NET (LOSS)                           $(1,098,280)(395,141)  $(306,090)$(394,564)
                                     =========== ========   ========= =========

Basic and diluted
  loss per share                          $(0.07)  $(0.03)     $(0.02)  $(0.03)

Weighted average shares              16,702,777 12,412,567 17,088,647 13,436,357

                               IQ BIOMETRIX, INC.
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                For the Nine Months Ended March 31, 2003 and 2002


                                                     2003                2002
CASH FLOWS FROM OPERATING ACTIVITIES            ---------              ---------
  Net loss                                      $(1,098,280)          $(395,141)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Amortization                                     20,328              15,715
    Stock warrants issued as interest on loans
        received                                     19,112
    Stock issued for services                        64,868              68,360
    Writeoff of advance to former affiliate          52,401
  Changes in:
    Accounts receivable                          (    3,248)          (   2,860)
    Additional cash advances to former affiliate     26,121)
    Inventory of packaging supplies                  12,000            ( 32,000)
    Accounts payable and accrued expenses           221,309              53,196
                                                  -----------       --=--------
         NET CASH USED IN OPERATING ACTIVITIES   (  737,631)           (292,730)
                                                  -----------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in Deposit                            (      950)
  Purchase of intangible assets                                        (130,818)
                                                 -----------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock                200,000             566,192
  Proceeds from new convertible notes payable       400,000
  Proceeds from demand note payable                  50,000
                                                 ----------            ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES           650,000             566,192
                                                -----------           ---------
NET INCREASE (DECREASE) IN CASH                  (   88,581)            142,644

CASH BALANCES
         - Beginning of period                       92,213
                                                -----------            ---------
         - End of period                        $     3,632           $ 142,644
                                                ===========           =========

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of IQ Biometrix, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in IQ Biometrix's 2002 Annual Report filed with the SEC on Form 10-KSB (the Company was named JVWeb, Inc. at that time). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2002 as reported in the 10-KSB have been omitted.


NOTE 2 - CONVERTIBLE NOTES PAYABLE

In fiscal 2003, IQ Biometrix received $450,000 in total from 2 current stockholders and 2 new stockholders. $400,000 was for 6% unsecured notes all due on August 1, 2003, and convertible anytime by the holder into IQ Biometrix common stock at 80% of the lower of the current market price or of any public offering price. To date there have been no public offerings.

$50,000 was for a 10% unsecured note payable on December 1, 2002 and which was not paid.

As an incentive to borrow the money, IQ Biometrix issued 40,000 warrants at $.01. These warrants are exercisable anytime for 5 years. These shares were recorded at their fair value of $19,112.

Accrued and unpaid interest on these notes is $12,026 to date.


NOTE 3 - INVESTMENT

IQ Biometrix sold 500,000 shares in December 2002 for $200,000 and a $2.2 million dollar Secured Convertible Promissory Note due from MVION, Inc., a technology company known as KachinaGuide, Inc.. As part of this transaction IQ Biometrix issued 1,000,000 warrants with an adjustable (subject to closing market price) strike price of $1.00. These warrants expire 100,000 per month starting in June 2003. These shares had nominal fair value.

IQ Biometrix holds a lien on MVION's assets and is in the process of obtaining corporate information of MVION to enter into foreclosure proceeding. IQ Biometrix management has valued the assets of MVION at $10,000.

KachinaGuide, was an interactive guided search tool for online shoppers to conduct highly refined searches within a Web site. KachinaGuide's searching technology created a guided, interactive shopping experience using patented algorithms that processed queries in the shopper's own words leading customers to specific products and services or suggests alternatives based on the shoppers' preferences.


NOTE 4 - IMPAIRMENT

In the prior quarter, management determined that $52,401 advanced over the past 12 months to an entity owned by former company executive and current shareholder Pierre Cote was uncollectible and written off.


NOTE 5 - STOCK ISSUANCES

During the 9 months ended March 31, 2003, IQ Biometrix issued:
         - 166,584 shares for services to advisors valued at $51,751.
         - 210,000 options to outsiders recorded at their fair value using the Black-Scholes method of $32,229.
         - 1,220,000 options to insiders recorded at their intrinsic value of $0, where the option exercise price equaled the market price on the grant dates.

NOTE 5 - SUBSEQUENT EVENTS:

In April and May 2003, IQ Biometrix completed the issuance of $350,000 in 10% secured convertible debentures due April 1, 2004. Interest is payable in common shares, assuming full conversion and no early retirement, these debentures including interest payments, may convert into 1,837,500 shares of common stock.

ITEM 2. MANAGEMENT'S PLAN OF OPERATION

Overview

IQ Biometrix, Inc. is a security software and services company headquartered in Fremont, California. We are a provider of facial composite software to, police departments, US military, CIA, FBI, and other government agencies across North America. The FACES technology is a software tool that allows the creation and re-creation of billions of human faces. FACES replaces the need for a human sketch artist. This advanced technology can be used by any agency or organization whose responsibility lies in the public safety and security arena. The morphological coding of the FACES database of approximately 4,000 facial features has made it possible, to set an industry standard for the comparison of facial images from law enforcement agencies, private security and businesses. FACES version 4.0 includes approximately 6,000 facial features.

We have launched a new version of our Faces product, which we have now called Faces LE version 3.1, and related training and certification services, and we have developed an enterprise solution, which is currently being offered in a beta stage, to certain markets, including the law enforcement and casino industries.
Faces LE, v. 3.1 includes a suite of related services. The bundle of services are offered as an integrated product/service include:

1. The product's most significant upgrade from Faces 3.0, is the integration with TRAK. TRAK, is a service offered by Social Tech, Inc. It allows any police officer to create high-resolution photo bulletins and share them electronically with other law enforcement jurisdictions, the media, and the community where appropriate.

2. A product training course, which centers around using the Faces product in interviewing witnesses to create a composite image of suspects.

3. A standardization and authentication certification process for graduates of the training course.

We expect our Faces 4.0 product to be market ready in June 2003. We began an aggressive sales and marketing campaign to institutionalize the use of our software in law enforcement. Concurrently, we are pursuing contracts among, but not exclusively with, government agencies, especially in light of the emphasis in Homeland Security; the gaming industry; local, state, and national citizen alerts associations, and original equipment manufacturers in the computer industry.
Enterprise Solutions: IQ Enterprise solutions capability has been launched to take fullest advantage of both our intellectual property and our position in the marketplace. Our enterprise solutions practice will seek to acquire a greater percentage of the business customer's budget for security technology-related projects, and the emerging funds available through the Homeland Security Act.

Our efforts in this area will be to focus on those organizations that want to purchase affordable standard products to fulfill specific needs and not require costly professional system integration service or training to utilize the product. The inexperience with technology and changing priorities set by security concerns often diminishes the value of customized information systems.

The objective of our enterprise strategy is to tailor solutions rather than build products. The solutions may include one or more product along with processes. The solutions are not only geared to address current problems but takes into consideration future needs. Such a combination of different technologies can then be packaged as web services to reduce technology obsolescence in just a few years.

As a result of the above, we may reduce the our financing needs, estimated at approximately $2.5 million, to complete the launching of its two new products and reach break-even status. The sources of funding are anticipated to come primarily from, a private placement of up to $1.0 million from an agreement that was entered into with Forte Capital, and from revenue from sales of its newly named Faces 3.1 product group which began in January of 2003. There is no assurance that the company will be successful in attaining its funding objectives, and will need to scale back operations to the extent full funding is not attained. Liquidity and Capital Resources We have a severe liquidity shortfall that impairs our ability to meet our current operating cash flow requirements in the near term. As of fiscal quarter end, March 31, 2003, we had a negative working capital of approximately $693,000. Our accounts payable were about $278,000 of which approximately $110,000 is owed to related parties for accrued payroll and reimbursable expenses and we also had $450,000 in investor notes. We have reduced our monthly overhead rate to approximately $75,000 from $110,000, and are continuing to seek cost reductions. We are maintaining a consistent effort to locate sources of additional funding. We make no assurance that financing can be achieved. Should we fail to meet our obligations, both past and as they come due, through additional financing or increased revenue, we will not be able to remain a viable entity.

We expect operating losses and negative operating cash flows to continue for at least the next twelve months, because of expected costs and expenses related to brand development; marketing and other promotional activities; hiring of management, sales and other personnel; the expansion of infrastructure and customer support services; strategic relationship development; and potential acquisitions of related complementary businesses Although we have faced a severe ongoing liquidity shortfall, our shipping of product may reduces our outside funding requirements. Our internal cash flow model indicates we can break even with our current cost structure with approximately $1.2 Million in revenue. However there can be no assurance that we will achieve profitability. Due to these factors, we believe that period-to-period comparisons of our results of operations are not necessarily a good indication of future performance. The results of operations in some future periods may be below the expectations of analysts and investors.

Recent Events

On February 11, 2002, we signed an agreement with Forte Capital whereby Forte may purchase an unspecified number of shares of our stock for up to $1,200,000 in the aggregate with the initial funding occurring before November 22, 2002 with additional funding occurring in 2003. Part of the agreement calls for the exercise of warrants of our common shares by Forte Capital. We have no assurance that the warrants will be exercised. Should Forte Capital not exercise its warrants, we will have the immediate need to seek alternative financing. As of March 31, 2003, we have received $200,000 for 500,000 of our common shares, or $.40 per share.

In April and May 2003, IQ Biometrix completed the issuance of $350,000 in 10% secured convertible debentures due April 1, 2004. Interest is payable in common shares, assuming full conversion and no early retirement, these debentures including interest payments, may convert into 1,837,500 shares of common stock.

On May 2, 2003, IQ Biometrix entered into a "Letter of Intent" to acquire Network Storage Solutions, Inc. (NSS) of Chantilly, VA in exchange for 12,500,000 shares of IQ Biometrix common shares. As part of this transaction, NSS management is also to receive options to acquire 3,500,000 shares of IQ Biometrix common shares. NSS is a developer of video-data storage software. The Letter of Intent is subject to a number of conditions, including, without limitation, that a definitive agreement regarding the acquisition be executed, that $2.0 million be raised to finance NSS's business, and that the Boards of Directors (and, to the extent required by applicable law, stockholders) of the Company and NSS approve the transaction. There can be no assurance that the acquisition of NSS will be completed.

Results of Operations for the nine months Ended March 31, 2003 and 2002

Revenues decreased 8% to $73,000 from $78,000 for 2003 and 2002, respectively. Gross Revenues were the sale of Faces 3.0 software. Revenue from our latest quarter was from a diverse retail customer base sold mainly in units of 1 to 50. No customer made up more than 2% of gross revenue.

Selling and marketing expense increased 298% to 114,000 from $29,000 for 2003 and 2002, respectively. The increase in selling, expenses, was due to increase in sales personnel and public relations related to the presale and pending release of Faces 4.0. General and administrative expenses increased 94% to $855,000 from $422,000 for 2003 and 2002, respectively. This increase was due to increases in payroll and consulting expenses; we now employ 3 full-time people and various independent contractors for sales, marketing, public relations, product development, product feasibility, fund raising, and bookkeeping, legal expense related to the completion of the financing arrangements, and finance fees.

Research and development expenses were $87,000 and $2,000 for 2003 and 2002, respectively. The increase is due to the costs associated with the development of producing Faces 4.0. A beta version has been developed, with a market delivery date of the final version occurring in June 2003. We anticipate development expenses for fiscal 2003 to approach $100,000. We are actively pursuing other engineering and development opportunities to create a suite of products and services to compliment and enhance the Faces 4.0 software. Impairment charges of $52,000 for nine months ended March 31, 2003 consists of a write-off of a loan to business operated by a former officer.

Interest expense was $25,000 and $6,000 for 2003 and 2002, respectively. This increase is related to the issuance of $450,000 in new borrowings in fiscal 2003.

Critical Accounting Policies

Intangible Assets

Our Intangible assets consists of a customer list and software code acquired in the JVWEB / IQ Biometrix acquisition. We recorded the cost the software and amortize the cost over the estimated useful life of 3 years. We review the value of our intangible assets quarterly and determine its value. At March 31, 2003 we had a net carrying value for our intangible assets of $81,000.

Revenue Recognition

We adopted revenue recognition policies to comply fully with the guidance in Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Revenue consists of shipped products and completed services. We have an increasing sale order backlog, however those orders are not considered revenue until the order shipped products and services are rendered.

Inflation

In our opinion, inflation has not had a material effect on our operations.

Risk Factors and Cautionary Statements

Forward-looking statements in this report are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. We wish to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: our ability to meet our cash and working capital needs, our ability to successfully market our product, and other risks detailed in our periodic report filings with the Securities and Exchange Commission.


PART II. OTHER INFORMATION

Item 2.           Changes in Securities

During the quarter ended March 31, 2003, in consideration of the issuance of warrants to purchase 1,000,000 shares of the Company's common stock, the Company acquired from Special Equity IV, L.P. a Secured Convertible Promissory Note made payable by MVION, Inc., a technology company known as "KachinaGuide," in the original principal amount of $2.2 million. This promissory note was acquired for investment and strategic purposes. Eric A. McAfee, a director of the Company, is the sole director of MVION. The warrants issued for this promissory note have a base exercise price of $1.00 per warrant, adjustable downward to some extent if the average closing price of the Company's common stock during a month were less than $1.00. These warrants expire 100,000 per month starting in June 2003. The issuances of the warrants are claimed to be exempt, and the issuances of the common stock underlying the warrants will be claimed to be exempt, pursuant to Regulation D under the Securities Act of 1933."

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

Item 5.  Other Information

On May 2, 2003, IQ Biometrix entered into a "Letter of Intent" to acquire Network Storage Solutions, Inc. (NSS) of Chantilly, VA. in exchange for 12,500,000 shares of IQ Biometrix common shares. As part of this transaction, NSS management is also to receive options to acquire 3,500,000 shares of IQ Biometrix common shares. NSS is a developer of video-data storage software. The Letter of Intent is subject to a number of conditions, including, without limitation, that a definitive agreement regarding the acquisition be executed, that $2.0 million be raised to finance NSS's business, and that the Boards of Directors (and, to the extent required by applicable law, stockholders) of the Company and NSS approve the transaction. There can be no assurance that the acquisition of NSS will be completed.

Item 6.           Exhibits and Reports on Form 8-K

         (a) The following exhibits are filed with this Quarterly Report or are incorporated herein by reference:

    Exhibit
    Number                    Description

    99.03     Certifications  Required  Pursuant  to  Section  906 of  the
                Sarbanes-Oxley  Act  of  2002 (transmitted herein).

         (b) Reports on Form 8-K

                           NONE

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     IQ BIOMETRIX, INC.
                                                     (Registrant)


                            By: /s/ William Scigliano
                                    William Scigliano
                                    Chief Executive Officer

Dated: May 30, 2003

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

May 30, 2003

/s/ William Scigliano
         William Scigliano
         Chief Executive Officer

                                  CERTIFICATION

         I, Seth Horn, Chief Financial Officer of IQ Biometrix, Inc., certify that:

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

May 30, 2003

/s/ Seth Horn
         Seth Horn
         Chief Financial Officer