Form 10QSB/A
period 2003-03-31
IQ BIOMETRIX INC
filed 2003-06-16
CIK 1051902

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

PART 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                               IQ BIOMETRIX, INC.
                                  BALANCE SHEET
                                 March 31, 2003



                  ASSETS
Current Assets
    Cash                                                                $ 3,632
    Acccounts receivable                                                  3.248
    Inventory                                                            19,000
    Note receivable from Mvion, at fair value                            10,000
                                                                    -----------
         Total Current Assets                                            35,880

Intellectual property, net of $42,777 accumulated depreciation           38,041
Deposit                                                                     950
                                                                    -----------
TOTAL ASSETS                                                         $   74,871
                                                                    ===========


         LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
    Convertible notes payable to investors                          $   400,000
    Demand note payable                                                  50,000
    Accounts payable and accrued expenses                               278,424
                                                                    -----------
         Total Current Liabilities                                      728,424
                                                                    -----------

STOCKHOLDERS' DEFICIT
  Common stock, $.01 par value, 50,000,000 shares
    authorized, 17,120,869 shares issued and outstanding                165,513
  Additional paid-in capital                                          1,257,783
  Deficit                                                            (2,082,545)
                                                                    -----------
         TOTAL STOCKHOLDERS' DEFICIT                                 (  653,553)
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $   74,871
                                                                    ===========

                               IQ BIOMETRIX, INC.
                            STATEMENTS OF OPERATIONS
               Nine and Three Months Ended March 31, 2003 and 2002


                                       For the nine months For the three months
                                          ended March 31,      ended March 31,
                                          2003      2002       2003       2002
                                       ---------  ---------  --------- ---------

Revenue - software sales               $  73,291 $ 78,868   $  44,986 $  40,886

Operating Expenses
           Cost of sales                  17,303    6,000       3,181     4,000
           Selling expense               114,300   29,059      28,416    29,059
           General and administrative    855,324  421,256     300,125   393,677
           Research and development       86,597    1,979       6,330     1,979
           Write off of advance to
                  former affiliate        52,401
           Interest                       25,318                6,206
           Amortization                   20,328   15,715       6,818     6,735
                                       --------- ---------   --------- ---------
  Total operating expenses             1,171,571  474,009     351,076   435,450
                                       --------- ---------   --------- --------
NET (LOSS)                           $(1,098,280)(395,141)  $(306,090)$(394,564)
                                     =========== ========   ========= =========

Basic and diluted
  loss per share                          $(0.07)  $(0.03)     $(0.02)  $(0.03)

Weighted average shares              16,702,777 12,412,567 17,088,647 13,436,357

                               IQ BIOMETRIX, INC.
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                For the Nine Months Ended March 31, 2003 and 2002


                                                     2003                2002
CASH FLOWS FROM OPERATING ACTIVITIES            ---------              ---------
  Net loss                                      $(1,098,280)          $(395,141)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Amortization                                     20,328              15,715
    Stock warrants issued as interest on loans
        received                                     19,112
    Stock issued for services                        64,868              68,360
    Writeoff of advance to former affiliate          52,401
  Changes in:
    Accounts receivable                          (    3,248)          (   2,860)
    Additional cash advances to former affiliate     26,121)
    Inventory of packaging supplies                  12,000            ( 32,000)
    Accounts payable and accrued expenses           221,309              53,196
                                                  -----------       --=--------
         NET CASH USED IN OPERATING ACTIVITIES   (  737,631)           (292,730)
                                                  -----------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in Deposit                            (      950)
  Purchase of intangible assets                                        (130,818)
                                                 -----------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock                200,000             566,192
  Proceeds from new convertible notes payable       400,000
  Proceeds from demand note payable                  50,000
                                                 ----------            ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES           650,000             566,192
                                                -----------           ---------
NET INCREASE (DECREASE) IN CASH                  (   88,581)            142,644

CASH BALANCES
         - Beginning of period                       92,213
                                                -----------            ---------
         - End of period                        $     3,632           $ 142,644
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