Form 10KSB
period 2003-06-30
IQ BIOMETRIX INC
filed 2003-10-14
CIK 1051902

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2003          Commission File Number 0-24001

                               IQ BIOMETRIX, INC.
                 (Name of small business issuer in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                                   76-0552098
                      (I.R.S. Employer Identification No.)

                      39111 Paseo Padre Parkway, Suite 304
                            Fremont, California 94538
                                 (510) 795-2900
  (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended June 30, 2003 were $105,800.

The aggregate market value of the voting stock held by non-affiliates of the registrant onSeptember 10, 2003 was approximately $11,992,035, based on the closing price of such stock on such date. The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of September 10, 2003 was 20,912,708.

Transitional Small Business Disclosure format (Check one): YES [ ]  NO [X]

                           FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 24A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places including ITEMS 1 AND 2 "BUSINESS AND PROPERTIES." These statements regard:

         * our belief that the FACES technology will help solve the growing need for effective crime and terrorism fighting tools as well as offering potential applications relating to other industries

         *        our belief that the InterCodeTM (a automatically  generated ID
                  Code) is a breakthrough feature that can serve as the first international standard in the transmission of facial recognition data. Each InterCodeTM is unique with respect to a particular face, just a fingerprints to a person.

         * our belief that international markets represent a significant market for our products and services

         * our belief that we have ample room to penetrate further the public security/law enforcement agencies segment of the market

         * our intention to compete vigorously in terms of price, product features, product performance, ease of use, quality of support and service, and company reputation

         * our belief regarding any termination or non-renewal of any lease

         * our expectations regarding the sources from which we will finance our operations

         * our expectations regarding the amount of funds we will need in the future \

         * our expectations regarding the focus of our revenue generation efforts on our existing customers

         *        our   expectations   regarding   the   amount  of   additional
                  development   expenses  needed  to  pursue  our  research  and
                  development strategy

         * our expectations regarding the timing of the rollout, release or public availability of any products of ours now or hereafter under development

         * our expectations regarding our receipt of revenues from training users of our products

         *        our   intentions   and   expectations   regarding  the  future
                  availability  of  now  undeterminable   revenue  opportunities
                  arising out of our technology

         * our expectations regarding the abilities and use in certain locations of our FACE SEARCH technology

         * our intentions regarding the protection of our proprietary information

         * our expectations and intentions regarding our ability to make available the finest facial recognition technology on the market

         * our intentions regarding the continued development and refinement of our existing products, and the development and commercialization of various computer programs and products using the InterCodeTM technology

         * our intentions regarding the continuation of our direct selling efforts

         * our intentions regarding our marketing, publicity, sales and lobbying efforts.

Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results could differ materially from those projected in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed under "RISK FACTORS" immediately below. As a result, these forward-looking statements represent the Company's judgment as of the date of this Annual Report. The Company does not express any intent or obligation to update these forward-looking statements.

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES.

                                  INTRODUCTION

         IQ Biometrix, Inc., a Delaware corporation (the "Company") is a developer of products for the facial composite software market and solutions for the needs of law enforcement agencies and security industry customers. The headquarters address of the Company is 39111 Paseo Padre Parkway, Suite 304, Fremont, CA 94538. The Company's telephone number is 510-795-2900. The Company's Web site is http://www.iqbiometrix.com. Information contained in the Company's Web site shall not be deemed to be a part of this Annual Report.

         The Company is the successor to a merger involving JVWeb, Inc., a Delaware corporation ("JVWeb"), and IQ Biometrix California, Inc., a California corporation ("IQB"). JVWeb was incorporated on October 28, 1997 under the laws of the State of Delaware. JVWeb was formed for purposes of pursuing electronic commerce opportunities. Because of certain reasons (including the extreme declines in the electronic commerce markets and JVWeb's financial resources), JVWeb was largely unsuccessful in the pursuit of electronic commerce opportunities. As a result, in the fall of 2000 JVWeb began the active search for an appropriate merger candidate in a transaction that would likely result in a change in the control and management of JVWeb.

         IQB was formed in July 2001 for the purpose of engaging in the business of developing products for the facial composite market. The FACESTM technology was initially developed in the mid-1990's by Montreal-based entrepreneur Pierre Cote, the founder of InterQuest Inc. ("InterQuest"). Cote is currently a significant shareholder of ours. Investing more than US $4 million from institutional and individual investors, InterQuest completed the product development of the FACES technology, resulting in two patents applications and a proprietary library of facial images built by taking studio photos of more than 4,000 people. In 1998, InterQuest launched FACESTM version 1.0, a desktop software product that was eventually distributed to more than 150,000 licensees worldwide, including approximately 5,000 police departments. In early 2000, Pierre Cote and several other management members left InterQuest due to a disagreement with InterQuest's largest shareholder about the timing of a public offering by the company and other issues, and InterQuest subsequently filed for bankruptcy in October 2000. In August 2001, another Canadian company acquired the FACES technology out of the bankruptcy proceedings on a deferred payment basis. When this acquiror was unable to raise funds to make the deferred payments, it defaulted and filed for bankruptcy in September 2001. We believe that this acquiror never commenced the exploitation of the FACES technology in any meaningful manner. IQB was co-founded by Pierre Cote and other former InterQuest management and shareholders.

         On March 22, 2002, a merger (the "Merger") of IQB with and into IQB Acquisition Corporation, a newly formed, wholly owned Delaware subsidiary of JVWeb (the "Subsidiary"), was consummated in accordance with the terms, provisions and conditions of an Agreement and Plan of Merger dated as of February, 27, 2002 by and among JVWeb, the Subsidiary, IQB and Pierre Cote, Sylvie Lariviere and Eric McAfee, each a shareholder of IQB. Pursuant to the Merger, IQB was merged with and into the Subsidiary, with the Subsidiary's being the surviving corporation and adopting the new corporate name of "I.Q. Biometrix Operations, Inc."

         In consideration for the Merger, the former shareholders of IQB received an aggregate of 13,354,232 shares of JVWeb Common Stock (after taking into account certain post-closing adjustments) shares of JVWeb's Common Stock, constituting approximately 85.51% of the Common Stock outstanding immediately after the Merger. JVWeb also assumed IQB's obligations under its stock plan, thus obligating itself to issue up to 1,738,160 additional shares of common stock pursuant to options or stock grants issued pursuant to the assumed plan (after taking into account certain post-closing adjustments). In connection with the Merger, the Company acquired for $110,000 on March 27, 2002, ownership from the secured lender of all of the right, title and interest to the FACESTM business, the FACESTM software, two pending patent applications, trademarks, the FACESTM library, FACESTM inventory and other items.

         Because JVWeb had no significant assets or operations at the time of the Merger, the Merger was treated for accounting purposes as a "reverse merger." Although JVWeb was at the time a public company which acquired all of the assets of IQB, for accounting purposes IQB was treated as the accounting acquiror and the public company henceforth. For purposes hereof, the "Company" shall refer to the publicly traded company after the Merger that is continuing the business of IQB.

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





         OUR LIMITED OPERATING HISTORY OF OUR CURRENT BUSINESS MAKES AN EVALUATION OF US AND OUR FUTURE EXTREMELY DIFFICULT.

         On March 22, 2002, the merger (the "Merger") of IQ Biometrix California, Inc. ("IQB") with and into a wholly owned subsidiary of JVWeb was completed. IQB was incorporated in July 2001 to continue the launch and development of a proprietary software program named "FACES, The Ultimate Composite PictureTM." Development of this software began in 1995. Two previous corporate owners of this technology ultimately declared bankruptcy under the laws of Canada, although management believes that their bankruptcies were not a result of the merits of the technology. See "BUSINESS." Because JVWeb had no significant assets or operations at the time of the Merger, the Merger was treated for accounting purposes as a "reverse merger." Prior to the Merger, JVWeb had not been operational for more than a year.

         In view of the preceding, our current business has had a limited operating history. Accordingly, we cannot be certain that this business will be successful. Because of this limited operating history, we cannot forecast operating expenses based on our historical results because they are limited, and we are required to forecast expenses in part on future revenue projections. Most of our expenses are fixed in the short term and we may not be able to quickly reduce spending if our revenue is lower than we had projected; therefore net losses in a given quarter would be greater than expected. In addition, our ability to forecast accurately our quarterly revenue is limited due to a number of factors described in detail below, making it difficult to predict the quarter in which sales will occur. You must consider the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets such as ours, including:

         * Our complete dependence on our current facial composite software products and other products and applications developed from them; we expect to derive substantially all of our revenues from such products, and such products have had limited market acceptance to date

         * Our need to introduce new products and services to respond to technological and competitive developments and customer needs

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

         WE HAVE A HISTORY OF LOSSES, WE EXPECT FUTURE LOSSES, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

         We have incurred net losses since inception, and we have not achieved profitability. As of June 30, 2003, we had an accumulated deficit of approximately $4,871,956. We expect we will need to continue spending substantial financial and other resources on expanding our sales and marketing activities and developing and introducing new products and enhancements to our existing products. As a result, we need to generate significant revenue to achieve and maintain profitability. We expect that our sales and marketing expenses and our research and development expenses will continue to increase in absolute dollars and may increase as percentages of revenue for the foreseeable future. If we do achieve profitability, we cannot be certain that we can sustain ongoing future losses.

         QUARTERLY,   SEASONAL  AND  OTHER  FLUCTUATIONS  IN  OUR  BUSINESS  AND
OPERATING RESULTS MAY MATERIALLY AND ADVERSELY AFFECT THE TRADING PRICE OF OUR COMMON STOCK.

         We expect that our operating results will fluctuate in the future due to a number of factors. We do not control many of these factors. These factors include the following:

         * Our product is reliant on local and state governments which are experiencing their worst budget crisis in years

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

         OUR MARKET IS IN DEVELOPMENT, AND OUR PRODUCT MAY NOT ACHIEVE MARKET ACCEPTANCE.

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

         We do not have a long history of selling our products and will have to devote substantial resources to educate prospective customers about the benefits of our products. Our efforts to educate potential customers may not result in our products' achieving market acceptance. Furthermore, even if our products are effective, our target customers may not choose them for technical, cost, support or other reasons. If the market for our products fails to grow or grows more slowly than we anticipate, our business could suffer.

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

         In addition, from time to time, facial recognition and other biometric technologies have been the focus of organizations and individuals seeking to curtail or eliminate the use of these technologies on the grounds that these technologies may be used to diminish personal privacy rights. In the event that such initiatives result in restrictive legislation, the market for facial recognition products may be adversely affected.

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

         Due in part to the emerging nature of the market for our products and the substantial resources available to some of our competitors, there may be a time limited opportunity for us to achieve and maintain a significant market share. Developing and maintaining awareness of our brand names is critical to achieving widespread acceptance of our products. Furthermore, we believe that the importance of brand recognition will increase as competition in the market for our products increases. Successfully promoting and positioning our brands will depend largely on the effectiveness of our marketing efforts, our ability to develop reliable and useful products at competitive prices, and our ability to achieve and maintain a position as a leader in providing high quality facial imagery software products and enterprise -level solutions for the needs of law enforcement agencies and other potential customers. To attract and retain customers and to promote and maintain our brands in response to competitive pressures, we may need to increase our marketing and advertising budgets or otherwise to increase substantially our financial commitment to creating and maintaining brand loyalty among vendors and consumers. We expect to derive a substantial majority of our revenue from a limited number of products for the foreseeable future. Our business, results of operations and financial condition could be materially adversely affected if any of the following events occur:

         * We are unable to provide high quality facial composite software products and enterprise-level solutions for the needs of law enforcement agencies and other potential customers

         *        We otherwise fail to promote and maintain our brands

         * We are unable to achieve or maintain a leading position in our market

         * We incur significant expenses in attempting to achieve or maintain a leading position in the our market or to promote and maintain our brands

         IF WE FAIL TO GENERATE REPEAT OR EXPANDED BUSINESS FROM OUR CURRENT AND FUTURE CUSTOMERS, OUR BUSINESS WILL BE SERIOUSLY HARMED.

         We believe that our success will depend on the continued growth of our customer base and the retention of our customers. We presently have over 160,000 seat licenses distributed to law enforcement agencies in the United States. We expect to focus a large part of our revenue generation efforts on our existing customers. If we fail to generate repeat and expanded business from our current and future customers, our operating results would be seriously harmed. Our ability to attract new customers will depend on a variety of factors, including the reliability and cost-effectiveness of our products and our ability to effectively market our products. If a customer has a positive experience with our products, the customer may purchase additional licenses to expand the use of our products in its organization or license additional products from us. However there is no assurance that our customers will expand their current use of our products in this way.

         RAPID TECHNOLOGICAL CHANGE IN OUR MARKET COULD CAUSE OUR PRODUCTS TO BECOME OBSOLETE OR REQUIRE US TO REDESIGN OUR PRODUCTS.

         We expect that our market will be characterized by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changing customer demands and evolving industry standards, any of which can render existing products obsolete and unmarketable. We also expect that these changes and introductions will require us to adapt our products to remain competitive. We believe that our future success will depend in large part on our ability to develop new and effective products in a timely manner and on a cost effective basis. We cannot assure you that we will successfully develop these types of products and product enhancements. In addition, there can be no assurance that the announcement or introduction of new products by us or our competitors or any change in industry standards will not cause customers to defer or cancel purchases of existing products, which could materially adversely affect our business, operating results and financial condition. As a result of the complexities inherent in facial composite software, major new products and product enhancements can require long development and testing periods. As a result, significant delays in the general availability of such new releases or significant problems in the implementation of such new releases could materially adversely affect our business, operating results and financial condition. Our failure to develop successfully, on a timely and cost effective basis, product enhancements or new products that respond to technological change, evolving industry standards or customer requirements or of such new products and product enhancements to achieve market acceptance would have a materially adversely affect our business, operating results and financial condition.

         WE RELY ON A NUMBER OF THIRD PARTIES, AND SUCH RELIANCE EXPOSES US TO A NUMBER OF RISKS.

         Our operations depend on a number of third parties. We have limited control over these third parties. We may not have many long-term agreements with many of them. For example, we market our products and services through various distributors and other cooperative relationships with third parties. In many cases, the sale of our products depends on the effectiveness of their selling efforts on behalf of our products and in executing on their own responsibilities under agreements with customers in a timely manner. At times, such third party distributors may offer products of our competitors as well. The failure of the third parties with which we have contracted to fulfill adequately their contractual obligations could materially adversely affect our business, operating results and financial condition.

         OUR SOFTWARE PRODUCTS ARE COMPLEX AND MAY CONTAIN UNKNOWN DEFECTS THAT COULD RESULT IN NUMEROUS ADVERSE CONSEQUENCES.

         Software products as complex as those that we offer often contain errors or defects, particularly when first introduced, when new versions or enhancements are released and when configured to individual customer computing systems. We currently have no known errors and defects in our products. However, there can be no assurance that (despite testing) defects and errors will not be found in current versions, new versions or enhancements of our products after commencement of commercial shipments, any of which could result in damage to our reputation, the loss of sales, a diversion of our product development resources, or a delay in market acceptance, and thereby materially adversely affecting our business, operating results and financial condition. The computer hardware environment is characterized by a wide variety of non standard configurations that make prerelease testing for programming or compatibility errors very difficult and time consuming. Despite our testing, errors may still be discovered in some new products or enhancements after the products or enhancements are delivered to customers. Furthermore, there can be no assurance that our products will meet all of the expectations and demands of our customers. The failure of our products to perform to customer expectations could give rise to warranty claims. Any of these claims, even if not meritorious, could result in costly litigation or divert management's attention and resources. We do not currently maintain any general liability insurance. Any general liability insurance that we may carry could be insufficient to protect us from all liability that may be imposed under any asserted claims. Although through our license agreements with customers we will try to include provisions designed to limit our exposure to potential claims, such limitation of liability provisions may not be effective as a result of existing or future laws or unfavorable judicial decisions.

         IF WE GROW OUR BUSINESS AS PLANNED, WE MAY NOT BE ABLE TO MANAGE PROPERLY OUR GROWTH, AND WE EXPECT OPERATING EXPENSES TO INCREASE, WHICH MAY IMPEDE OUR ABILITY TO ACHIEVE PROFITABILITY.

         If we are successful in growing our business as we plan, our operations may expand rapidly and significantly. Any rapid growth could put a significant strain on our management, operational and financial resources. In order to manage the growth of our operations, we will be required to expand existing operations; to improve on a timely basis existing and implement new operational, financial and inventory systems, procedures and controls, including improvement of our financial and other internal management systems; and to train, manage and expand our employee base. If we are unable to manage growth effectively, our business, results of operations and financial condition will be materially adversely affected. In addition, if we are successful in growing our business as we plan, we expect operating expenses to increase, and as a result, we will need to generate increased quarterly revenue to achieve and maintain profitability. In particular, as we grow our business, we would incur additional costs and expenses related to:

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

         OUR  SUCCESS  DEPENDS  ON  OUR  ABILITY  TO  PROTECT  OUR  INTELLECTUAL
PROPERTY.

         Our future success depends upon our proprietary technology. We have protected our proprietary information through the use of patent, copyright, trademark, trade secret laws, confidentiality procedures and contractual provisions. Nonetheless, notwithstanding our efforts to protect our proprietary rights, policing unauthorized use or copying of its proprietary information is difficult, unauthorized use or copying occurs from time to time, and litigation to enforce intellectual property rights could result in significant costs and diversion of resources. Any patents we obtained in the future may be circumvented, challenged, invalidated or designed around by other companies. Despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property. Moreover, the laws of some foreign jurisdictions do not afford the same degree of protection to our proprietary rights as do the laws of the United States, and effective trademark, copyright, and trade secret protection may not be available in every country in which our products are distributed. Furthermore, our competitors may independently develop similar technology that substantially limits the value of our intellectual property. Our inability to protect adequately our intellectual property for these or other reasons could affect our business, financial condition and operating results.

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

         WE NEED TO EXPAND OUR SALES AND DISTRIBUTION CHANNELS, AND, IF WE FAIL TO DO SO, OUR GROWTH COULD BE LIMITED.

         We will need to significantly expand our direct and indirect sales operations in order to increase market awareness of our products and to generate increased revenue. New sales personnel will require training and take time to achieve full productivity. There is strong competition for qualified sales personnel in our business, and we may not be able to attract and retain sufficient new sales personnel to expand our operations. In addition, we believe that our future success depends upon expansion of our indirect distribution channel, which consists of our relationships with a variety of distributors. To date, we have relationships with only a limited number of these partners. We cannot be certain that we will be able to establish relationships with additional distribution partners on a timely basis, or at all, or that these distribution partners will devote adequate resources to promoting or selling our products. In addition, we may also face potential conflicts between our direct sales force and third party reselling efforts.

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

         FUTURE ACQUISITIONS COULD EXPOSE US TO NUMEROUS RISKS.

         As  part  of  our  business  strategy,  we  may  acquire  complementary companies, products, services or technologies. Any acquisition would be accompanied by the risks commonly encountered in a transaction. Such risks include the following:

         * Difficulty of assimilating the operations and personnel of the acquired companies

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

         OUR AUTHORIZED PREFERRED STOCK EXPOSES STOCKHOLDERS TO CERTAIN RISKS.

         Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of Preferred Stock, par value $.01 per share. No shares of Preferred Stock were issued as of September 30, 2003. The authorized Preferred Stock constitutes what is commonly referred to as "blank check" preferred stock. This type of preferred stock allows the Board of Directors to divide the Preferred Stock into series, to designate each series, to fix and determine separately for each series any one or more relative rights and preferences and to issue shares of any series without further stockholder approval. Preferred stock authorized in series allows our Board of Directors to hinder or discourage an attempt to gain control of us by a merger, tender offer at a control premium price, proxy contest or otherwise. Consequently, the Preferred Stock could entrench our management. The market price of our Common Stock could be materially and adversely affected by the existence of the Preferred Stock.

         OUR COMMON STOCK HAS A LIMITED AND VOLATILE TRADING HISTORY

         Our Common Stock trades in the United States on the Over the Counter Electronic Bulletin Board.(OTCBB). Recently, the number of shares traded has been extremely limited and volatile. Moreover, thus far the prices at which our Common Stock has traded have fluctuated fairly widely on a percentage basis. See "PRICE RANGE OF COMMON STOCK." There can be no assurance as to the prices at which our Common Stock will trade in the future, although they may continue to fluctuate significantly. Prices for our Common Stock will be determined in the marketplace and may be influenced by many factors, including the following:

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

         We have various abilities and obligations to issue additional shares of common stock in the future. These abilities and obligations include the following:

         * Approximately 988,000 registered shares of our Common Stock are available for issuance to outside consultants to compensate them for services provided as of September 30, 2003

         * Options to purchase approximately 3,880,885 shares of our Common Stock had been granted as of September 30, 2003

         * Warrants to purchase approximately 1,000,000 shares of Common Stock had been issued as of September 30, 2003

         * Debentures, convertible into 4,600,000 shares of Common Stock had been issued as of September 30, 2003

         The options and warrants described above permit the holders to purchase shares of Common Stock at specified prices. These purchase prices may be less than the then current market price of our Common Stock. Any shares of Common Stock issued pursuant to these options or warrants (or the convertible debentures described above) would further dilute the percentage ownership of existing stockholders. The terms on which we could obtain additional capital during the life of these options, warrants or convertible debentures may be adversely affected because of such potential dilution. Finally, we may issue additional shares in the future other than as listed above. There are no preemptive rights in connection with our Common Stock. Thus, the percentage ownership of existing stockholders may be diluted if we issue additional shares in the future. For issuances of shares and grants of options to consultants, our

Board of Directors will determine the timing and size of the issuances and grants, and the consideration or services required thereof.. Our Board of Directors intends to use its reasonable business judgment to fulfill its fiduciary obligations to our then existing stockholders in connection with any such issuance or grant. Nonetheless, future issuances of additional shares could cause immediate and substantial dilution to the net tangible book value of shares of Common Stock issued and outstanding immediately before such transaction. Any future decrease in the net tangible book value of such issued and outstanding shares could materially and adversely affect the market value of the shares.

         THE TRADING PRICE OF OUR COMMON STOCK ENTAILS ADDITIONAL REGULATORY REQUIREMENTS, WHICH MAY NEGATIVELY AFFECT SUCH TRADING PRICE.

         The trading price of our Common Stock has been below $5.00 per share. As a result of this price level, trading in our Common Stock is subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934. These rules require additional disclosure by broker dealers in connection with any trades generally involving any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such rules require the delivery, before any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must determine the suitability of the penny stock for the purchaser and receive the purchaser's written consent to the transaction before sale. The additional burdens imposed upon broker dealers by such requirements may discourage broker-dealers from effecting transactions in our Common Stock affected. As a consequence, the market liquidity of our Common Stock could be severely limited by these regulatory requirements.

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

                                    BUSINESS

                               INDUSTRY BACKGROUND

         Management believes that terrorism and violent crime have become a major global concern, and terrorism and crime prevention is a top priority in many countries. Management also believes that police agencies have taken steps to develop crime-analysis mechanisms, directives and training programs to promote prevention as an efficient and pro-active way of fighting crime, and are currently seeking additional tools to use in this effort. Cooperation between law enforcement agencies, authorities, organizations and citizens seems to show a growing desire for crime prevention and a recognition of the need for new tools to combat lawlessness and effectively determine a person's identity.

         The attacks on the World Trade Center and Pentagon on September 11, 2001 seem to have heightened the need for the development of products that can prevent crime generally and international terrorism specifically. September 11th has brought a surge of interest in facial-recognition technology and facial recognition is expected to be one of the fastest-growing segments of the biometric market during the next two to three years. The possible uses for facial-recognition technology include airport screening, controlling access to computer systems, restricted areas, entitlement benefits and the nation's borders. The Defense Department is researching its possible use for computer network security, and the State Department is considering ways to use biometrics to aid in passport processing. The Enhanced Border and Visa Security Act of 2002 mandates that every person coming into the U.S. using a visa have a multiple biometric machine-readable visa by October 2004. The proposal could be worth $3.8 billion and would establish the U.S. as the de facto global identity regulator. On a global basis, the biometric ID market could exceed $12 billion once the U.S. program is fully established in five to ten years.

         Facial recognition is a biometric technology that identifies people based on their facial features. Facial recognition systems are built on computer programs that take a facial image, measure characteristics such as the distance between the eyes, the length of the nose, and the angle of the jaw, and create a unique file called a "template." Using templates, the software then compares that image with another image and produces a score that measures how similar the images are to each other. Typical sources of images for use in facial recognition include video camera signals and pre-existing photos such as those in driver's license databases.

                                THE IQB SOLUTION

         In connection with the Merger, the Company acquired the FACESTM composite technology. Management believes that this technology will help solve the growing need for effective crime and terrorism fighting tools as well as offering potential applications relating to other industries. The FACES technology allows the easy creation and re-creation of billions of human faces through an exhaustive database of facial features, the distribution of these composite facial images, and the rapid search of facial image databases based upon proprietary biometric algorithm processes. The FACES software not only creates composite pictures with remarkable ease and speed, but also automatically converts the composite into unique InterCodesTM.

         The InterCodeTM algorithm is the digital imprint of the face, as represented by the unique combination of facial features from our proprietary library. Every InterCodeTM is unique with respect to a particular face, just as fingerprints or DNA are to a particular person. Because of the digital character of the InterCodeTM and the small size of the code itself (less than 250 characters in length), the InterCodeTM can be transferred anywhere in the world via any telecommunications network (phone, fax, Internet) and can instantaneously reproduce high quality facial composites in the receiving location using the FACES software. The FACES technology can help law enforcement to identify and capture terrorists and criminals quickly, by assisting in determining a person's identity based upon facial features.

         The FACES solution is based upon technology covered by two pending patent applications, the InterCodeTM and our proprietary library:

         * FACES Software: Creates facial images through the use of our proprietary library of more than 4,000 facial images that has been logged by facial component. The software automatically converts the composite facial image into a unique, proprietary Biometric Alphanumeric Code. There are more than 160,000 licenses of the FACES software, including more than 5,000 police, military, FBI and CIA installations.

         * FACES/TRAK Solution: By integrating the FACES software with the TRAK software solution from SocialTech (used by 1400 police departments in the U.S. to notify local authorities of missing persons or suspects in a crime), the FACES/TRAK solution enables police departments to place a composite image in the one-page TRAK notification. This notification is then faxed, emailed or posted for local authorities as a rapid and effective method of notifying law enforcement of a suspect's facial appearance, name and criminal history. Without the FACES component or a photo image from a video camera or other source, the TRAK solution often is restricted to a general description of the suspect, e.g. white male, 6' tall, brown hair. This description is believed to be much less effective in identifying suspects than the FACES composite image. Funding by the state of New Jersey and federal sources, the FACES/TRAK Solution is being installed in all 600 police departments in New Jersey, with statewide deployments in negotiation for Ohio, Texas, Florida and other states.

         * FACES Search: By applying the InterCodeTM to databases of mug shots such as the iMug database of more than 3 million images, FACES Search enables the quick sorting of facial images based upon their similarity to the FACES composite image. This technology replaces the current method of facial search at police departments in which the victim or witness looks through binders of mug shot photos in search of the suspect.

         The FACES Search system is being integrated with the FACES/TRAK solution for deployment on a monthly recurring license basis in the 1400 existing TRAK police departments, as well as in current FACES licensee departments.

         The FACES software first gained public recognition through its use in the capture of criminals by the highly-rated "America's Most Wanted" television series, and its endorsement by host John Walsh. The first time the FACES software was used on the show, it helped law enforcement capture a serial rapist of young girls within 48 hours of the show's airing when the mother of the criminal recognized her son and called the show's 800 number. John Walsh and his television producer Lance Heflin have subsequently become shareholders of the company, and John Walsh is a supporter of the Company's products. The key component of the Company's solution to the need for crime and terrorism prevention products is the continued refinement and development of flexible, affordable and effective facial composite software products and enterprise-level solutions that address identification and security markets worldwide, that enable the crime solving, prevention and security sectors to track down and identify suspects rapidly, and that establish a world standard for the comparison of facial images.

                                    STRATEGY

         Our goal is to become a leader in the field of facial composite software. We plan to strive for this goal through the following key strategies:

         * Maintain the FACES technology as the industry leader One of our strategies is to posture the FACES software as a state-of-the-art, easy to use, efficient product. Management believes that the FACES software represents a significant leap forward in simplicity of design and usability, revolutionizing the criminal identification and capture process. It can assist anti-terrorism, law enforcement, security and public safety personnel to identify terrorists and criminals, and to solve crimes, both by its standardized coding system of all facial elements and by its ability to exchange information more quickly and efficiently between agencies in comparison to the previous form of graphical exchange

         * Build strong brand recognition: Our strategy is to develop, promote, advertise and increase the brand equity and visibility of the FACES software, FACES/TRAK, FACES Search, and its other products and services through excellent product and service offerings, and a variety of marketing and promotional techniques using a variety of media and conducting an ongoing public relations campaign. To help build strong brand recognition and lay the foundation for sales of enhanced products developed in the future, 150,000 copies of the FACES CD-ROM were donated to police departments across North America in 1998 and 1999. This undertaking resulted in endorsements from a number of major law enforcement organizations, and management believes that the FACES products was well received by the recipients of these copies.

         * Development of new products: We intend to seek to continue to develop and refine its existing products, and to develop and commercialize various computer programs and products using the technology and our facial image library. Our research and development strategy is to leverage this technology at all levels of development in order to translate it into a high-contribution, recurrent revenue stream. We do not expect to require a significant amount of additional development expenses to pursue this strategy. We commenced the market rollout of FACES Version 4.0 (the latest version of the software) in July of 2003. In addition, we are extending the FACES technology to produce a facial recognition software application using the InterCodeTM technology to verify and authenticate identities for security purposes. This software, called FACE SEARCH, is discussed in greater detail herein. We also plan on developing additional applications for the FACES technology in a number of specific markets.

         * Position the InterCodeTM technology as an international standard Our strategy includes the ultimate goal of positioning the InterCodeTM technology as an international standard for law enforcement that will unite the public and law enforcement agencies in a common and interactive action against crime. In a global environment, the adoption of a common system on a worldwide basis would enhance information sharing and therefore would contribute to facilitating crime prevention and solving. InterCodeTM, the unique morphological coding of the FACES software, has made setting an industry standard possible for the first time. Our software is being developed with a view to setting a standard throughout the world for the production of realistic facial images on a uniform platform, and management believes that the InterCodeTM could serve as the first international standard in the transmission of facial recognition data.

         * Continue to receive valuable endorsements, recognition and product use: The FACES technology has been endorsed by many organizations (including the FBI Academy in Quantico) and has won numerous awards and recognitions all around the world. Additional endorsements have been received from Crime Stoppers International, Pennsylvania Law Enforcement Officers Association, Child Find, the Our Missing Children division of the Royal Canadian Mounted Police, and Victims of Violence for Missing Children. The FBI Academy in Quantico has adopted FACES as an official training tool for FBI agents and uses the product to give seminars in foreign countries. In addition to the endorsements received from professional organizations accrediting the product as an effective and reliable tool for law-enforcement, the Fox Network television series "America's Most Wanted," which is viewed by 15 million people every week, has adopted the FACES software as an official crime-solving tool. The host of the series, John Walsh, is a supporter of the FACES software.

         * Maintain a strong commitment to customer satisfaction: We understand that (in order for it to be successful) its customers must be satisfied with our products. We are committed to customer satisfaction throughout its organization. In order to accomplish this, we will invest substantial time and effort in testing its products and working closely with its customers to quickly address any issues that arise. We will focus on providing its customers with the technical assistance and capabilities required to ensure a satisfactory experience with our products. Customers are able to access support, via e-mail and telephone during normal business hours. We supplements our telephone support with Web-based support services. In addition, the Company offers, primarily through certified training partners, classes and training programs for its products.

         * Continue to develop a strong network of strategic partners: We have developed a number of formal and informal strategic relationships with persons whose services are necessary to develop and implement our business strategy. We are entering into a new phase of research and development in which it is strategically aligning itself with partners in the scientific and university communities to ensure rapid development of new FACES applications. For instance, in 2002 we entered into a long-term partnership with the California State University Fresno whereby we will receive a broad range of support from various departments of this university.

         * Expand sales and distribution channels. We intend to address a broader market for its products by seeking to increase the number of distributors of its products as well continuing it direct selling efforts. Distributors will be chosen carefully, with regard to vertical and geographic focus, as we diligently work with each distributor to generate sales. In addition, we believe that international markets represent a significant market for its products and services, and we have established an early marketing, sales and support presence in selected international markets, including targeted European and Asian countries, to enhance our long-term competitive advantage in these regions. When appropriate, we will implement localized versions of its software.

         * Pursue incremental revenue opportunities: We intend to leverage our FACES technology to broaden its presence and develop additional revenue opportunities. For instance, we expect to receive meaningful revenues from training users of our software, primarily over the Internet. Future revenue opportunities are expected to grow out of our technology, although the exact nature of these can not now be determined. Nevertheless, we will also maintain a vigilant lookout for such opportunities.

         * Attract and retain exceptional employees: We believe that versatile and experienced employees provide significant advantages in the rapidly evolving market in which it will compete. We are committed to building a talented employee base and to attracting an experienced management team.

                                 FACES OVERVIEW

         The FACES technology is a revolutionary tool that allows the creation and re-creation of billions of human faces. This advanced technology can used by any agency or organization whose responsibility lies in the public safety and security arena.

         The first phase of developing the FACES technology consisted of gathering a large number of photographs from people with varied facial elements. The Research and Development team headed by Rajesh Venkatachalam and featuring computer graphic artists proceeded to adjust the facial elements to create a "universal skin" (patent pending) and a central database of facial features. Once these results were obtained, a group of external and internal programmers created the software which has since become the core of the FACES product. The exhaustive database of facial features comprising this software allows the easy creation and re-creation of billions of human faces. As an illustration, FACES
4.0 can generate a number of different faces equal to 38 to the 64th power.

         A key element of the FACES software is the Biometric Alphanumeric Code (InterCodeTM ), a system whereby each composite picture generates a unique alphanumeric code. The InterCodeTM is a digital imprint of the face. Every InterCodeTM is as unique with respect to a particular face just as fingerprints or DNA are to a particular person. The greatest advantage of this technical feature is that it allows users to send perfect quality composites across the world in just a few seconds. InterCodeTM can be sent via any telecommunications network (phone, fax, Internet). Once the code is typed into the Enter InterCodeTM dialog box, the corresponding composite picture is automatically generated on the user's screen. Not only does the InterCodeTM make the electronic transmission of graphic data unnecessary, but it also resolves network and device compatibility problems since the only tool required to exchange composites is the FACES software. The transfer of coded data through the Internet can be done in a fraction of a second while the transmission of conventional images is usually quite lengthy, complicated and unreliable.

         The FACES product helps law enforcement to identify and capture criminals quickly and efficiently. This product transforms the identification process into a quick, two step procedure that can be performed by anyone with access to a computer using the FACES software. Originally designed for the law enforcement community, the InterCodeTM specialized coding technology could result in dozens of secondary applications. In addition, the unique morphological coding of the FACES database has created for the first time the possibility of an industry standard for comparing facial images from law enforcement agencies, private security and businesses at risk throughout the world.

               PRODUCT DEVELOPMENT, MANUFACTURING AND FULFILLMENT

         Generally, our software products are developed internally with some assistance from outside contractors. This development process enables us to maintain close technical control over our products and gives us the freedom to designate which modifications and enhancements are most important and when they should be implemented. Product documentation is generally created internally We believe that a crucial factor in the success of a new product is getting it to market quickly to respond to new user needs or advances in hardware, without compromising product quality. Our company strives to become informed at the earliest possible time about changing usage patterns and hardware advances that may affect software design.

         We contract out most of its manufacturing activity to third parties. There are other custom manufacturers that we could use in the event outsourced manufacturing becomes unavailable from current vendors. We have multiple sources for raw materials, supplies, and components. Quality control tests are occasionally performed on finished products.

         We presently manage all our own product fulfillment, information processing, vendor management, logistics services, licensing, and related supporting functions from our Fremont, CA office.

                                 FACES PRODUCTS

         FACES requires no special training, allowing even those with limited computer skills to become fully competent in use of the product in a minimal amount of time. Unlike other composite-picture tools on the market, FACES is remarkably efficient. By simply clicking on the easy-to-find features with the mouse, the average user can create a complete picture in fewer than 10 minutes. Containing these facial features and a wide range of accessories, the FACES database allows the creation of more than one billion combinations of photo-like adult faces (ages 17 to 60) of either sex and of any race. The FACES CD-ROM is PC and Mac-compatible and can be run on any standard desktop or portable computer with a CD-ROM drive, making it fully adaptable to any working environment. About 700 MB of memory is needed on a system's hard drive to install FACES or the software can be run directly from the CD-ROM drive. Each FACES CD-ROM comes in three languages: English, French and Spanish. This product is also available in German. The FACES technology now has approximately 160,000 licenses worldwide.

                        FACES PRODUCTS UNDER DEVELOPMENT

         The Company is actively involved in the development of new products. However, the Company's new products may not be released on the anticipated schedule, and they may not achieve market acceptance or adequately address the changing needs of the marketplace on a timely basis, despite the dedication of significant resources to the development of the products. Any such failure could result in the Company's having little or no return on its investment of significant resources, which could adversely affect the Company's business. The following is a discussion of some of the products currently under development.

FACES, Version 4.0. Version 4.0 contains a more attractive interface for general applications by untrained users. It also contains various tools that allow for easier browsing and searching of facial features. While FACES Version 3.0 includes approximately 4,000 facial features, FACES Version 4.0 will include approximately 5,000 facial features, including many more ethnic facial elements and hairstyle gathered through photograph sessions held in Fresno, California with the participation of the California State University Fresno.

FACES, Version 5.0. The company is developing an enterprise version of FACES Version 4.0, extending the utility of this product beyond a single desktop user.

FACES, Version 6.0. This version will include expanded features such as child faces and senior citizens (toddler to 90 years old and more). This sophisticated version will include a new IntercodeTM that will be compatible with the FACE SEARCH technology that is currently under development and that is discussed below.

FACE SEARCH, The facial recognition FACE SEARCH technology is an outgrowth of the FACES technology. The unique features of the FACE SEARCH technology have been under development since 2000. The FACE SEARCH technology uses the InterCodeTM technology to address identity verification and authentication needs for security purposes. This technology is intended (upon completion of its development) to enable users to generate in seconds composite pictures and InterCodeTM from digitized photographs, which may include captured video images. This capability is expected to find use in airports, border control and other locations to identify suspected criminals and terrorists.

Using FACE SEARCH, a security agent, customs official or police officer will be able to compare the InterCodeTM for the face of a particular person to similar pictures in a database in an attempt to determine a person's identity. The FACE SEARCH algorithm will allow different searches through one facial feature or a combination of facial features. Moreover, the FACE SEARCH technology could be used to secure credit cards, ATM Cards, Medicare cards, passports, building access cards and driver's licenses by integrating the user's encrypted InterCodeTM on the magnetic band of the card for a visual authentication before any transaction approval.

                                    TRAINING

         We initially established a certification program conducted through a 16 hour seminar managed by certified trainers throughout the U.S. and Canada. This program enabled FACES users to improve their abilities to produce proper composites so as to maximize the potential of the FACES technology. To train users in the future, we are in serious discussions with an international training organization, which will sponsor the curriculum into the various states mandatory CEC training for law enforcement. We are also developing an
Internet-based e-learning initiative to offer law enforcement agencies a continuous education program. We are offering this service on a monthly subscription basis that should generate an additional reoccurring revenue stream. In this connection, we recently entered into a partnership with California State University Fresno for that institution to develop an e-learning curriculum. The e-learning approach will be scalable and greatly reduce the need for human interaction. We expect that the certified trainers in the seminars will eventually become on-line tutors as part of the e-learning initiative. We expect that the on-line training will take approximately 16 hours and will focus on cognitive interviewing, and that we will charge approximately $350 for each participant in the training.

                              MARKET AND MARKETING

         Our marketing strategy aims to penetrate strongly the three following target markets:

         *        Public security/law enforcement agencies

         *        General public

         *        Private security/businesses at risk

         The public security/law enforcement agencies segment of the market in North America, Europe and Asia is approximately 1,200,000, 1,274,000 and 1,559,000 (respectively) potential end users, primarily police officers. To date, about 5,000 police departments and/or law enforcement agencies have already received a copy of FACES. The Company believes that it has reached a small portion of the market thus far and has ample room to penetrate this market further.

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

         Approximately 20,000 copies of the FACES software has been sold to the general public and schools. As of September 30, 2003, the Company has re-seller relationships with over 50 distributors. These distributors market to a variety of retail customers, primarily targeting education and law enforcement.

         Historically, sales of our products (as a percentage of the total sales of the Company's products) have been approximately as follows:

         *        50% to the public security/law enforcement agencies

         *        45% to education and student market;

         *        5% to private security/businesses at risk

         The Company's marketing strategy involves the following three phases:

         * Phase I - will aim at validating FACES through its adoption by law enforcement and security professionals and at building a brand name and product awareness in these industries. This phase emphasized communications, public relations, a widely spread public relations campaign, hundreds of articles in major magazines, coverage on TV and radio on major American TV shows, participation in trade shows, promotion and advertising. This phase is largely completed.

         * Phase II - will aim at building strong sales channels to answer the demand created for the Company's products and in achieving the Company's ultimate goal of having the FACES technology become an international standard for facial recognition and comparison. This phase will strategically involve the previously announced relationship with SocialTech of Redwood City, California. SocialTech has developed a program called "TRAK - Technology to Recover Abducted Kids,", a computer software system that was originally designed to help law enforcement agencies locate and recover abducted children. The TRAK system is used by more than 1,400 police departments and is currently implemented at all 600 police departments in the State of New Jersey. TRAK has been used in countless types of cases, assisting law enforcement in the process of communicating important visual information. This system allows any police officer to quickly and efficiently create high-resolution photo bulletins and share them electronically with other law enforcement jurisdictions, the media, and the community, when they deem it appropriate.

         * Phase III - will aim at developing enterprise-level solutions for the needs of law enforcement agencies and other potential customers. For example, a search engine could be developed that matches FACES composite pictures represented by InterCodeTM and existing pictures filed in databases to facilitate the apprehension of criminals.

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

         * A regular flow of press releases and public relations with the media

         *        Numerous articles in newspapers and magazines around the world

         *        Broadcast of FACES success stories

         * Comments on various news shows with respect to FACES and its usefulness in apprehending criminals

         * Appearances by Company personnel (including stockholder John Walsh) on various TV and radio shows to talk about FACES, plus interviews with journalists

         *        Recognition through prizes and awards

         *        Positive critical reviews in consumers buyers guides

         *        Promotion and contests through our Web site

         Advertising. Although advertising is an important component of the Company's marketing strategy, the Company has heretofore primarily used media and public relations as support to brand awareness because of its limited financial resources. The Company has planned the following advertising:

         * Advertising through the use of FACES on America's Most Wanted show and articles in newspapers and other publications

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

         Conventional Distributors and/or Licensing Agreements. Among the distributors that the Company has entered an agreement with include the U.S. Cavalry, Career Institute and Wards Natural Science. The Company intends to use the following channels for selling its products:

         Resellers Partnership Program. The Company has developed an International Reseller Partnership program which includes resellers in many European countries, Australia and among integrators and/or small distributors. These distributors sell FACES on a non-exclusive basis. The Company has signed up approximately 25 new resellers. This program was officially launched on June 12, 2001, and the Company is now recruiting resellers in the United States, Asia (Pakistan and Unified Arab Emirates) and South Africa.

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

         Internet. The Internet is a significant component in the Company's marketing strategy. The Company is presently developing an advertising program for major national publicity agencies to sell advertising on the America's Most Wanted ("AMW") Web site. The Company has the exclusive rights to host and manage the site until 2004. As part of the agreement to manage and host this Web site, the Company will receive 40% of the net revenues from products sold through the site. Products sold will include AMW paraphernalia, personal security products and various books and magazines, as well as the FACES software. We are exploring the possible installation of a portal on America's Most Wanted Web site providing their viewers with free e-mail addresses and services. This will allow the Company to create a huge database of e-mail users interested in crime-solving and prevention products. We have our own Web site, through which sells its products.

                              INTELLECTUAL PROPERTY

         The Company regards its technology, patent applications, service marks, trademarks, trade dress, trade secrets, copyrights and similar intellectual property as critical to its success, and relies on a combination of patent law, trademark law, trade secret protection, copyrights law and confidentiality and/or license agreements with its employees, customers, partners and others to protect its proprietary rights. For example, the Company licenses its software pursuant to shrink-wrap or signed license agreements, which impose certain restrictions on licensees' ability to utilize the software. In addition, the Company pursues the registration of its trademarks and logos in the United States and Canada, and has received registrations of certain of its trademarks and logos in the United States and Canada.

         The Company currently has two United States patent applications covering "Method and apparatus for creating facial images" and "InterCodeTM " Conceivably the Company's patents may not be granted, or (if granted) may subsequently be found invalid or unenforceable, or otherwise be successfully challenged. Furthermore, any patent issued to the Company may not provide the Company with any competitive advantages, the Company may not develop future proprietary products or technologies that are patentable, and the patents of others may seriously limit the Company's ability to do business.

         Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of the Company's software products has occurred or will hereafter occur, software piracy can be expected to be a potential problem. In addition, effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which the Company's products are sold. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate or that third parties will not infringe or misappropriate the Company's technology, patent applications, trademarks, trade dress and similar proprietary rights.

         In addition, while the Company is not aware of its products, trademarks or other proprietary rights infringing the proprietary rights of third parties, there can be no assurance that other parties will not assert infringement claims against the Company in the future based on current or future products. The Company may be subject to legal proceedings and claims from time to time in the ordinary course of its business, including claims of alleged infringement of the patents, trademarks and other intellectual property rights of third parties by the Company and its licensees. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. In addition, parties making these claims may be able to obtain an injunction, which could prevent the Company from selling its products in the United States or abroad. Any of these results could harm the Company's business. The Company may increasingly be subject to infringement claims as the number of products and competitors in the Company's industry grow and functionalities of products overlap. Furthermore, former employers of the Company's current and future employees may assert that the Company's employees have improperly disclosed confidential or proprietary information to the Company.

                                   COMPETITION

         The software industry is intensely competitive and subject to rapid technological change. The Company's success will depend significantly on its ability to adapt to a changing competitive environment, to develop more advanced products more rapidly and less expensively than its competitors, and to educate potential customers as to the benefits of its products relative to those of its competitors. The Company's current competitors include:

         * Visionics Corporation, a subsidiary of Identix Incorporated (a publicly traded company), whose provide facial recognition technology (Identix' FaceIt(R)) powers ABIS, is a recognized leader in the facial recognition market as proven in independent government evaluations, and is also believed to be one of the most widely deployed facial recognition technology among governments and corporations across the globe.

         *        Viisage Technology, Inc., a publicly traded company

         *        Smith and Wesson, whose product is Identi-Kit

         * Imageware Inc., whose product is comprised of various modules such as Suspect ID, Face ID, Crime Lab, Crime Capture System and Vehicle ID

         *        Asplay Limited, whose product is E-fit.

         * The SIRCHIE Group, which produces a variety of criminal investigation equipment and supplies.

         We believe that the principal competitive factors in its markets are price, product features, product performance, ease of use, quality of support and service, company reputation. We intend to compete vigorously in all of these aspects. We believe that its product offering is superior to competing products in terms of price, ease of use, depth and extent of data bank, and data transfer capacity. Nevertheless, most of our current and potential competitors have longer operating histories, greater brand recognition, larger customer bases and significantly greater financial, marketing and other resources than we do. Such competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sales of their products than we do. Also, most current and potential competitors have greater name recognition. Some could possess the ability to leverage significant installed customer bases. These companies could integrate their software with their widely accepted products which would result in a loss of market share for our company. Moreover, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing their ability to address the needs of our company's prospective customers. Our company's current or future vendors may in the future establish cooperative relationships with current or potential competitors of our company, thereby limiting our ability to sell its products through particular distribution channels. Accordingly, new competitors or alliances among current and new competitors could emerge and rapidly gain significant market share. Such competition could materially adversely affect our ability to sell its products.

         We expect additional competition as other established and emerging companies enter into the facial composite software market and new products and technologies are introduced. Our company's future and existing competitors could introduce products with superior features, scalability and functionality at lower prices than our company's products. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, longer sales cycles and loss of market share, any of which would materially adversely affect our company's business, operating results and financial condition. Our company may not be able to compete successfully against current and future competitors, and the failure to do so would result in our company's business being materially and adversely affected.

                                    EMPLOYEES

         As of September 30, 2003, our company had two full-time employees and 10 actively engaged consultants and part-time employees for a total of 12 persons. Although the competition for employees is at times intense due to market conditions, our company does not now foresee problems in hiring additional qualified employees to meet its labor needs. Our company's employees are not covered by a collective bargaining agreement and relations with them are considered to be good.

                                   FACILITIES

         We lease our principal executive offices at 39111 Paseo Padre Parkway, Suite 304, Fremont CA 94538. We have no reason to believe that the landlord under the lease has any intention to terminate or otherwise not renew such lease. In addition, the Company believes that adequate, alternative premises could be located if such lease were ever terminated or otherwise not renewed.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                    PART II.

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
MATTERS.

         The Company's common stock (the "Common Stock") is traded on the OTC Bulletin Board under the symbol "IQBM.OB". As of September 30, 2003, the Company had approximately ____ holders of record. Presented below are the high and low closing prices of the Common Stock for the periods indicated:

                                                        High(1)      Low(1)

         Fiscal year ending June 30, 2003:

                  Fourth Quarter                        $1.50        $ .68

                  Third Quarter                         $1.00        $ .20

          Second Quarter                                $ .90        $ .20

          First Quarter                                 $1.10        $ .52

         Fiscal year ending June 30, 2002:

         Fourth Quarter                                 $1.95        $ .60

         Third Quarter                                  $2.35        $ .20

         Second Quarter                                 $ .30        $ .09

         First Quarter                                  $ .12        $ .18

         The Company has never paid cash dividends, and has no intentions of paying cash dividends in the foreseeable future.

            In June 2003, the Company issued to two investors its 10% secured convertible debenture in the aggregate original principal amount of $400,000. In addition to their conversion feature, these debentures permit the holder to purchase additional shares of common stock whose number depends on the amount of outstanding principal and accrued interest on the debentures at the relevant time. The issuances of these debentures are claimed to be exempt, and the issuance of the common stock underlying or purchasable pursuant to these debentures will be claimed to be exempt, pursuant to Sections 4(2) and 4(6) of the Securities Act of 1933.

            In April 2003, the Company issued to two investors its 10% secured convertible debenture in the aggregate original principal amount of $400,000. In addition to their conversion feature, these debentures permit the holder to purchase up to 275,000 additional shares of common stock. These debentures also entitle the holder to receive warrants to purchase additional shares of common stock whose number depends on the amount of outstanding principal and accrued interest on the debentures at the relevant time. The issuances of these debentures are claimed to be exempt, and the issuance of the common stock underlying or purchasable pursuant to these debentures and the issuance of the warrants and of the common stock underlying the warrants will be claimed to be exempt, pursuant to Sections 4(2) and 4(6) of the Securities Act of 1933.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

IQ Biometrix, Inc. is a security software and services company headquartered in Fremont, California, and Houston, Texas. We are a leading provider of facial composite software to local and national law enforcement agencies, the US Military and other governmental agencies across North America.

The FACES technology is a software tool that allows the creation and re-creation of billions of human faces. FACES replaces the need for a human sketch artist. This advanced technology can be used by any agency or organization whose responsibility lies in the public safety and security arena. The morphological coding of the FACES 4.0 database of approximately 6,000 facial features has made it possible, to set an industry standard for the comparison of facial images from law enforcement agencies, private security and businesses.

In July 2003, we launched Faces 4.0 an enterprise solution, and related training services. We began an aggressive sales and marketing campaign to institutionalize the use of our software in law enforcement. Concurrently, we are pursuing contracts among government agencies, in light of the emphasis in Homeland Security; the gaming industry; local, state, and national citizen alerts associations, and original equipment manufacturers in the computer industry.

Our enterprise solutions capability has been launched to take fullest advantage of both our intellectual property and our position in the marketplace. Our enterprise solutions practice will seek to acquire a greater percentage of the business customer's budget for security technology-related projects, and the funds available through the Homeland Security Act.

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

LIQUIDITY AND CAPITAL RESOURCES

We have a negative working capital $935,00 of which consists of convertible $538,000 of investor notes and $168,000 is owed to directors.

Technically we have a liquidity shortfall, however we believe we have sufficient cash and cash flow to meet service our current operating cash flow requirements in the near term. At our fiscal year end, June 30, 2003 we had cash of $97,680; our accounts payable were about $143,000, and accrued expenses of $401,700 of which $168,000 is owed to directors.

We have reduced our monthly burn rate to approximately $75,000 from $110,000, and are continuing to seek cost reductions. We are maintaining a consistent effort to locate sources of additional funding. We make no assurance that financing can be achieved. Should we fail to meet our obligations, both past and as they come due, through additional financing or increased revenue, we will not be able to remain a viable entity.

Also the shipping of product will reduces our need for outside funding requirements. Our internal cash flow model indicates we can break even with our current cost structure with approximately $1.0 Million in revenue.

We expect operating losses and negative operating cash flows to continue for at least the next twelve months, because of operating costs and expenses related to brand development; marketing and other promotional activities; hiring of management, sales and other personnel; the expansion of infrastructure and customer support services; strategic relationship development; and potential acquisitions of related complementary businesses

However there can be no assurance that we will achieve profitability. Due to these factors, we believe that period-to-period comparisons of our results of operations are not necessarily a good indication of future performance. The results of operations in some future periods may be below the expectations of analysts and investors.

RECENT EVENTS

In April and May 2003, IQ Biometrix completed the issuance of $400,000 in 10% secured convertible debentures due April 1, 2004. Interest is payable in common shares, assuming full conversion and no early retirement, these debentures including interest payments, may convert into 1.6 million shares of common stock.

In May 2003, IQ Biometrix entered into a "Letter of Intent" (LOI) to acquire Network Storage Solutions, Inc. (NSS) of Chantilly, VA. The LOI was subsequently cancelled in August 2003.

In June 2003, IQ Biometrix completed the issuance of $400,000 in 10% secured convertible debentures in connection with the NSS LOI. We in-turn lent these funds to NSS in exchange for a fully UCC-1 secured $400,000 note. Upon the cancellation of our LOI we mutually agree upon a repayment plan of which NSS has made its first two payments. We believe we will collect the full balance due us, however we did impair the balance for financial statement purposes.

In September 2003, we completed the issuance of $500,000 in 6% secured convertible debentures due in September 2004.

RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED JUNE 30, 2003 AND 2002

Revenues increased 8% from $98,000 to $106,000 for twelve months ended June 30, 2002 and 2003 respectively. Gross Revenues were the sale of Faces 3.1 and Faces LE software. Revenue from our latest quarter was from a diverse retail customer base sold mainly in units of 1 to 50. No customer made up more than 2% of gross revenue.

Gross profit margin for the period was 68% compared to 76% for twelve months ended June 31, 2002 and 2003 respectively. Product cost in 2002 was low due to the value assigned to inventory as part of the purchase price allocation and our running off old inventory prior to start of selling Faces 4.0.

Selling and marketing expense increased 128% from $114,000 to $260,000 for the twelve months ended June 30, 2002 and 2003 respectively. The increase in selling, expenses in fiscal 2003 was due to increase in sales personnel and public relations related to the presale and pending release of Faces 4.0. In fiscal 2002 there was a ramp up for the release of Faces 3.1 and Faces LE.

General and administrative expenses increased 266% from $776,000 to $2,897,000 for the twelve months ended June 30, 2002 and 2003 respectively. The increase in general and administrative expenses, was due to increases in investor relations of $696,000, business consulting $283,00, investment banking $233,000, legal fees $321,000, payroll $272,000 and travel of $155,000. Of these expenses $1,607,000 were paid in common stock.

Research and development expenses increased 266% from $138,000 to $147,000 for the twelve months ended June 30, 2002 and 2003. These expenditures are associated with the development of producing Faces 4.0. We anticipate development expenses for fiscal 2004 to approach $250,000 for the development of Faces 5.0 software.

A provision for uncollectible note receivable consists of an allowance on a note receivable due from NSS, which we are still trying to collect.

Interest expense for the twelve months for the twelve months ended June 30, 2003 was $282,000 which is related to the issuance of debentures $1,200,000.

CRITICAL ACCOUNTING POLICIES

Intangible Assets

Our Intangible assets consists of a customer list acquired in the JVWEB / IQ Biometrix acquisition in March 2002 and purchased software code. We recorded the cost the software and amortize the cost over the estimated useful life of 3 years. We review the value of our intangible assets quarterly and determine its value. At June 30, 2003 we had a net carrying value for our intangible assets of $94,000.

Revenue Recognition

We adopted  revenue  recognition  policies to comply  fully with the guidance in
Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Revenue consists of shipped customer orders and completed services. We have an increasing sale order backlog, however those orders are not considered revenue until the order is shipped and services are rendered.

   We account for the licensing of software in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition. The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (VSOE) of fair value exists for those elements. Changes to the elements in a software arrangement, the ability to identify VSOE for those elements, the fair value of the respective elements, and changes to a product's estimated life cycle could materially impact the amount of earned and unearned revenue. Judgment is also required to assess whether future releases of certain software represent new products or upgrades and enhancements to existing products.


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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The report of Company's Independent Auditors appear at Page F-1 hereof, and the Financial Statements of the Company appear at Page F-2 through F-___ hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

ITEM 8A.    CONTROLS AND PROCEDURES

         The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         At the end of the period covered by this Annual Report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that all material information required to be filed in this Annual Report has been made known to them in a timely fashion.

         There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

                                    PART III.

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The directors and executive officers of the Company are as follows:

         Name                       Age              Positions

         William Scigliano          42               Director and Chief Executive Officer
         Greg Micek                 47               Director, VP of Corporate Development
         Morden C. Lazarus          61               Director
         Eric McAfee                40               Director
         Seth Horn                  47               Chief Financial Officer, Treasurer &
                                                     Controller

         William Scigliano has served a Director of the Company since November 2002 and as Chief Executive Officer of the Company since September 2002. Prior to that time, he had served as Executive Director of the Corporate and Public Issues Division of Ministry of the Attorney General of British Columbia since 1991. Mr. Scigliano received a Bachelors Degree from the University of Victoria and a Masters Degree from the Graduate School of Business Administration of the University of Oregon.

         Greg J. Micek has served as a Director of the Company since inception and is currently active as the VP of Corporate Development. He also has served as a Director and the President of JVWeb from inception until the Merger. During March 2002, Mr. Micek was elected as an Executive Vice President and the Chief Financial Officer of the Company. During July 2002, he was elected President of the Company again (and relinquished the office of Executive Vice President and Chief Financial Officer). Since 1983, Mr. Micek has been a principal of The Micek Group, a business consulting firm. Mr. Micek received a bachelor of Arts and a Doctorate of Jurisprudence from Creighton University.

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

         Eric McAfee has served as a director since March 2002 and was formerly the Chairman of the Board of the Company. In January 1998, he founded and became a principal of the Berg McAfee Companies, a venture capital partnership based in Cupertino, California, with investments in Internet, software and telecommunications companies. Mr. McAfee remains a principal of the Berg McAfee Companies. From May 1995 until January 1998, he operated McAfee Capital, a venture capital firm. Mr. McAfee is a graduate of Fresno State University with a B.S. in Management (with an emphasis in statistics) and the Stanford Graduate School of Business Executive Program.

         Seth  Horn  was  elected  Chief   Financial   Officer  in  March  2003;
concurrently, he is the Chief Financial Officer of The Players Network since October 1999. From November 2001 to January 2003 he was Chief Financial Officer of Global Business Services, Inc. From August 1997 to October 1999 he was a financial consultant to Powerine Oil Company. From August 1995 to August 1997 he was Chief Financial Officer and Controller of International Vinyl Products. Mr. Horn spent ten years in investment and corporate banking, and five years in public accounting. Mr. Horn graduated with a BS in Accounting from the Pennsylvania State University in 1976 and has been a CPA since 1980.

         The authorized number of directors of our Company is presently fixed at four. The Board of Directors is contemplating its expansion as well-qualified additional persons can be persuaded to serve on the Board. The timing of any expansion and the identity of any person who will be elected as an additional director to fill the newly-created vacancies are not known at this time.

         Currently, our directors receive no remuneration for their services as such, but the Company will reimburse the directors for any expenses incurred in attending any directors' meeting.

         There  are  no  family   relationships,   or  other   arrangements   or
understandings between or among any of the directors, executive officers or other person pursuant to which such person was selected to serve as a director or officer, other than for a voting agreement in favor of Greg J. Micek, pursuant to which Pierre Cote, Sylvie Lariviere and Eric McAfee agreed until March 22, 2004 to vote all of their shares of common stock in the Company to elect Mr. Micek or his nominee to the Company's Board of Directors.

                        SECTION 16(A) OF THE EXCHANGE ACT

            Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires that the Company's officers and directors, and person who own more than ten percent of a registered class of the Company's equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission and furnish the Company with copies of all such Section 16(a) forms. The following officers and directors failed to file the following Forms (on a timely basis) for the fiscal year ending June 30, 2003: (1) with regard to William Scigliano, the following filings were not made: an initial Form 3 upon the grant of an option, a Form 4 regarding a subsequent option and a Form 5 required to report the transactions that should have been reported on the Form 3 and the Form 4; (2) with regard to Greg Micek, the following filing was not made: a Form 4 regarding an option grant (this Form was subsequently filed); (3) with regard to Morden C. Lazarus, the following filing was not made: an initial Form 3 when Mr. Lazarus became a director (this Form was subsequently filed) and a Form 4 regarding a subsequent stock grant to an entity in which Mr. Lazarus holds an ownership interest and a Form 5 required to report the transactions that should have been reported on the Form 4; (4) with regard to Seth Horn, , the following filings were not made: an initial Form 3 regarding a stock grant option and a Form 5 required to report the transaction that should have been reported on the Form 3; and (5) with regard to Riley Repko (who served briefly as a director), the following filings were not made: an initial Form 3 regarding a stock grant option and a Form 5 required to report the transaction that should have been reported on the Form 3. In addition, the Company has reason to suspect, but is not in a position to confirm, that Pierre Cote (a holder during fiscal 2003 of more than 10% of the Company's outstanding shares) may have failed during fiscal 2003 to file one or more Form 4's and a Form 5 to report one or more transactions that should have been reported on a Form 4. Based solely on its review of written representations from certain reporting person, the Company believes that, during fiscal 2003, each of its officers, directors and greater than ten percent stockholders complied with all such applicable filing requirements.

ITEM 10.  EXECUTIVE COMPENSATION.

                           SUMMARY COMPENSATION TABLE

         The following table sets forth the compensation paid by the Company to its Chief Executive Officer for services in all capacities to the during the fiscal years ended June 30, 2003 and 2002 (no other executive officer of the Company had total annual salary and bonus for the fiscal years ended June 30, 2003 or 2002 exceeding $100,000) (for purposes hereof, the Chief Executive Officer of the \Company is referred to herein as the "Named Executive Officer").

                                           SUMMARY COMPENSATION TABLE (1)

                                            ANNUAL                                      LONG-TERM
                                            COMPENSATION                                COMPENSATION

         (A)                                (B)                  (C)                         (F)
                                            FISCAL
         NAME AND                           YEAR                                         RESTRICTED
         PRINCIPAL POSITION                 ENDED              SALARY                    STOCK AWARDS

         William Scigliano                  6/30/03           $130,000(2)                   $0
         Chief Executive
         Officer

         Richard Thompson                   6/30/02           $ 43,333(3)                 $90,000(4)
         Chief Executive
         Officer
         -----------------


         (1) The Columns designated by the Commission for the reporting of certain bonuses, other annual compensation, securities underlying options/SARs, long term incentive plan payouts, and all other compensation, have been eliminated as no such bonuses, other annual compensation, underlying securities, payouts or compensation were awarded to, earned by, paid to or outstanding with respect to any specified person during any fiscal year covered by the table.

         (2)      Mr. Scigliano became Chief Executive Officer in July, 2002.

         (3) Mr. Thompson became Chief Executive Officer on March 23, 2002. He ceased serving as the Company's Chief Executive Officer on July 17, 2002.

         (4) In connection with the Merger, the Company assumed a grant of 500,000 restricted shares made by IQB to Mr. Thompson on April 1, 2001. These restricted shares are subject to vesting. Of these shares, 200,000 vested on the date of the grant, and 25,000 shares were to vest every three months thereafter. The figure in the table is based on the 500,000 restricted shares granted multiplied by $.18, the most recent closing price of the Company's stock prior to the date of grant. Mr. Thompson's employment with the Company ceased on July 17, 2002. By that time, 250,000 of the restricted shares had vested. Mr. Thompson and the Company agreed that he would be entitled to retain these 250,000 shares, but that the remaining 250,000 unvested restricted shares would be forfeited. These 250,000 restricted shares had a value of $212,500 as of June 30, 2003, based on the $.85 closing price of the Company's stock on that date.

                               STOCK OPTION GRANTS

        The table below set forth information pertaining to stock options granted to the Named Executive Officer during the fiscal year ended June 30, 2003. No SAR's of any kind were granted.

                      OPTION GRANTS IN THE LAST FISCAL YEAR

(A)                        (B)              (C)                        (D)        (E)
                           NUMBER OF
                           SECURITIES       PERCENTAGE OF TOTAL
                           UNDERLYING       OPTIONS GRANTED
                           OPTIONS          TO EMPLOYEES               EXERCISE   EXPIRATION
NAME                       GRANTED(1)       IN FISCAL YEAR             PRICE      DATE
----------------------------------------------------------------------------------------------
William Scigliano          600,000(1)       36%                        $ .50(2)   7/31/07
                           200,000(1)       12%                        $1.10      4/ 2/08

         (1) This option vests with respect to 25,000 options shares every month after the grant until the option become fully vested.

         (2) The closing price of the Company's common stock was $.85 on July 29, 2002, the last day on which such common stock traded preceding this option grant. The closing price of the Company's common stock was $.54 on August 2, 2002, the next day on which such common stock traded after this option grant.

                  OPTION EXERCISES/VALUE OF UNEXERCISED OPTIONS

         During the fiscal year ended June 30, 2003, no stock options were exercised by the Named Executive Officer of the Company. As June 30, 2003, the Company had not granted any SAR's of any kind. The table below set forth information pertaining to the value of unexercised stock options held by the Named Executive Officer as of June 30, 2003.

                       AGGREGATED OPTION EXERCISES IN LAST
                FISCAL YEAR AND FISCAL YEAR END OPTION VALUES (1)

(A)                       (D)                                    (E)

                          NUMBER OF SECURITIES
                          UNDERLYING UNEXERCISED                  VALUE OF UNEXERCISED
                          OPTIONS AT JUNE 30, 2003                IN-THE-MONEY OPTIONS AT
                          (NUMBERS OF SHARES)                     JUNE 30, 2003(2)
NAME                      EXERCISABLE       UNEXERCISABLE         EXERCISABLE      UNEXERCISABLE
----                      -----------       -------------         -----------      -------------
William Scigliano          350,000           450,000               $ 96,250         $113,750
Chief Executive
Officer

--------------------

         (1) The Columns designated by the U.S. Securities and Exchange Commission for the reporting of the number of shares acquired upon exercise and the value realized have been eliminated as no options were exercised by any specified person during any fiscal year covered by the table.

         (2) Based on the June 30, 2003 closing price of the Company's common stock of $.85 per share.

                   COMPENSATION AGREEMENTS WITH KEY PERSONNEL

         Our company has entered into an employment agreement (the "Scigliano Employment Agreement") with William Scigliano, the Chief Executive Officer of the Company. The Scigliano Employment Agreement has a term of two years and will expire in accordance with its terms at the end of July 2004, subject to an earlier termination upon the occurrence of certain customary events. Under the Scigliano Employment Agreement, Mr. Scigliano is to receive an annual salary of $130,000. He also received a $25,000 signing bonus upon execution of the Scigliano Employment Agreement. Mr. Scigliano is also entitled to participate in any and all employee benefit plans hereafter established for the employees of the Company and to receive an expense reimbursement of up to $5,000 per month.

The Scigliano Employment Agreement does not contain any covenant not to compete. Moreover, pursuant to an agreement between the Company and Mr. Scigliano, the Company granted to Mr. Scigliano options to purchase 600,000 shares of Common Stock at a per-share purchase price of $.50. These options vest over time so that options to purchase 25,000 shares will vest on each of month until fully vested. Unexercised options will expire on August 1, 2007, unless they expire earlier upon the occurrence of certain customary events.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

                           BENEFICIAL STOCK OWNERSHIP

         The following table sets forth as of October 11, 2003 information regarding the beneficial ownership of Common Stock (i) by each stockholder who is known by the Company to own beneficially in excess of 5% of the outstanding Common Stock; (ii) by each director; (iii) by each executive officer; and (iv) by all executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock.


         Name and Address of                        Beneficial Ownership(1)
         Beneficial Owner                           Number of Shares   Percent
         ----------------                           ----------------   -------
         Pierre Cote                                  1,719,549(2)       8.2%
         2555 W. Bluff #179
         Fresno, California 93711

         Forte Capital Partners LLC                   1,650,000(3)       7.7%
         4 Embarcadero Center, Suite 1590
         San Francisco, CA 94111

         Daniel McKelvey                              1,650,000 (4)      7.7%
         4 Embarcadero Center, Suite 1590
         San Francisco, CA 94111

         Marcos Santos                                1,650,000 (5)      7.7%
         4 Embarcadero Center, Suite 1590
         San Francisco, CA 94111

         Special Equity IV, LP                        1,650,000(6)       7.7%
         4 Embarcadero Center, Suite 1590
         San Francisco, CA 94111

         Clyde Berg                                   1,724,145(7)       9.4%
         10600 N. De Anza Boulevard
         Cupertino, California 95014

         Eric McAfee                                  1,676,350(8)       8.0%
         10600 N. De Anza Boulevard
         Cupertino, California 95014

         Greg J. Micek                                1,526,428(9)       7.2%
         5444 Westheimer, Suite 2080
         Houston, Texas 77056

         Sylvie Lariviere                             1,415,420(10)      6.7%
         293 Cahungea Street
         Fresno, California 93035

         Cagan McAfee Fund                            1,000,000(11)      5.4%
         10600 N. De Anza Boulevard
         Cupertino, California 95014

         Bill Scigliano                               550,000(12)        2.6%
         39111 Paseo Parkway, Suite 304
         Fremont, Ca 94538

         Morden C. Lazarus                            336,355(13)        1.6%
         759 Square Victoria, Suite 200
         Montreal, QC
         CANADA  H2Y 2J7

         Seth Horn                                    67,000             *
         39111 Paseo Parkway, Suite 304
         Fremont, Ca 94538

         All directors and officers
         as a group (five persons)                    4,156,133(14)      18.9%

         *  Less than one percent
         ---------------------

(1) Includes shares of Common Stock beneficially owned pursuant to options and warrants exercisable on October 11, 2003 or within 60 days thereafter.

(2) In a Schedule 13D and a Form 3 both filed with the Commission on June 2, 2002, Mr. Cote reported his direct ownership of 3,163,549 shares. Subsequently, the Company believes that Mr. Cote has sold 1,445,000 shares since that time.

(3) Includes 1,650,000 shares beneficially owned by Special Equity IV, LP (Forte Capital Partners LLC serves as the general partner of Special Equity IV, LP and thus may be deemed to beneficially own shares beneficially owned by Special Equity IV, LP; the foregoing 1,650,000 shares are also reflected in the table for the beneficial ownership figures for Special Equity IV, LP); does not include an indeterminable number of shares into which a convertible debenture may be converted more than 60 days after October 11, 2003, and an indeterminable number of shares that may be acquired pursuant to warrants to be issued in the future as origination fees relating to a convertible debenture.

(4) Includes 1,650,000 shares beneficially owned by Forte Capital Partners LLC (Mr. McKelvey serves as a manager of Forte Capital Partners LLC and thus may be deemed to beneficially own shares beneficially owned by Forte Capital Partners LLC); the foregoing 1,650,000 shares are also reflected in the table for the beneficial ownership figures for Forte Capital Partners LLC and Marcos Santos.

(5) Includes 1,650,000 shares beneficially owned by Forte Capital Partners LLC (Mr. Santos serves as a manager of Forte Capital Partners LLC and thus may be deemed to beneficially own shares beneficially owned by Forte Capital Partners LLC); the foregoing 1,650,000 shares are also reflected in the table for the beneficial ownership figures for Forte Capital Partners LLC and Daniel McKelvey.

(6) Includes 1,200,000 shares owned outright and 450,000 shares beneficially owned pursuant to warrants exercisable within 60 days after October 11, 2003; does not include 150,000 shares that may be acquired pursuant to warrants not exercisable within 60 days after October 11, 2003; the foregoing 1,650,000 shares are also reflected in the table for the beneficial ownership figures for Forte Capital Partners LLC, Daniel McKelvey and Marcos Santos.

(7) Includes 1,629,570 shares held directly; includes 94,575 shares held by the Berg McAfee Companies, a partnership in which Mr. Berg holds a partnership interest (such 94,575 shares are also included in the table in the figure of shares beneficially owned by Eric McAfee).

(8) Includes 581,775 shares held directly; includes 1,000,000 shares held by the Cagan McAfee Fund, a partnership in which Mr. McAfee holds a partnership interest (such 1,000,000 shares are also included in the table in the figure of shares beneficially owned by the Cagan McAfee
         Fund); includes 94,575 shares held by the Berg McAfee Companies, a partnership in which Mr. McAfee holds a partnership interest (such 94,575 shares are also included in the table in the figure of shares beneficially owned by Clyde Berg).

(9) Includes 1,206,428 shares held directly, 275,000 shares beneficially owned pursuant to stock options currently exercisable, and 45,000 shares beneficially owned pursuant to warrants currently exercisable; does not include an indeterminable number of shares that may be acquired pursuant to warrants to be issued in the future as a consequence of the Company's failure to pay an outstanding promissory note.

(10) Includes 1,265,420 shares held directly and 150,000 shares beneficially owned pursuant to stock options currently exercisable.

(11) These shares are also included in the table in the figure of shares beneficially owned by Eric McAfee.

(12) Includes 550,000 shares beneficially owned pursuant to warrants that are vested or are expected to vest within 60 days after October 11, 2003 and that are either currently exercisable or will be immediately exercisable upon vesting; does not include 50,000 shares that may be acquired pursuant to warrants that will not vest within 60 days after October 11, 2003.

(13) Includes 156,355 shares held directly; 180,000 shares beneficially owned pursuant to stock options currently exercisable.

(14) Includes 2,011,558 shares held directly; includes 1,094,575 shares held by affiliated entities; and 1,050,000 shares beneficially owned pursuant to stock options and warrants that are vested or are expected to vest within 60 days after October 11, 2003 and that are either currently exercisable or will be immediately exercisable upon vesting; does not include 50,000 shares that may be acquired pursuant to warrants that will not vest within 60 days after October 11, 2003.

                            EQUITY COMPENSATION PLANS

            The Company has three equity compensation plans for its employees, Directors and consultants pursuant to which options, rights or shares may be granted or issued. These plans include the Company's Year 2003 Consultant Compensation Plan, the Company's 2000 Non-Qualified Stock Option Plan and the IQ Biometrix California, Inc. 2001 Stock Plan. Further information on the material terms of these plans is given below.

            The following table provides information as of June 30, 2003 with respect to our compensation plans (including individual compensation arrangements), under which securities are authorized for issuance aggregated as to (i) compensation plans previously approved by stockholders, and (ii) compensation plans not previously approved by stockholders:

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                        NUMBER OF SECURITIES
                                                                                        REMAINING AVAILABLE
                                                                                        FOR FUTURE ISSUANCE UNDER
                                    NUMBER OF SECURITIES TO       WEIGHTED-AVERAGE      EQUITY COMPENSATION
                                    BE ISSUED UPON EXERCISE       EXERCISE PRICE OF     PLANS (EXCLUDING
                                    OF OUTSTANDING OPTIONS,       OUTSTANDING OPTIONS,  SECURITIES REFLECTED IN
                                    WARRANTS AND RIGHTS           WARRANTS AND RIGHTS   COLUMN (A))
         PLAN CATEGORY                      (A)                        (B)                       (C)

         Equity compensation
         plans approved by                  -0-                        -0-                       -0-
         security holders

         Equity compensation
         plans not approved by              3,880,885(1)               $.403(1)             908,517(2)
         security holders

         TOTAL                              3,880,885 (1)              $.403(1)             908,517(2)

(1) Of these options, warrant and rights, 1,738,160 were assumed by the Company in connection with its merger involving IQ Biometrix California, Inc. The weighted-average exercise price of the assumed options, warrant and rights was $.325.

(2) Of these securities, 275,316 were available for issuance as of June 30, 2003 pursuant to the Company's Year 2002 Consultant Compensation Plan, other than upon the exercise of an option, a warrant or a right. Subsequent to June 30, 2003, all of these 275,316 shares of common stock have been issued.


                COMPANY'S YEAR 2003 CONSULTANT COMPENSATION PLAN

         The following is a description of the material features of the Company's Consultant Plan (the "Consultant Plan").

         GENERAL. On July 17, 2003, the Company's Board of Directors approved the Consultant Plan. The Consultant Plan provides for the grant of shares of the Company's Common Stock to certain outside consultants of the Company who assist in the development and success of the business of the Company to reward them for their services and to encourage them to continue to provide services to the Company.

         ADMINISTRATION. The Consultant Plan is administered by a committee (the "Committee") of not less than two directors of the Company selected by, and serving at the pleasure of, the Company's Board of Directors.

         ELIGIBILITY. The Committee has substantial discretion pursuant to the Consultant Plan to determine the persons to whom shares of Common Stock are awarded and the amounts and restrictions imposed in connection therewith. Under the Consultant Plan, awards may be made only to individuals who are outside consultants, or directors, officers, partners or employees of outside consultants, of the Company or a subsidiary. The number of consultants employed by the Company varies.

         SHARES SUBJECT TO THE CONSULTANT PLAN. Two million (2,000,000) shares of Common Stock are authorized to be awarded pursuant to the Consultant Plan. Any shares awarded and later forfeited are again subject to award or sale under the Consultant Plan. Awards may be made pursuant to the Consultant Plan until no further shares are available for issuance or until July 17, 2013, whichever occurs first.

         PREVIOUS AWARDS. The Company has awarded 1,012,000 shares of Common Stock pursuant to the Consultant Plan as of September 30,, 2003.

         RESTRICTIONS. The Board may, in its discretion, place restrictions and conditions in connection with any particular award of shares pursuant to the Consultant Plan. Shares awarded subject to a condition are, in general, non-assignable until the condition is satisfied.

         CHANGE IN CONTROL. All restrictions imposed on restricted stock grants lapse upon a change in control of the Company. For these purposes, a change of control in the Company is generally deemed to have occurred at such time as (a) any person acquires 30% or more of the combined voting power of the Company's outstanding securities; or (b) incumbent directors cease to constitute at least a majority of the Company's Board of Directors, unless the change in directors was approved by at least a majority of the incumbent directors; or (c) merger, consolidation, share exchange, or sale of all or substantially all the assets of the Company occurs, unless such merger or consolidation shall have been affirmatively recommended to the Company's stockholders by a majority of the incumbent board.

         ANTI-DILUTION.   The  Consultant  Plan  carries  certain  anti-dilution
provisions concerning stock dividends, stock splits, consolidations, mergers, recapitalizations and reorganizations.

         AMENDMENT AND TERMINATION. The Company's Board of Directors may terminate or amend the Consultant Plan in any respect at any time, except no action of the Company's Board of Directors, the Committee or the Company's stockholders, however, may, without the consent of a participant, alter or impair such participant's rights under any restricted shares previously granted.

         TERM. The Consultant Plan shall expire on July 17, 2013 unless sooner terminated except as to restricted share grants outstanding on that date.

         FEDERAL INCOME TAX CONSEQUENCES. The following brief summary of the principal Federal income tax consequences of transactions under the Consultant Plan is based on current Federal income tax laws. This summary is not intended to constitute tax advice and, among other things, does not address possible state or local tax consequences. Accordingly, a participant in the Consultant Plan should consult a tax advisor with respect to the tax aspects of transactions under the Consultant Plan.

         Unrestricted Stock Grants. The tax consequences of other stock or cash-based awards will depend on the specific terms of each award.

         Restricted   Stock  Grants.   Upon  receipt  of  restricted   stock,  a
participant generally will recognize taxable ordinary income when the shares cease to be subject to restrictions in an amount equal to the fair market value of the shares at such time. However, no later than 30 days after a participant receives the restricted stock, the participant may elect to recognize taxable ordinary income in an amount equal to the fair market value of the shares at the time of receipt. Provided that the election is made in a timely manner, when the restrictions on the shares lapse, the participant will not recognize any additional income. If the participant forfeits the shares to the Company (e.g., upon the participant's termination prior to expiration of the restriction period), the participant may not claim a deduction with respect to the income recognized as a result of the election. Dividends paid with respect to shares of restricted stock generally will be taxable as ordinary income to the participant at the time the dividends are received.

         Tax Consequences to the Company. The Company generally will be entitled to a deduction at the same time and in the same amount as a participant recognizes ordinary income, subject to the limitations imposed under Section 162(m).

         Tax Withholding. The Company has the right to deduct withholding taxes from any payments made pursuant to the Consultant Plan or to make such other provisions as it deems necessary or appropriate to satisfy its obligations to withhold federal, state or local income or other taxes incurred by reason of payment or the issuance of Common Stock under the Consultant Plan or the lapse of restrictions on grants upon which restrictions have been place.

                 COMPANY'S 2000 NON-QUALIFIED STOCK OPTION PLAN

         The following is a description of the material features of the Company's 2000 Non-Qualified Stock Option Plan (the "Non-Qualified Plan").

         GENERAL. On August 15, 1999, the Company's Board of Directors approved the Non-Qualified Plan. The Non-Qualified Plan provides for the grant of options ("Non-Qualified Options") that do not qualify as incentive stock options under the Internal Revenue Code of 1986, as amended (the "Code"). The grants of Non-Qualified Options are available to employees, consultants and directors so as to encourage them to improve operations and increase the profits of the Company, to accept or continue employment or association with the Company, and to increase their interest in the Company's welfare through participation in the growth in value of the common stock of the Company.

         ADMINISTRATION. The Non-Qualified Plan is now administered by a committee (the "Committee") of not less than two directors of the Company selected by, and serving at the pleasure of, the Company's Board of Directors.

         ELIGIBILITY. The Committee has substantial discretion pursuant to the Non-Qualified Plan to determine the persons to whom Non-Qualified Options may be granted or authorized and also to determine the amounts, time, price, exercise terms, and restrictions imposed in connection therewith. Non-Qualified Options may be granted to any consultant, non-employee director, or full-time employee (which may include officers and directors who are also employees) of the Company or of any Affiliate. The term "Affiliate" as used in the Plan means a parent or subsidiary corporation as defined in the applicable provisions of the Code. The Company currently has two employees and four directors. The number of consultants varies.

         SHARES SUBJECT TO THE NON-QUALIFIED PLAN. Pursuant to the Non-Qualified Plan, 714,286 shares of Common Stock are authorized to be issued. If a Non-Qualified Option expires or becomes unexercisable for any reason without having been exercised in full, the unpurchased shares that were subject thereto shall become available for future grants under the Non-Qualified Plan.

         OUTSTANDING OPTIONS. Options to purchase 81,085 shares of Common Stock pursuant to the Non-Qualified Plan were outstanding as of September 30, 2003.

         EXERCISE PRICE. The exercise price of an Non-Qualified Option shall equal the fair market value of the Common Stock subject to the Non-Qualified
Option on the date of grant. However, the exercise price of any the Non-Qualified Option granted to any person owning stock possessing more than 10% of the total combined voting power of all classes of stock in the Company and subsidiaries (a "Ten Percent Holder") shall in no event be less than 110% of the fair market value of the Common Stock covered by the Non-Qualified Option at the time such option is granted.

         EXPIRATION; VESTING. Each Non-Qualified Option expires not more than ten years from the date of grant. Options may expire earlier as determined by the Committee. The Committee may determine vesting provisions in its discretion; provided, however, that the right to exercise a Non-Qualified Option must vest at the rate of at least 20% per year over five years from the date the Non-Qualified Option was granted.

         TERMINATION OF OPTIONS. Generally, when an optionee ceases to be an employee, officer, director or consultant to the Company or an Affiliate other than by reason of death, disability or cause, an optionee's Non-Qualified Options shall terminate within three months after the termination date (or within such shorter time period, not less than 30 days after the termination date, or such longer time period not exceeding five years after the termination date as may be determined by the Committee), but in any event, no later than the expiration date of the Non-Qualified Options. If an optionee's employment is terminated by reason of death or disability, an optionee's Non-Qualified Options shall terminated within 12 months after the termination date (or within such shorter time period, not less than six months after the termination date, or such longer time period not exceeding five years after the termination date as may be determined by the Committee), but in any event, no later than the expiration date of the Non-Qualified Options. In the case of termination for cause, an optionee's Non-Qualified Options shall terminate on the termination date or at such later time and on such conditions as are determined by the Committee.

         RESTRICTIONS. Options are, in general, non-assignable. The Company may reserve a right to repurchase shares acquired upon the exercise of a Non-Qualified Option following the related optionee's termination (i.e. the ceasing for any reason ceased to provide services as an employee, officer, director or consultant to the Company or an Affiliate), at any time within 90 days after such termination, at the optionee's exercise price for the shares, provided, that such right to repurchase shares at the exercise price shall lapse at the rate of at least 20% per year over five years from the date of grant of the Non-Qualified Option. To enforce any restrictions on an optionee's shares acquired upon exercise of a Non-Qualified Option (including, without limitation, a right of repurchase), the Committee may require the optionee to deposit all certificates representing the shares acquired, together with stock powers or other instruments of transfer approved by the Committee, appropriately endorsed in blank, with the Company or an agent designated by the Company to hold in escrow until such restrictions have lapsed or terminated, and the Committee may cause a legend or legends referencing such restrictions to be placed on the certificates.

         CORPORATE TRANSACTIONS. In the event of (i) a dissolution or liquidation of the Company, (ii) a merger or consolidation in which the Company is not the surviving corporation (other than a merger or consolidation with a wholly-owned subsidiary, a reincorporation of the Company in a different jurisdiction, or other transaction in which there is no substantial change in the shareholders of the Company or their relative stock holdings and the Non-Qualified Options granted under the Non-Qualified Plan are assumed, converted or replaced by the successor or acquiring corporation, which assumption, conversion or replacement will be binding on all optionees), (iii) a merger in which the Company is the surviving corporation but after which the shareholders of the Company immediately prior to such merger (other than any shareholder which merges with the Company in such merger, or which owns or controls another corporation which merges, with the Company in such merger) cease to own their shares or other equity interests in the Company, or (iv) the sale of all or substantially all of the assets of the Company, any or all outstanding Non-Qualified Options may be assumed, converted or replaced by the successor or acquiring corporation (if any), which assumption, conversion or replacement will be binding on all optionees. In the alternative, the successor or acquiring corporation may substitute equivalent options or provide substantially similar consideration to optionees as was provided to shareholders (after taking into account the existing provisions of the Non-Qualified Options). In the event such successor or acquiring corporation (if any) does not assume or substitute options, then notwithstanding any other provision in the Non-Qualified Plan to the contrary, the vesting of such Non-Qualified Options will accelerate and the Non-Qualified Options will become exercisable in full prior to the consummation of such event at such times and on such conditions as the Committee determines, and if such Non-Qualified Options are not exercised prior to the consummation of the corporate transaction, they shall terminate upon the consummation of such corporate transaction.

         ANTI-DILUTION.   Non-Qualified   Options  carry  certain  anti-dilution
provisions concerning stock dividends, stock splits, consolidations, mergers, recapitalizations and reorganizations.

         AMENDMENT AND TERMINATION. The Company's Board of Directors may at any time amend, alter, suspend or discontinue the Non-Qualified Plan, but no amendment, alteration, suspension or discontinuation shall be made that would materially and adversely affect the rights of any holder of any Non-Qualified Option under any outstanding grant, without his or her consent.

         TERM. The Non-Qualified Plan became effective on August 2, 2000 and shall remain in effect until terminated by the Board of Directors. However, no Non-Qualified Options may be granted more than ten years after the effective date of the Non-Qualified Plan.

         FEDERAL INCOME TAX CONSEQUENCES. The following brief summary of the principal Federal income tax consequences of transactions under the Non-Qualified Plan is based on current Federal income tax laws. This summary is not intended to constitute tax advice and, among other things, does not address possible state or local tax consequences. Accordingly, a participant in the Non-Qualified Plan should consult a tax advisor with respect to the tax aspects of transactions under the Non-Qualified Plan.

         A participant will not recognize taxable income upon the grant of a Non-Qualified Option. Upon the exercise of a Non-Qualified Option, a participant will recognize taxable ordinary income equal to the difference between the fair market value of the shares on the date of exercise and the option exercise price. When a participant sells the shares, the participant will have short-term or long-term capital gain or loss, as the case may be, equal to the difference between the amount the participant received from the sale and the tax basis of the shares sold. The tax basis of the shares generally will be equal to the greater of the fair market value of the shares on the exercise date or the option exercise price.

         As a condition of the exercise of an Non-Qualified Option granted under the Non-Qualified Plan, the participant (or in the case of the participant's death, the person exercising the Non-Qualified Option) shall make such arrangements as the Committee may require for the satisfaction of any applicable federal, state, local or foreign withholding tax obligations that may arise in connection with the exercise of the Non-Qualified Option and the issuance of shares. In certain circumstances, the Committee may allow withholding obligations to be satisfied by the retention by the Company of shares that have a fair market value determined as of the applicable date equal to the amount required to be withheld.

                  IQ BIOMETRIX CALIFORNIA, INC. 2001 STOCK PLAN

         The following is a description of the material features of the IQ Biometrix California, Inc. 2001 Stock Plan (the "2001 Plan").

         GENERAL. On July 26, 2001, the Board of Directors and a majority of the outstanding shares of IQ Biometrix California, Inc. approved the 2001 Plan. In connection with the merger of IQ Biometrix California, Inc. with and into the Company, the Company assumed the 2001 Plan. Under the 2001 Plan, the grants described below are available to employees, consultants and directors so as to attract and retain the best available personnel for positions of substantial responsibility and to provide additional incentive and to promote the success of the Company's business.

         TYPES OF AWARDS. The 2001 Plan provides for the grant of incentive stock options ("ISO's") qualifying under the Internal Revenue Code of 1986, as amended (the "Code"), nonqualified options ("Non-Qualified Options"), and opportunities to make purchases of stock in the Company ("Purchase Rights") (ISO's and Non-Qualified Options are referred to hereinafter from time to time as "Options").

         ADMINISTRATION. The 2001 Plan is now administered by the Company's Board of Directors.

         ELIGIBILITY. The Board of Directors has substantial discretion pursuant to the 2001 Plan to determine the persons to whom ISO's, Non-Qualified Options and Purchase Rights may be granted or authorized and also to determine the amounts, time, price, exercise terms, and restrictions imposed in connection therewith. Non-Qualified Options and Purchase Rights may be granted only to employees and consultants of the Company and any of its subsidiary or affiliates, and to directors of the Company. ISO's may be granted only to employees and directors of the Company. The Company currently has two employees and four directors. The number of consultants varies.

         SHARES SUBJECT TO THE 2001 PLAN. Two million (2,000,000) shares of Common Stock are authorized to be issued pursuant to the 2001 Plan. If an award expires or becomes unexercisable for any reason without having been exercised in full, the unpurchased shares that were subject thereto shall become available for future grant under the 2001 Plan. In addition, any shares which are retained by the Company upon exercise of an award in order to satisfy the exercise or purchase price for such award or any withholding taxes due with respect to such exercise or purchase shall be treated as not issued and shall continue to be available under the 2001 Plan.

         OUTSTANDING OPTIONS AND PURCHASE RIGHTS. The Company has made all available awards under the 2001 Plan, and the Plan is not expected to be amended so that further awards can be made.

         EXERCISE PRICE. Certain statutory requirements with respect to ISO's are set forth in the 2001 Plan. These requirements provide that the exercise price per share in connection with ISO's shall be not less than the fair market value of Common Stock on the date of the grant, and with respect to an ISO granted to a person owning stock possessing more than 10% of the total combined voting power of all classes of stock in the Company and subsidiaries (a "Ten Percent Holder"), shall be not less than 110% of the fair market value per share of Common Stock on the date of grant. In addition, an employee may be granted ISO's under the 2001 Plan and any other incentive stock option plans of the Company and its subsidiaries only to the extent that such ISO's do not become exercisable for the first time by such employee during any calendar year in a manner which would entitle the employee to purchase more than $100,000 in fair market value (determined at the time the ISO's were granted) of Common Stock in that year.

         In the cases of Nonqualified Options, the exercise price will depend on whether or not the Nonqualified Option is granted before the Company's common stock becomes listed on a national stock exchange or NASDAQ (i.e. a "Listed Security") and whether or not the Non-Qualified Option is granted to a Ten Percent Holder. If a Non-Qualified Option is granted before the Company's common stock becomes a Listed Security, then the exercise price shall be 110% of the fair market value of the Company's common stock if the Non-Qualified Option is granted to a Ten Percent Holder or 85% of the fair market value of the Company's common stock if the Non-Qualified Option is granted to someone other than a Ten Percent Holder. If a Non-Qualified Option is granted after the Company's common stock becomes a Listed Security, then the exercise price shall be as determined by the Board of Directors, provided that if the grant is to the Company's Chief Executive Officer or one of the other four most highly compensated executives, then exercise price shall be at least 100% of the fair market value of the Company's common stock in certain circumstances.

         EXPIRATION; VESTING. Each Option expires not more than ten years from the date of grant in the case of Non-Qualified Options, ten years from the date of grant in the case of most ISO's, and five years from the date of grant in the case of ISO's granted to a Ten Percent Holder. Options may expire earlier as determined by the Board. The Board may determine vesting provisions in its discretion; provided however that, if required by the applicable laws, any Option granted prior to the date, if any, upon which the Common Stock becomes a Listed Security shall become exercisable at the rate of at least 20% per year over five years from the date the Option is granted. In the event that any of the shares issued upon exercise of an Option (which exercise occurs prior to the date, if any, upon which the Company's common stock becomes a Listed Security) should be subject to a right of repurchase in the Company's favor, such repurchase right shall, if required by the applicable laws, lapse at the rate of at least 20% per year over five years from the date the Option is granted.

         TERMINATION OF OPTIONS. Generally, when an optionee ceases to be an employee or consultant of the Company or any of its subsidiary or affiliates, or a director of the Company, other than by reason of death, disability or for cause, an optionee's Options shall terminate 30 days following the date on which such optionee's status as such ceases. If an optionee's employment is terminated by reason of disability, the optionee may exercise his Option at any time prior to the earlier of the specified expiration date of the Option or six months from the date of the termination of employment. In the case of death, an optionee's Options may be exercised by his estate, personal representative or beneficiary at any time prior to the earlier of the specified expiration date of the Option or 12 months days from the date of the optionee's death. In the case of termination for cause, an optionee's Options shall terminate on the date that notice of termination is first given. In such event, the Company shall also have the right to purchase all vested shares acquired upon exercise of an Option granted prior to the date, if any, within 90 days of termination of the terminated optionee for a purchase price equal to the fair market value of the shares as of the date of termination.

         PURCHASE RIGHTS. The Board of Directors determines, in its sole discretion, the terms, conditions, restrictions, number of shares, the price to be paid, and the time within which a purchase must occur with respect to each Purchase Right. In the case of a Purchase Right granted prior to the date, if any, on which the Company's common stock becomes a Listed Security and if required by the applicable laws at that time, the purchase price of shares subject to a Purchase Right shall not be less than 85% of the fair market value of the shares as of the date of the offer, or, in the case of a Ten Percent Holder, the price shall not be less than 100% of the fair market value of the shares as of the date of the offer. If the applicable laws do not impose the requirements set forth in the preceding sentence and with respect to any Purchase Rights granted after the date, if any, on which the Company's common stock becomes a Listed Security, the purchase price of Shares subject to Purchase Rights shall be as determined by the Board of Directors. Unless the Board of Directors determines otherwise, each Purchase Right is subject to a repurchase option in favor of the Company, at the original purchase price paid by the purchaser, upon the voluntary or involuntary termination of the purchaser's employment with the Company for any reason (including death or disability). The repurchase option shall lapse at such rate as the Board of Directors may determine, provided that with respect to a Purchase Right granted prior to the date, if any, on which the Company's common stock becomes a Listed Security to a purchaser who is not an officer, director or consultant of the Company or any subsidiary of the Company, it shall lapse at a minimum rate of 20% per year if required by the applicable laws.

         RESTRICTIONS.   Options   and   Purchase   Rights   are,   in  general,
non-assignable. The Board of Directors may place any restrictions on Options and Purchase Rights that it believes are appropriate, in its discretion.

         CORPORATION TRANSACTION. In the event of a sale of all or substantially all of the Company's assets, or a merger, consolidation or other capital reorganization of the Company with or into another corporation, each outstanding Option or Purchase Right shall be assumed or an equivalent option or right shall be substituted by such successor corporation or a parent or subsidiary of such successor corporation (the "Successor Corporation"), unless the Successor Corporation does not agree to assume the award or to substitute an equivalent option or right, in which case such Option or Purchase Right shall terminate upon the consummation of the transaction.

         CHANGE IN CONTROL. Notwithstanding the above, in the event (i) of a Change of Control, and (ii) a participant holding an Option or Purchase Right assumed or substituted by the Successor Corporation in the Change of Control, or holding restricted stock issued upon exercise of an Option or Purchase Right with respect to which the Successor Corporation has succeeded to a repurchase right as a result of the Change of Control, is involuntarily terminated by the Successor Corporation without cause in connection with, or within sixty (60) days following consummation of, the transaction, then any assumed or substituted Option or Purchase Right held by the terminated participant at the time of termination shall accelerate and become exercisable as to the number of shares that would otherwise have vested and been exercisable as of the date thirty (30) days from the date of termination, and any repurchase right applicable to any shares shall lapse as to the number of shares as to which the repurchase right would otherwise have lapsed as of the date thirty (30) days from the date of termination, in each case assuming the participant remained in Continuous Service Status for such period. "Change of Control" means a sale of all or substantially all of the Company's assets, or any merger or consolidation of the Company with or into another corporation other than a merger or consolidation in which the holders of more than 50% of the shares of capital stock of the Company outstanding immediately prior to such transaction continue to hold (either by the voting securities remaining outstanding or by their being converted into voting securities of the surviving entity) more than 50% of the total voting power represented by the voting securities of the Company, or such surviving entity, outstanding immediately after such transaction.

         ANTI-DILUTION.  The 2001 Plan carries certain anti-dilution  provisions
concerning   stock   dividends,   stock   splits,    consolidations,    mergers,
recapitalizations and reorganizations.

         OTHER MATTERS. Unless otherwise provided by the Board of Directors, each Option and Purchase Right will terminate in the event of dissolution or liquidation of the Company.

         AMENDMENT AND TERMINATION. The Company's Board of Directors may at any time amend, alter, suspend or discontinue the 2001 Plan, but no amendment, alteration, suspension or discontinuation shall be made that would materially and adversely affect the rights of any holder of an Option or a Purchase Right under any outstanding grant, without his or her consent.

         TERM. The 2001 Plan shall expire on July 25, 2011 unless sooner terminated.

         FEDERAL INCOME TAX CONSEQUENCES. The following brief summary of the principal Federal income tax consequences of transactions under the 2001 Plan is based on current Federal income tax laws. This summary is not intended to constitute tax advice and, among other things, does not address possible state or local tax consequences. Accordingly, a participant in the 2001 Plan should consult a tax advisor with respect to the tax aspects of transactions under the 2001 Plan.

         Non-Qualified Options. A participant will not recognize taxable income upon the grant of a Non-Qualified Option. Upon the exercise of a Non-Qualified Option, a participant will recognize taxable ordinary income equal to the difference between the fair market value of the shares on the date of exercise and the option exercise price. When a participant sells the shares, the participant will have short-term or long-term capital gain or loss, as the case may be, equal to the difference between the amount the participant received from the sale and the tax basis of the shares sold. The tax basis of the shares generally will be equal to the greater of the fair market value of the shares on the exercise date or the option exercise price.

         ISO's. A participant will not recognize taxable income upon the grant of an ISO. If a participant exercises an ISO during employment or within three months after his or her employment ends (12 months in the case of disability), the participant will not recognize taxable income at the time of exercise (although the participant generally will have taxable income for alternative minimum tax purposes at that time as if the option were a Non-Qualified Option). If a participant sells or exchanges the shares after the later of (i) one year from the date the participant exercised the option and (ii) two years from the grant date of the option, the participant will recognize long-term capital gain or loss equal to the difference between the amount the participant received in the sale or exchange and the option exercise price. If a participant disposes of the shares before these holding period requirements are satisfied, the disposition will constitute a disqualifying disposition, and the participant generally will recognize taxable ordinary income in the year of disposition equal to the excess, as of the date of exercise of the option, of the fair market value of the shares received over the option exercise price (or, if less, the excess of the amount realized on the sale of the shares over the option exercise price). Additionally, the participant will have long-term or short-term capital gain or loss, as the case may be, equal to the difference between the amount the participant received upon disposition of the shares and the option exercise price increased by the amount of ordinary income, if any, the participant recognized.

         With respect to both Non-Qualified Options and ISO's, special rules apply if a participant uses shares already held by the participant to pay the exercise price or if the shares received upon exercise of the option are subject to a substantial risk of forfeiture by the participant.

         Purchase Rights. The tax consequences of other stock or cash-based awards will depend on the specific terms of each award. Upon receipt of restricted stock, a participant generally will recognize taxable ordinary income when the shares cease to be subject to restrictions in an amount equal to the fair market value of the shares at such time. However, no later than 30 days after a participant receives the restricted stock, the participant may elect to recognize taxable ordinary income in an amount equal to the fair market value of the shares at the time of receipt. Provided that the election is made in a timely manner, when the restrictions on the shares lapse, the participant will not recognize any additional income. If the participant forfeits the shares to the Company (e.g., upon the participant's termination prior to expiration of the restriction period), the participant may not claim a deduction with respect to the income recognized as a result of the election. Dividends paid with respect to shares of restricted stock generally will be taxable as ordinary income to the participant at the time the dividends are received.

         Tax Consequences to the Company. The Company generally will be entitled to a deduction at the same time and in the same amount as a participant recognizes ordinary income, subject to the limitations imposed under Section 162(m).

         Tax Withholding. As a condition of the exercise of an Option or Purchase Right granted under the 2001 Plan, the participant (or in the case of the participant's death, the person exercising the Option or Purchase Right) shall make such arrangements as the Board of Directors may require for the satisfaction of any applicable federal, state, local or foreign withholding tax obligations that may arise in connection with the exercise of the Option or Purchase Right and the issuance of shares. The Company shall not be required to issue any shares under the 2001 Plan until such obligations are satisfied. In certain circumstances, the Board of Directors may allow withholding obligations to be satisfied by the retention or surrendering to the company of shares that have a fair market value determined as of the applicable date equal to the amount required to be withheld.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Prior to the Merger, Greg J. Micek loaned $100,000 to IQB pursuant to a Convertible Secured Promissory Note, which provided for the automatic conversion of the promissory note into 100,000 shares of Common Stock. This promissory note was automatically converted into 100,000 shares of Common Stock upon the Merger in accordance with its terms.

         In addition, in connection with the Merger, the Company entered into a Sale and Purchase Agreement with Greg J. Micek, pursuant to which the Company is obligated to sell to Mr. Micek the Company's dormant electronic commerce assets in consideration of the forgiveness of $30,000 in indebtedness owed by the Company to Mr. Micek. The Sale and Purchase Agreement was not the result of arms-length negotiations. However, the Company's non-interested director considered the previous history of losses relating to these assets, their extended period of inactivity, their lack of reasonable prospects for future exploitation, the amount of indebtedness to be forgiven in connection with the sale, and the requirement imposed by IQB as a condition to the closing of the Merger that the Company's dormant electronic commerce assets be disposed of prior to the Merger. After such consideration, the Company's non-interested director concluded that the sale of the Company's dormant electronic commerce assets would be in the Company's best interests. The dormant electronic commerce assets sold included (a) all of the outstanding capital stock owned by the Company in each of Dadandme, Inc., Ihomeline.com, Inc., Ihomeline.co.uk, Inc., Eonthestreet, Inc., National Sweepstakes Show, Inc., and Beddis International, Ltd. a/k/a "LinksXpress.com, Inc.," and (b) all right, title and interest of the Company in and to the "JVWeb.com," "Ihomeline.com," "Homeline Talk Radio," "National Sweepstakes Show," "Sweepstakes News," "Crisis-Communications," and "Dadandme" registered trademarks. Closings of the sale of these assets will take place from time to time as necessary consents are obtained and appropriate documents are prepared and filed.

         As part of the Merger, the Company assumed the existing advisory agreement (the "McAfee Advisory Agreement") between IQ Biometrix California, Inc. and Eric A. McAfee, a director of the Company. The McAfee Advisory Agreement had a term of two years and was to expire in accordance with its term at the end of April 2004, subject to earlier termination upon the occurrence of certain events. Under the McAfee Advisory Agreement Mr. McAfee was to receive $9,600 per month. Mr. McAfee was also entitled to participate in any and all employee benefit plans established for the employees of the Company and to receive an expense reimbursement for Cupertino office rent of $2,800 per month. The McAfee Advisory Agreement did not contain any covenant not to compete. The McAfee Advisory Agreement was terminated as of March 31, 2003.

         In connection with a financing transaction with Special Equity IV, L.P. ("SEIVLP") involving warrants, the Company acquired from SEIVLP a Secured Convertible Promissory Note having a face amount of a $2.2 million dollar (the "MVION Note") due from MVION, Inc., a technology company known as KachinaGuide. Eric A. McAfee, a director of the Company, is the sole director and officer of MVION. The KachinaGuide, was a realtime interactive tool to conduct highly refined searches across heterogeneous data sources. KachinaGuide's searching technology uses patented algorithms that processed queries in the users' own words leading customers to specific data (i.e. products and services) or suggests alternatives based on the users' preferences. MVION's business failed, and the MVION Note was in default at the time of the Company's acquisition of it. The MVION Note is secured by a lien on MVION's assets, which management believes may be beneficial to the Company's business. The Company has recently begun exploring the possibility of exercising its rights as a secured creditor with respect to the MVION assets securing the MVION Note. The Company has no assurances as to the outcome of its investment in the MVION Note, its efforts to exercise its rights with respect to the MVION Note, or the benefit of the assets securing such note in the event that the Company eventually acquires ownership of them.

                                    PART IV.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Documents filed as part of this report:

(i) Consolidated Financial Statements:

          Report of Independent Auditors .......................................................................F-1

          Consolidated Balance Sheets as of June 30, 2003 ..................................................... F-2

          Consolidated Statements of Income for the years ended June 30, 2003 and 2002  ....................... F-3

          Consolidated Statements of Stockholders' Equity for the years ended June 30, 2003 and 2002 ...........F-4

          Consolidated Statements of Cash Flows for the years ended June 30, 2003 and 2002  ................... F-5

          Notes to Consolidated Financial Statements ...........................................................F-6

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

3.03 Certificate of Amendment to Certificate of Incorporation of the Company is incorporated herein by reference rom the Company's (SEC File No. 0-24001) Quarterly Report on Form 10-QSB filed with the SEC on February 20, 2001, Item 6(a), Exhibit 3.03.

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

10.03 Agreement dated May 31, 2002 between IQ Biometrix California, Inc. and Entreprises Cogniscience, Inc. is incorporated herein by reference from the Company's (SEC File No. 0-24001) Annual Report on Form 10-KSB filed with the SEC on October 15, 2002, Item 13(a)(iii), Exhibit 10.03.

10.04 Memorandum of Understanding between the University Business Center and IQ Biometrix dated August 1, 2002 between the Company and the University Business Center of Fresno State Letter of Intent - University is incorporated herein by reference from the Company's (SEC File No. 0-24001) Annual Report on Form 10-KSB filed with the SEC on October 15, 2002, Item 13(a)(iii), Exhibit 10.04.

10.05 Master Service Agreement dated September 20, 2002 between the Company and Robert Rios & Associates, Inc. is incorporated herein by reference from the Company's (SEC File No. 0-24001) Annual Report on Form 10-KSB filed with the SEC on October 15, 2002, Item 13(a)(iii), Exhibit 10.05.

10.06 Asset Purchase Agreement dated November 12, 2001 between IQ Biometrix California, Inc. and CISystems, Inc. is incorporated herein by reference from the Company's (SEC File No. 0-24001) Annual Report on Form 10-KSB filed with the SEC on October 15, 2002, Item 13(a)(iii),
         Exhibit 10.06.

10.07 Agreement dated July 12, 2002 between the Company and GoNow Financial Network, Inc. is incorporated herein by reference from the Company's (SEC File No. 0-24001) Annual Report on Form 10-KSB filed with the SEC on October 15, 2002, Item 13(a)(iii), Exhibit 10.07.

10.08 Advisory Agreement dated March 10, 2002 between IQ Biometrix California, Inc. and Fernand Beland is incorporated herein by reference from the Company's (SEC File No. 0-24001) Annual Report on Form 10-KSB filed with the SEC on October 15, 2002, Item 13(a)(iii), Exhibit 10.08.

10.09 Executive Employment Agreement dated effective as of August 1, 2002 by and between the Company and William Scigliano is incorporated herein by reference from the Company's (SEC File No. 0-24001) Annual Report on Form 10-KSB filed with the SEC on October 15, 2002, Item 13(a)(iii),
         Exhibit 10.09.

10.10 Memorandum of Agreement regarding stock options dated August 1, 2002 by and between the Company and William Scigliano is incorporated herein by reference from the Company's (SEC File No. 0-24001) Annual Report on Form 10-KSB filed with the SEC on October 15, 2002, Item 13(a)(iii),
         Exhibit 10.10.

10.11 Executive Employment Agreement dated effective as of September 25, 2002 by and between the Company and Greg J. Micek is incorporated herein by reference from the Company's (SEC File No. 0-24001) Annual Report on Form 10-KSB filed with the SEC on October 15, 2002, Item 13(a)(iii),
         Exhibit 10.11.

10.12 Memorandum of Agreement regarding stock options dated August 1, 2002 by and between the Company and Greg J. Micek is incorporated herein by reference from the Company's (SEC File No. 0-24001) Annual Report on Form 10-KSB filed with the SEC on October 15, 2002, Item 13(a)(iii),
         Exhibit 10.12.

10.13 Notice of Stock Option Grant and Stock Option Agreement dated December 1, 2001 between IQ Biometrix California, Inc. and Morden Lazarus is incorporated herein by reference from the Company's (SEC File No. 0-24001) Annual Report on Form 10-KSB filed with the SEC on October 15, 2002, Item 13(a)(iii), Exhibit 10.13.

10.14 Notice of Stock Option Grant and Stock Option Agreement dated December 1, 2001 between IQ Biometrix California, Inc. and Paul Schroeder is incorporated herein by reference from the Company's (SEC File No. 0-24001) Annual Report on Form 10-KSB filed with the SEC on October 15, 2002, Item 13(a)(iii), Exhibit 10.14.

10.15 Asset Purchase Agreement dated February 11, 2003 by and between Special Equity IV, L.P. and the Company is incorporated herein by reference from the Company's (SEC File No. 0-24001) Quarterly Report on Form 10-QSB filed with the SEC on February 19, 2003, Item 6(a), Exhibit 10.01

10.16 Stock Purchase Agreement dated February 11, 2003 by and between Special Equity IV, L.P. and the Company is incorporated herein by reference from the Company's (SEC File No. 0-24001) Quarterly Report on Form 10-QSB filed with the SEC on February 19, 2003, Item 6(a), Exhibit 10.02

10.17 Warrant Agreement dated February 11, 2003 issued by the Company in favor of Special Equity IV, L.P. is incorporated herein by reference from the Company's (SEC File No. 0-24001) Quarterly Report on Form 10-QSB filed with the SEC on February 19, 2003, Item 6(a), Exhibit 10.03

10.18 Bill of Sale and Assignment dated February 11, 2003 executed by Special Equity IV, L.P. in favor of the Company is incorporated herein by reference from the Company's (SEC File No. 0-24001) Quarterly Report on Form 10-QSB filed with the SEC on February 19, 2003, Item 6(a), Exhibit 10.06

10.19 Purchase and Sale Agreement dated February 11, 2003 between the Company and Special Equity IV, L.P. is incorporated herein by reference from the Company's Registration Statement on Form SB-2 (SEC File No. 333-107570) filed August 1, 2003, Item 27, Exhibit 10.19.

10.20 Bill of Sale and Assignment of Interest dated February 11, 2003 between the Company and Special Equity IV, L.P. is incorporated herein by reference from the Company's Registration Statement on Form SB-2 (SEC File No. 333-107570) filed August 1, 2003, Item 27, Exhibit 10.20.

10.21 Warrant to Purchase Common Stock dated February 11, 2003 between the Company and Special Equity IV, L.P. is incorporated herein by reference from the Company's Registration Statement on Form SB-2 (SEC File No. 333-107570) filed August 1, 2003, Item 27, Exhibit 10.21.

10.22 Stock Purchase Agreement dated February 11, 2003 between the Company and Special Equity IV, L.P. is incorporated herein by reference from the Company's Registration Statement on Form SB-2 (SEC File No. 333-107570) filed August 1, 2003, Item 27, Exhibit 10.22.

10.23 Security Agreement dated March 31, 2003 between the Company and Lenders is incorporated herein by reference from the Company's Registration Statement on Form SB-2 (SEC File No. 333-107570) filed August 1, 2003,
         Item 27, Exhibit 10.23.

10.24 Warrant to Purchase Common Stock Issued to Holder is incorporated herein by reference from the Company's Registration Statement on Form SB-2 (SEC File No. 333-107570) filed August 1, 2003, Item 27, Exhibit 10.24.

10.25 10% Secured Convertible Debenture dated May 28, 2003 between the Company and John J. Micek, Jr. is incorporated herein by reference from the Company's Registration Statement on Form SB-2 (SEC File No. 333-107570) filed August 1, 2003, Item 27, Exhibit 10.25.

10.26 10% Secured Convertible Debenture dated May 28, 2003 between the Company and Neil Morris is incorporated herein by reference from the Company's Registration Statement on Form SB-2 (SEC File No. 333-107570) filed August 1, 2003, Item 27, Exhibit 10.26.

10.27 10% Secured Convertible Debenture dated May 28, 2003 between the Company and Elisa Micek and Forte Capital Partners, LLC is incorporated herein by reference from the Company's Registration Statement on Form SB-2 (SEC File No. 333-107570) filed August 1, 2003, Item 27, Exhibit 10.27.

10.28 10% Secured Promissory Note between the Company and Network Storage Systems, Inc. dated May 4, 2003 is incorporated herein by reference from the Company's Registration Statement on Form SB-2 (SEC File No. 333-107570) filed August 1, 2003, Item 27, Exhibit 10.28.

10.29 Security Agreement between the Company the the Lenders dated May 4, 2003 is incorporated herein by reference from the Company's Registration Statement on Form SB-2 (SEC File No. 333-107570) filed August 1, 2003, Item 27, Exhibit 10.29.

10.30 Assignment of Rights and Consent to Assignment between the Company and Network Storage Systems, Inc, dated May 14, 2003 is incorporated herein by reference from the Company's Registration Statement on Form SB-2 (SEC File No. 333-107570) filed August 1, 2003, Item 27, Exhibit 10.30.

10.31 Assignment of Accounts Receivable between the Company and Network Storage Systems, Inc, dated May 14, 2003 is incorporated herein by reference from the Company's Registration Statement on Form SB-2 (SEC File No. 333-107570) filed August 1, 2003, Item 27, Exhibit 10.31.

10.32 6% Secured Convertible Debenture dated September 19, 2003 between the Company and Platinum Partners Value Arbitrage Fund, LP

10.33 6% Secured Convertible Debenture dated September 19, 2003 between the Company and Platinum Partners Value Macro Fund, LP

10.34 Warrant to Purchase Common Stock Issued to Platinum Partners Value Arbitrage Fund, LP

10.35    Warrant to Purchase  Common  Stock  Issued to Platinum  Partners  Macro
         Fund, LP

23.01    Consent of Malone & Baily, PLLC.

31.1     Sarbanes Oxley Section 302 Certification.

32.1     Sarbanes Oxley Section 906 Certification

99.01 The Company's Year 2002 Consultant Compensation Plan is incorporated herein by reference from the ompany's Registration Statement on Form S-8 (SEC File No. 333-96873) filed July 7, 2002, Item 8, Exhibit 4.02.

99.02 The Company's Year 2003 Consultant Compensation Plan is incorporated herein by reference from the Company's Registration Statement on Form S-8 (SEC File No. 333-107447) filed July 28, 2003, Item 8, Exhibit 4.02.

99.03 The Company's 2000 Non-Qualified Stock Option Plan is incorporated herein by reference from the Company's Registration Statement on Form S-8 (SEC File No. 333-43884) filed August 16, 2000, Item 8, Exhibit 4.02.

99.04 IQ Biometrix California, Inc. 2001 Stock Plan is incorporated herein by reference from the Company's (SEC File No. 0-24001) Annual Report on Form 10-KSB filed with the SEC on October 15, 2002, Item 13(a)(iii),
         Exhibit 99.03.

(b) Reports on Form 8-K

         The Registrant did not file any Current Report on Form 8-K during its quarter ending June 30, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         Malone & Bailey, PLLC, Certified Public Accountants, are the Company's independent auditors to examine the financial statements of the Company for the fiscal years ended June 30, 2002 and June 30, 2003. Malone & Bailey, PLLC has performed the following services and has been paid the following fees for these fiscal years.

AUDIT FEES

         Malone & Bailey, PLLC was paid aggregate fees of approximately $20,000 for the fiscal year ended June 30, 2002 and approximately $35,000 for the fiscal year ended June 30, 2003 for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in Company's quarterly reports on Form 10QSB during these fiscal years.

AUDIT -RELATED FEES

         Malone & Bailey, PLLC was not paid any additional fees for the fiscal year ended June 30, 2002 and June 30, 2003 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

TAX FEES

         Malone & Bailey, PLLC was not paid any aggregate fees for the fiscal years ended June 30, 2002 and June 30, 2003 for professional services rendered for tax compliance, tax advice and tax planning.

OTHER FEES

         Malone & Bailey, PLLC was paid no other fees for professional services during the fiscal years ended June 30, 2002 and June 30, 2003.

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
   IQ Biometrix, Inc.
   Fremont, California

We have audited the accompanying consolidated balance sheet of IQ Biometrix, Inc. as of June 30, 2003 and the related statements of operations, stockholders' deficit and cash flows for the year then ended and the period from July 10, 2001 (inception) through June 30, 2002. These financial statements are the responsibility of IQ Biometrix's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IQ Biometrix, Inc. as of June 30, 2003 and the results of its operations and its cash flows for the year then ended and the period from July 10, 2001 (inception) through June 30, 2002., in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that IQ Biometrix will continue as a going concern. As shown in the financial statements, IQ Biometrix incurred net losses of $3,887,691 and $984,265 in fiscal 2003 and 2002, respectively, and has a working capital deficiency of $934,908 and a stockholders' deficit of $832,939 as of June 30, 2003. These conditions raise substantial doubt about IQ Biometrix ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


MALONE & BAILEY, PLLC
Houston, Texas

September 30, 2003

                               IQ BIOMETRIX, INC.
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2003


                                          ASSETS

CURRENT ASSETS:
   Cash                                                                            $     97,681

   Trade accounts receivable, net of allowance for doubtful accounts of $0                5,973
   Note receivable, net of allowance of $350,000                                         50,000
   Inventory                                                                              6,008
   Prepaid expenses                                                                      37,882
                                                                                   ------------
                         Total current assets                                           197,544

INTANGIBLES, net                                                                         94,265

OFFICE EQUIPMENT, net                                                                     7,704
                                                                                   ------------

                         Total assets                                              $    299,513
                                                                                   ============


                          LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Convertible debentures, net of discount                                         $    537,820
   Note payable                                                                          50,000
   Accounts payable                                                                     142,920
   Accrued expenses                                                                     401,712
                                                                                   ------------
                         Total current liabilities                                    1,132,452
                                                                                   ------------

COMMITMENTS

STOCKHOLDERS' DEFICIT:
   Preferred stock, .01 par value;  10,000,000 shares authorized,  none issued                -
   Common stock, .01 par value; 50,000,000 shares authorized; 18,905,885 shares
     outstanding                                                                        189,059
   Additional paid-in capital                                                         3,849,958
   Accumulated deficit                                                               (4,871,956)
                                                                                   ------------
                         Total stockholders' deficit                                   (832,939)
                                                                                   ------------
                         Total liabilities and stockholders' deficit               $    299,513
                                                                                   ============

See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    Year Ended June 30, 2003 and Period From
                 July 10, 2001 (Inception) Through June 30, 2002



                                                      2003            2002
                                                 ------------    ------------
REVENUES                                         $    105,772    $     98,148

OPERATING EXPENSES:
   Cost of sales                                       25,851          31,431
   Selling                                            260,477         114,003
   General and administrative                       2,896,509         776,345
   Research and development                           147,562         138,185
   Provision for uncollectible note receivable        350,000               -
   Depreciation and amortization                       30,603          22,449
                                                 ------------    ------------
                                                    3,711,002       1,082,413
                                                 ------------    ------------
         Operating loss                            (3,605,230)       (984,265)

OTHER EXPENSE:
   Interest expense                                  (282,461)              -
                                                 ------------    ------------

NET LOSS                                         $ (3,887,691)   $   (984,265)
                                                 ============    ============



BASIC AND DILUTED LOSS PER SHARE:                $       (.23)   $       (.06)
                                                 ============    ============

BASIC AND DILUTED WEIGHTED AVERAGE SHARES:         16,928,344      15,547,000
                                                 ============    ============


See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.

                               IQ BIOMETRIX, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
         Period from July 10, 2001 (inception) Through June 30, 2002 and
                            Year Ended June 30, 2003


                                                     Common Stock
                                                                                Additional
                                                                                 Paid In         Accumulated
                                                Shares           Amount          Capital           Deficit             Total
                                            ---------------   --------------  ---------------  -----------------  ---------------

   Shares issued to founders                   12,854,231     $     128,542   $    (113,962)   $             -    $      14,580
   Merger, IQB - California and JV Web          2,341,553            23,416        (118,726)                 -          (95,310)
   Sale of common stock for cash                1,100,001            11,000       1,077,492                  -        1,088,492
   Shares issued for services                     115,000             1,150          85,100                  -           86,250

   Shares issued for debt                          43,500               435   40,565                         -           41,000
   Net loss                                             -                 -               -           (984,265)        (984,265)
                                            -------------     -------------   -------------    ---------------    -------------

Balances, June 30, 2002                        16,454,285           164,543         970,469           (984,265)         150,747

   Sale of common stock for cash                  500,000             5,000         195,000                  -          200,000

   Shares issued for exercise of options          103,000             1,030           9,270                  -           10,300
   Shares issued for services                   1,848,600            18,486       1,588,387                  -        1,606,873
   Options issued to consultants                        -                 -         184,630                  -          184,630
   Debt discount, convertible debentures                -                 -         879,641                  -          879,641
   Debt discount, note payable                          -                 -          22,561                  -           22,561
   Net loss                                             -                 -               -         (3,887,691)      (3,887,691)
                                            -------------     -------------   -------------    ---------------    -------------
Balances, June 30, 2003                        18,905,885     $     189,059   $   3,849,958    $    (4,871,956)   $    (832,939)
                                            =============     =============   =============    ===============    ==============


See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.

                               IQ BIOMETRIX, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Year Ended June 30, 2003 and Period From
                 July 10, 2001 (Inception) Through June 30, 2002


                                                                                        2003               2002
                                                                                  ------------------ ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                       $    (3,887,691)   $      (984,265)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                        30,603             22,449
      Stock  and options issued for services                                            1,791,503            100,830
      Amortization of debt discount                                                       240,022                  -
      Provision of doubtful notes receivable                                              350,000                  -
   Change in assets and liabilities:
         Trade accounts receivable                                                         (5,973)                 -
         Prepaid expenses and other current assets                                        (11,603)                 -
         Inventory                                                                         24,952            (31,000)
         Accounts payable                                                                  85,806              2,804
         Accrued liabilities                                                              401,712                  -
                                                                                  ---------------    ---------------
Net cash used in operating activities                                                    (980,669)          (889,182)
                                                                                  ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of intangible asset                                                           (63,002)           (80,818)
   Advance to IQ Entertainment                                                                  -            (26,279)
   Advance to NSS                                                                        (400,000)                 -
   Purchase of office equipment                                                           (11,161)                 -
                                                                                  ---------------    ---------------
Net cash used in investing activities                                                    (474,163)          (107,097)
                                                                                  ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock                                                     200,000          1,088,492
   Stock options exercised                                                                 10,300                  -
   Sale of convertible debentures                                                       1,200,000                  -
   Proceeds from note payable                                                              50,000                  -
                                                                                  ---------------    ---------------
Net cash provided by financing activities                                               1,460,300          1,088,492
                                                                                  ---------------    ---------------

NET INCREASE  IN CASH                                                                       5,468             92,213

CASH AND CASH EQUIVALENTS, beginning of year                                               92,213                  -
                                                                                  ---------------    ---------------

CASH AND CASH EQUIVALENTS, end of year                                            $        97,681    $        92,213
                                                                                  ===============    ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Payment of interest                                                            $             -    $             -
                                                                                  ===============    ===============
   Payment of taxes                                                               $             -    $             -
                                                                                  ===============    ===============

NONCASH DISCLOSURES
   Common stock issued to pay debt                                                $             -    $        41,000
                                                                                  ===============    ===============


The accompanying notes are an integral part of these consolidated financial statements.

                               IQ BIOMETRIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

IQ Biometrix, Inc. ("IQ Biometrix") is a security software and services company headquartered in Fremont, California. We are a provider of facial composite software to local and national law enforcement agencies, the US military and other government agencies across North America.

The FACES technology is a software tool that allows the creation and re-creation of billions of human faces. FACES replaces the need for a human sketch artist. This advanced technology can be used by any agency or organization whose responsibility lies in the public safety and security arena. The morphological coding of the FACES database of approximately 6,000 facial features has made it possible to set an industry standard for the comparison of facial images from law enforcement agencies, private security and businesses.

IQ Biometrix California, Inc. ("IQB - California") was formed July 10, 2001 as a California corporation to purchase certain software-related assets from a Canadian bankruptcy court from a former Canadian company named InterQuest, Inc. ("InterQuest"). The software was developed in Canada beginning in 1988. The software was completed and marketing was begun in 1998. In 2000, InterQuest filed for bankruptcy protection in a Canadian court and went dormant. IQB - California arranged for purchase of the customer list and software, and various packaging supplies in 2001 and paid $118,818 in early 2002. The purchase price was allocated among supplies inventory and intangible assets at their fair market values.

On March 22, 2002, IQB - California agreed to a reorganization with JVWeb, an inactive publicly-traded Delaware company. Pursuant to this acquisition, IQ Biometrix - California shareholders agreed to exchange all of their shares for 11,578,590 shares of JVWeb. JVWeb also formed a new wholly-owned subsidiary, IQB Acquisition Corporation, which was renamed at the merger date to IQ Biometrix Operations, Inc., a Delaware company. IQB - California was merged into IQ Biometrix Operations, Inc. which remains a wholly-owned subsidiary of JVWeb. This reorganization is accounted for as a "reverse merger" with IQ Biometrix - California (now IQB Operations, Inc.) treated as the acquiror which purchased JVWeb and accounted for the acquisition using the purchase method. IQ Biometrix officially changed its name to IQ Biometrix, Inc. in October 2002.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of IQ Biometrix, Inc. and its subsidiary IQB Operations after the elimination of inter-company accounts and transactions.

CASH AND CASH EQUIVALENTS

IQ Biometrix considers all highly liquid debt instruments with original maturities not exceeding three months to be cash equivalents. At June 30, 2003, IQ Biometrix did not hold any cash equivalents.

INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out method) or market. IQ Biometrix periodically reviews for obsolete and slow-moving inventory based on historical usage, and future requirements. At June 30, 2003, inventory consisted of packaging materials related to the FACES 4.0 software.

                               IQ BIOMETRIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


OFFICE EQUIPMENT

Equipment is stated at cost. Depreciation is computed using the straight-line method over 3 years.

INTANGIBLES

Intangible assets are stated at cost. Those with limited lives are amortized using the straight-line method over their estimated useful lives. IQ Biometrix performs reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The intangible assets purchased in fiscal 2003 and 2002 totaling $63,002 and $80,818, respectively, are being amortized straight-line over three years.

REVENUE RECOGNITION

Revenue from the sale of products and services is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed and collectibility is reasonably assured. Warranty claims and training requests are insignificant. There have been no warranty claims.

INCOME TAXES

The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. IQ Biometrix records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

LOSS PER COMMON SHARE

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding.

Diluted net loss per common share is computed by dividing the net loss, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For fiscal 2003 and 2002, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

USE OF ESTIMATES

In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the income statement. Actual results could differ from those estimates.

STOCK BASED COMPENSATION

IQ Biometrix adopted the disclosure requirements of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (FAS No. 123) and FAS No. 148 with respect to pro forma disclosure of compensation expense for options issued. For purposes of the pro forma disclosures, the fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model. Had IQ Biometrix recorded compensation expense for the fair value of stock options, net loss and loss per share would have been affected as indicated by the pro forma amounts below.

IQ Biometrix applies APB No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized in IQ Biometrix's financial statements for stock options under any of the stock plans which on the date of grant the exercise price per share was equal to or exceeded the fair

                               IQ BIOMETRIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

value per share. However, compensation cost has been recognized for warrants and options granted to non-employees for services provided. If under FAS No. 123, IQ Biometrix determined compensation cost based on the fair value at the grant date for its stock options, net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                                                2003               2002
                                                                          -----------------  ---------------
Net loss
   As reported                                                            $    (3,887,691)   $      (984,265)
   Deduct: total stock based employee compensation expense
   determined under fair value method                                            (466,340)                 -
                                                                          ---------------     --------------

   Pro forma                                                              $    (4,354,031)   $      (984,265)
                                                                          ===============    ===============

Basic and diluted loss per share
   As reported                                                            $          (.23)   $          (.06)
                                                                          ===============    ===============
   Pro forma                                                              $          (.26)   $          (.06)
                                                                          ===============    ===============

The weighted average fair value of each option granted under IQ Biometrix's employee option plans during fiscal 2003 and 2002 was approximately $.75 and $ 0, respectively. These amounts were determined using the Black Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, expected dividend payments and the risk-free interest rate over the expected life of the option. The dividend yield was zero in 2003 and 2002. The expected volatility was based on the historic stock prices. The expected volatility was 133%, and .001% for 2003 and 2002, respectively. The risk-free interest rate was the rate available on zero coupon U.S. government issues with a term equal to the remaining term for each grant. The risk-free rate was 3.5% in 2003 and 5% in 2002. The expected life of the options was estimated to be five years.

The effects of applying FAS 123 on providing pro-forma disclosures are not necessarily likely to be representative of the effects on reported net income for future years

RECENT ACCOUNTING PRONOUNCEMENTS

IQ Biometrix does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

IQ Biometrix's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception in July 2001, IQ Biometrix has accumulated losses aggregating $4,871,956, has a negative working capital of $934,908; and negative stockholders' equity of $832,939 as of June 30, 2003 all of which all raise substantial doubt about IQ Biometrix's ability to continue as a going concern

Management's plans for IQ Biometrix's continued existence include selling additional stock or borrowing additional funds to pay overhead expenses while current marketing efforts continue to raise its sales volume. In July 2003, IQ Biometrix started shipping Faces 4.0.

                               IQ BIOMETRIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

IQ Biometrix's future success is dependent upon its ability to achieve profitable operations, generate cash from operating activities and obtaining additional financing. There is no assurance that IQ Biometrix will be able to generate sufficient cash from operations, sell additional shares of common stock or borrow additional funds.

IQ Biometrix's inability to obtain additional cash could have a material adverse effect on its financial position, results of operations and its ability to continue in existence. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


NOTE 3 -NOTE RECEIVABLE

IQ Biometrix loaned a private company $400,000 as part of a Letter of Intent (the "LOI") dated May 2, 2003 between IQ Biometrix and the private entity whereby IQ Biometrix would acquire the private company. The transaction was terminated and the private company signed a note receivable bearing interest at 10%, secured by the private company's accounts receivable. The private company defaulted under the original agreement and signed a revised note on September 19, 2003 with various payments due through December 31, 2003, at which time a final $150,000 payment is due.

In September 2003 the private entity made payments totaling $50,000, however, they did not make the entire payment due under the agreement on September 30, 2003. Due to the uncertainty of collectiblity, IQ Biometrix recorded a provision for uncollectible notes receivable totaling $350,000 in fiscal 2003.


NOTE 4 - ACCRUED EXPENSES

   Accrued expenses consisted of the following at June 30, 2003

      Accrued stock rights                           $       168,000
      Accrued salaries                                       109,647
      Reimbursable expenses due to officers                   51,024
      Accrued interest                                        36,573
      Accrued insurance premium                               20,321
      Other                                                   16,147
                                                     ---------------
                                                     $       401,712
                                                     ===============

NOTE 5 - NOTE PAYABLE

On December 1, 2002, IQ Biometrix received $50,000 for a 10% unsecured demand note payable from a former officer and current director. The note balance at June 30, 2003 is $50,000. In connection with the note, IQ Biometrix issued 40,000 warrants at $.01 exercisable anytime for 5 years. These shares were recorded as interest expense at their estimated fair value of $19,112. In addition, the director receives an additional 5,000 warrants per month until the debt is paid in full. At June 30, 2003, the director earned an additional 20,000 warrants exercisable at $.01 per share. IQ Biometrix recorded additional interest expense totaling $22,561 related to the fair value of the warrants issued.

                               IQ BIOMETRIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - CONVERTIBLE DEBENTURES

In August and September 2002, IQ Biometrix sold convertible debentures with a face value of $400,000 to various individuals. The debentures are convertible into shares of IQ Biometrix at the option of the holder at 80% of the average closing price as of date of conversion, with a minimum conversion amount of $.50 and a maximum conversion amount of $1.50 per share. The debentures accrue interest at 6% per annum and were due on August 1, 2003, but were not paid. The conversion price of the debentures is subject to adjustment at any time as the result of any subdivision, stock spit, and combination of shares or recapitalization. These notes were registered as part of IQ Biometrix SB -2 registration statement filed August 1, 2003. Each debenture holder should have received 10,000 shares of common stock per $100,000 loaned as an origination fee. As of June 30, 2003, no shares have been issued.

In March, April, and May 2003, IQ Biometrix sold convertible debentures with a face value of $400,000 and warrants to acquire up to 1,600,000 shares of common stock to two individuals. The debentures are convertible into shares of IQ Biometrix at $.20 per share at maturity or upon prepayment of at least 75% of the face amount at the option of the holder. The debentures are due on April 1, 2004 and accrue interest at 10% per annum payable at maturity. At the option of IQ Biometrix, the interest can be paid in either cash or additional shares of common stock. The warrants are granted 400,000 shares upon issuance of the debenture and 400,000 shares every quarter until maturity. The warrants are exercisable for a period of five years from the date of issuance. The conversion price of the debentures and exercise price of the warrants are subject to adjustment at any time as the result of any subdivision, stock spit, and combination of shares or recapitalization. These notes were registered as part of IQ Biometrix SB -2 registration statement filed August 1, 2003

In June 2003, IQ Biometrix sold convertible debentures with a face value of $400,000 and warrants to acquire up to 320,000 shares of common stock to two individuals. The debentures are convertible into shares of IQ Biometrix at $.30 to .50 per share at maturity or upon prepayment of at least 75% of the face amount at the option of the holder. The debentures are due on June 1, 2004 and accrue interest at 10% per annum payable at maturity. At the option of he Company, the interest can be paid in either cash or additional shares of common stock. The warrants are exercisable at $.50 per share for a period of five years from the date of issuance. The conversion price of the debentures and exercise price of the warrants are subject to adjustment at any time as the result of any subdivision, stock spit, and combination of shares or recapitalization. These notes were registered as part of IQ Biometrix's SB -2 registration statement filed August 1, 2003

Under generally accepted accounting principles, IQ Biometrix is required to record the value of the beneficial conversion feature of these convertible debentures as a debt discount. In addition, the value of the warrants using the Black Scholes method is also recorded as a debt discount. The total debt discount recorded on the convertible debenture sales during fiscal 2003 was approximately $879,000. This debt discount will be amortized and charged to interest expense over the term of the respective debenture agreements. In the event the investors convert the debentures prior to the maturity of the agreements then generally accepted accounting principles require IQ Biometrix to expense the unamortized balance of the debt discount in full.

Through June 30, 2003, $223,084 has been recorded as non-cash interest expense on IQ Biometrix income statement relative to the amortization of debt discount on these convertible debentures. Going forward, IQ Biometrix will incur non-cash interest expense of approximately $664,000 through June 30, 2004.

Accrued and unpaid interest on these notes is $33,604 at June 30, 2003.

                               IQ BIOMETRIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - CAPITAL STOCK

The total number of shares of capital stock which IQ Biometrix has the authority to issue is 60,000,000 shares. This included 10,000,000 shares of $.01 par value preferred stock and 50,000,000 share of $.01 par value common stock. The board of directors is authorized create the preferred stock series and set designation, powers, preferences and rights.

In December 2002, IQ Biometrix sold 500,000 shares of its common stock at $.40 per share in a private transaction. IQ Biometrix received proceeds of $200,000.

During fiscal 2003, consultants exercised options to purchase 103,000 shares of common stock. IQ Biometrix received proceeds of $10,300. As of June 30, 2003, these shares have not been issued by the transfer agent but are shown as issued and outstanding in the accompanying financials.

During fiscal 2003, IQ Biometrix issued 1,848,600 shares of common stock to various consultants. The stock was valued using the market price on the date issued.


NOTE 8 - STOCK OPTIONS AND WARRANTS

IQ Biometrix's 2001 Stock Option Plan provides for the grant of both qualified and non-qualified options to directors, employees and consultants. The option and warrant issuance are administered by the Board of Directors, who have substantial discretion to determine which persons, amounts, time, price, exercise terms, and restrictions, if any.

        The following table summarizes stock option activity:

Outstanding, July 10, 2001( Inception)                             -
Granted                                                    3,190,162
Canceled or expired                                         (880,000)
Exercised                                                          -
                                                      --------------
Outstanding, June 30, 2002                                 2,310,162
                                                      ==============
Exercisable at June 30, 2002                               1,569,000
                                                      ==============
Weighted-average option price for
   options granted during the year                    $          .10
                                                      ==============

Outstanding, July 1, 2002                                  2,310,162
Granted                                                    1,855,000
Canceled or expired                                          (58,320)
Exercised                                                   (103,000)
                                                      ---------------
Outstanding, June 30, 2003                                 4,003,842
                                                      ==============
Exercisable at June 30, 2003                               2,738,871
                                                      ==============
Weighted-average option price for
   options granted during the year                    $          .32
                                                      ==============
Average remaining years of contractual life                        4
                                                      ==============

                               IQ BIOMETRIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        The following table summarizes stock warrant activity:

Outstanding, July 1, 2002                                          -
Granted                                                    1,560,000
Canceled or expired                                                -
Exercised                                                          -
                                                      --------------
Outstanding, June 30, 2003                                 1,560,000
                                                      ==============
Exercisable at June 30, 2003                               1,560,000
                                                      ==============
Weighted-average exercise price                       $          .74
                                                      ==============


In June 2003, IQ Biometrix issued 320,000 warrants to investors in connection with a sale of convertible debentures in the amount of $400,000. Biometrix valued these warrants using the Black Scholes Model wan will amortize the costs as part of the debt discount over the term of the debentures.

In April 2003, IQ Biometrix issued 400,000 warrants to investors in connection with a sale of convertible debentures in the amount of $400,000. IQ Biometrix valued these warrants using the Black Scholes Model and will amortize the costs as part of the debt discount over the term of the debentures. In addition to these warrants, the debenture holders will be issued 400,000 additional warrants each quarter until maturity of the debenture unless IQ Biometrix pays the debt prior to maturity.
In December 2002, IQ Biometrix issued warrants to acquire 1,000,000 warrants in connection with the purchase of a note receivable from a related party (see note
11).

NOTE 9 - INCOME TAXES

Income taxes are not due since IQ Biometrix has incurred a loss since inception. IQ Biometrix has deductible net operating losses of approximately $2,300,000 at June 30, 2003. These expire in 2022 and 2023.

        Components of deferred tax assets and liabilities at June 30, 2003 are as follows:



Deferred tax liabilities                              $            -
Deferred tax assets:
   Allowance for doubtful accounts                           120,000
   Net operating loss carryforward                           774,000
                                                      --------------
                                                             894,000
Valuation allowance                                         (894,000)
                                                      --------------
   Net deferred tax asset                             $            -
                                                      ==============

IQ Biometrix has recorded a full valuation allowance against its deferred tax asset since it believes it is more likely than not that such deferred tax asset will not be realized. The valuation allowance for deferred tax assets as of June 30, 2003 is approximately $894,000. The net change in the total valuation allowance for the years ended June 30, 2003 and 2002 was an increase of $588,000 and $306,000, respectively.

                               IQ BIOMETRIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - COMMITMENTS

IQ Biometrix signed an office space lease effective February 1, 2003 and expiring January 31, 2004. That rent amount is $935 per month. During the period ended June 30, 2003, rent expense was $91,808.


NOTE 11 - RELATED PARTY TRANSACTIONS

On February 11, 2003, IQ Biometrix purchased a note receivable from a private equity fund which is a shareholder of IQ Biometrix. The equity fund had a note receivable totaling $2,500,000 from a corporation which a shareholder and sole director is also a director and shareholder of IQ Biometrix. IQ Biometrix issued warrants to acquire 1,000,000 shares of common stock at $1.00 and agreed to issue 700,000 shares of IQ Biometrix common stock as consideration for the note receivable and underlying collateral. The common stock had a value of $168,000 on the date of the agreement and the warrants were valued at $10,000. IQ Biometrix recorded an asset of $10,000 related to the agreement and expensed the difference in the accompanying statement of operations.

As of June 30, 2003, the 700,000 shares of common stock have not been issued and are reflected in accrued expenses in the accompanying balance sheet. The IQ Biometrix director that is involved in the transaction agreed to return 700,000 shares of common stock out of his personal holdings if the warrants are never exercised.

The warrants vest as follows: 100,000 in July 2003; 150,000 shares per month from August 2003 through January 2004.


NOTE 12 - SUBSEQUENT EVENTS

Subsequent to June 30, 2003, IQ Biometrix issued 1,470,000 share to various consultants for services.

In September 2003, IQ Biometrix sold convertible debentures with a face value of $500,000 and warrants to acquire up to 400,000 shares of IQ Biometrix at $1.25 per share. The debentures are convertible into shares of IQ Biometrix at $.64 per share.

In September 2003, IQ Biometrix issued 80,000 shares of common stock and warrants to acquire 40,000 shares of common stock a t $1.25 per share to an individual for consulting services.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, IQ Biometrix, Inc. has duly caused this annual report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

October 14, 2003                       IQ BIOMETRIX INC.


                                             By: /s/ William Scigliano
                                               -------------------------------
                                                      William Scigliano,
                                                      Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Name                                                 Title                              Date

/S/William Scigliano                        Chief Executive Officer             October 14, 2003
--------------------
William Scigliano                           (Principal Executive Officer)

/S/ Greg. J. Micek                          Director                            October 14,  2003
--------------------------------
Greg J. Micek

/S/ Morden C. Lazarus                       Director                            October 14,  2003
---------------------
Morden C. Lazarus

                                            Director                            October 14,  2003
Eric A. McAfee

/S/Seth Horn                                Chief Financial Officer,            October 14,  2003
------------
Seth Horn                                   Treasurer & Controller
                                            (Principal Financial Officer
                                            and Principal Accounting
                                            Officer)

