Form 10QSB
period 2003-09-30
IQ BIOMETRIX INC
filed 2003-11-14
CIK 1051902

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)


[X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003


[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        For the transition period from to

                        Commission file number 000-24001


                               IQ Biometrix, Inc.
              -----------------------------------------------------

        (Exact name of small business issuer as specified in its charter)

                  Delaware                                      76-0552098
-------------------------------------------------            ----------------
(State or other jurisdiction of incorporation                 (IRS Employer
             or organization)                               Identification No.)

            39111 Paseo Parkway, Suite 304, Fremont, California 94538
                    (Address of principal executive offices)

                                 (510) 795-2900
                           (Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October, 31, 2003 the registrant had 20,971,212 shares of its common stock outstanding.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

                                TABLE OF CONTENTS

                               FORM 10-QSB REPORT

                               September 30, 2003


                                                                                  PAGE
  PART I - FINANCIAL INFORMATION

           Item     1. Interim condensed financial statements
                    (unaudited) Consolidated Balance Sheet -
                    September 30, 2003 Consolidated Statements of Operations for the three months ended September 30, 2002 and 2003
                    Consolidated Statements of Cash Flows
                    Notes to Interim Financial Statements

           Item 2. Management's Discussion and Analysis or Plan of Operation

  PART II - OTHER INFORMATION

           Item 2. Changes in Securities and Use of Proceeds

           Item 6. Exhibits and Reports on Form 8-K

  SIGNATURES



                           CONSOLIDATED BALANCE SHEET
                               September 30, 2003
                                   (Unaudited)


                                     ASSETS
CURRENT ASSETS:
   Cash                                                                                 $     533,896
   Trade accounts receivable, net of allowance for doubtful accounts of $0                     45,804
   Inventory                                                                                   12,688
   Other                                                                                       50,909
                                                                                       --------------
                         Total current assets                                                 643,297

INTANGIBLES, net                                                                               87,530

OFFICE EQUIPMENT, net                                                                           6,770
                                                                                       --------------

                         Total assets                                                   $     737,597
                                                                                        =============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Convertible debentures, net of discount                                              $     793,525
   Note payable                                                                                50,000
   Accounts payable                                                                           132,068
   Accrued expenses                                                                           456,299
                                                                                       --------------
                         Total current liabilities                                          1,431,892
                                                                                       --------------

COMMITMENTS

STOCKHOLDERS' DEFICIT:
   Preferred stock, $.01 par value; 10,000,000 shares authorized, none issued -
   Common stock, $.01 par value; 50,000,000 shares authorized; 20,892,708 shares outstanding 208,927 Additional paid-in capital 5,902,922 Accumulated deficit
   (6,806,144)
                         Total stockholders' deficit                                         (694,295)
                                                                                       --------------
                         Total liabilities and stockholders' deficit                    $     737,597
                                                                                        =============


        The accompanying notes are an integral part of these consolidated financial statements.



                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 Three Months Ended September 30, 2003 and 2002
                                   (Unaudited)


                                                                                               2003                2002
                                                                                        -------------------  ------------------

REVENUES                                                                                $          83,095    $          21,082

OPERATING EXPENSES:
   Cost of sales                                                                                    8,334                7,621
   Sales and Marketing                                                                            148,694               48,828
   General and administrative                                                                     104,500              277,292
   Research and development                                                                        88,968               25,239
   Non-cash consulting expense                                                                  1,398,852                5,000
   Depreciation and amortization                                                                    7,668                6,735
                                                                                        -----------------    -----------------
                                                                                                1,757,016              370,715
                                                                                        -----------------    -----------------
         Operating loss                                                                        (1,673,921)            (349,633)

OTHER EXPENSE:
   Interest expense, net                                                                          260,267               10,000
                                                                                        -----------------    -----------------

NET LOSS                                                                                $      (1,934,188)   $        (359,633)
                                                                                        =================    =================



BASIC AND DILUTED LOSS PER SHARE:                                                       $           (.10)    $           (.02)
                                                                                        ================     ================

BASIC AND DILUTED WEIGHTED AVERAGE SHARES:                                                     19,691,930           16,464,285
                                                                                        =================    =================

        The accompanying notes are an integral part of these consolidated financial statements.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Three Months Ended September 30, 2003 and 2002
                                   (Unaudited)

                                                                                        2003               2002
                                                                                     ------------------ ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                       $    (1,934,188)   $      (359,633)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                         7,668              6,735
      Stock issued for services                                                         1,636,514              5,000
      Stock issued for interest expense                                                         -             10,000
      Amortization of debt discount                                                       244,426                  -
   Change in assets and liabilities:
         Trade accounts receivable                                                        (39,831)                 -
         Prepaid expenses and other current assets                                        (13,027)                 -
         Inventory                                                                         (6,680)             6,000
         Accounts payable                                                                 (10,852)            82,134
         Accrued liabilities                                                              (27,815)                 -
                                                                                  ---------------    ---------------
Net cash used in operating activities                                                    (143,785)          (249,764)
                                                                                  ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of intangible asset                                                                 -                  -
   Advance to IQ Entertainment                                                                  -            (24,020)
   Note receivable                                                                         50,000                  -
                                                                                  ---------------    ---------------
Net cash used in investing activities                                                      50,000            (24,020)
                                                                                  ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Stock options exercised                                                                 30,000                  -
   Sale of convertible debentures                                                         500,000                  -
   Proceeds from note payable                                                                   -            200,000
                                                                                  ---------------    ---------------
Net cash provided by financing activities                                                 530,000            200,000
                                                                                  ---------------    ---------------

NET INCREASE (DECREASE) IN CASH                                                           436,215            (73,784)

CASH AND CASH EQUIVALENTS, beginning of period                                             97,681             92,213
                                                                                  ---------------    ---------------

CASH AND CASH EQUIVALENTS, end of period                                          $       533,896    $        18,429
                                                                                  ===============    ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Payment of interest                                                            $             -    $             -
                                                                                  ===============    ===============
   Payment of taxes                                                               $             -    $             -
                                                                                  ===============    ===============

NONCASH DISCLOSURES
   Common stock issued to pay debt                                                $             -    $        41,000
                                                                                  ===============    ===============

        The accompanying notes are an integral part of these consolidated financial statements.

                               IQ Biometrix, Inc.

                      Notes To Interim Financial Statements
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of IQ Biometrix, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in IQ Biometrix's 2003 Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for 2003 as reported in the 10-KSB, have been omitted.


NOTE 2 - CONVERTIBLE NOTES PAYABLE

In September 2003, IQ Biometrix issued 6% convertible debentures due on September 18, 2004 in the principal amount of $500,000. These debentures are convertible anytime at the option of the holder into IQ Biometrix common stock at $.64 per share. In addition, IQ Biometrix issued warrants to the holders of these debentures to purchase up to 400,000 shares of the common stock of IQ Biometrix at a per share purchase price of $1.25.

Under generally accepted accounting principles, IQ Biometrix is required to record the value of the beneficial conversion feature of these convertible debentures as a debt discount. In addition, the value of the warrants using the Black Scholes method is also recorded as a debt discount. The total debt discount recorded on the convertible debenture sales during the quarter ended September 30, 2003 was approximately $392,000. This debt discount will be amortized and charged to interest expense over the term of the respective debenture agreements. In the event the investors convert the debentures prior to their maturity, then generally accepted accounting principles require IQ Biometrix to expense the unamortized balance of the debt discount in full.

NOTE 3 - STOCK ISSUANCES

During the three months ended September 30, 2003, IQ Biometrix issued:

o 150,000 shares for an aggregate purchase price of $30,000 in connection with the exercise of an option; and

o    1,836,823  shares to advisors for services  rendered  valued at $1,636,514.
     Included  in  this  amount  are  sales  and   marketing  and  research  and
     development expenses.

NOTE 4 - SUBSEQUENT EVENTS:

In October 2003, IQ Biometrix issued 6% convertible debentures in the face amount of $200,000 due in October 2004, and convertible anytime at the option of the holder into IQ Biometrix common stock at $.64 per share. In addition, IQ Biometrix issued to the holders of these debentures, warrants to purchase up to 160,000 shares of common stock of IQ Biometrix at a per share purchase price of $1.25.

Item 2.  Management's Discussion and Analysis or Plan of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this quarterly report. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934 and are subject to the "Risk Factors" included in our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2002. Because this discussion involves risk and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

IQ Biometrix, Inc. a provider of integrated law enforcement and security software solutions, headquartered in Fremont, California, and Washington DC. We are a leading provider of FACESTM, a facial composite software product to federal, state and local law enforcement agencies, international law enforcement agencies, the U.S. military and other governmental agencies.

The FACESTM technology is a software tool that allows the user to create and re-create of billions of human faces by rapidly searching our facial image database (using our patented InterCodeTM coding system) selecting facial features and then automatically combining them to create a composite facial image. FACESTM replaces the need for a human sketch artist.

In July 2003, we launched FACESTM 4.0. Concurrently, we are pursuing contracts among government agencies, in light of the emphasis in Homeland Security, the gaming industry; local, state, and national citizen alerts associations, and original equipment manufacturers in the computer industry.

Our enterprise solutions strategy has been launched to take fullest advantage of both our intellectual property and our position in the marketplace. Our enterprise solutions strategy will seek to acquire a greater percentage of the business customer's budget for security technology-related projects, and the funds available through the Homeland Security Act.

Our sales efforts in this area will focus on those organizations that desire to fulfill their needs with affordable standard or off-the-shelf products that do not require either costly professional system integration services or training.

Results of Operations for the three months ended September 30, 2003 and 2002

Revenues increased 295% to $83,000 from $21,000 for the three months ended September 30, 2003 and 2002. 2003 revenues were derived from the sale of FACESTM
4.0 while 2002 revenues were derived from the sale of FACESTM 3.1 and FACESTM LE software. Revenues are expected to accelerate through the end of fiscal 2004, as the funds for technology investment from the Homeland Security Agency are expected to be distributed to law enforcement agencies.

Sales and marketing expense increased 202% to $149,000 from $49,000 for the three months ended September 30, 2003 and 2002 respectively. The increase in sales and marketing expenses was primarily due to increasing our sales staff from one to four in conjunction with the release of FACESTM 4.0. Of these expenses, $148,000 were paid with shares of our common stock.

General and administrative and consulting expenses increased 443% to $1,503,000 from $277,000 for the three months ended September 30, 2003 and 2002 respectively. The increase in general and administrative expenses, was due to increases in investor relations of $171,000, investment banking $297,000, legal fees $443,000, and payroll $150,000. Of these expenses, approximately $1,399,000 were paid with shares of our common stock.

Research and development expenses increased 256% to $89,000 from $25,000 for the three months ended September 30, 2003 and 2002 respectively. The increase in development cost associated with the planning of FACESTM 5.0 and developing our systems integration package. We anticipate development expenses for FACESTM 5.0 to approach $250,000 in fiscal 2004. Of these expenses, approximately $89,000 were paid with shares of our common stock.

Interest expense increased 2500% to $260,000 from $10,000 for the three months ended September 30, 2003 and 2002, which is related to the amount of issued debt of $985,000 compared to $200,000 at September 30, 2003 and 2002, respectively and the amortization of the debt discounts in 2003.

Liquidity and Capital Resources

As of September 30, 2003, we had cash and cash equivalents of approximately $534,000. Net cash used in operations was approximately $143,785 for the three months ended September 30, 2003 compared with $249,764 used in operations for the comparable 2002 period. The $106,000 improvement was primarily related to increased sales of our FACESTM software product and a reduction in the level of our accounts payable.

Net cash provided by investing activities was $50,000 for the three months ended September 30, 2003 compared with net cash used in investing activities of $24,000 in the same period in 2002. The $74,000 increase is primarily the result of the partial collection of a note receivable.

Net cash provided by financing activities increased to $530,000 for the three months ended September 30, 2003 compared with $200,000 in the same period in 2002. The $330,000 increase is primarily due to the issuance of $500,000 in convertible debentures from the September 30, 2003 private placement and $30,000 in net proceeds from sales of common stock for the exercise of options for the three months ended September 30, 2003 compared with net proceeds of $200,000 from the issuance of convertible debentures for the three months ended September 30, 2002.

As a result of the capital raised during the first and second quarters of fiscal 2004, we expect our available funds, combined with cash generated from existing operations and new customers, will be sufficient to meet our anticipated working capital needs through September 30, 2004 assuming that all of the outstanding convertible debentures are converted into our common stock. However, we can make no assurances that the debentures will be converted and to the extent that the debentures are not converted and we are unable to fund operations with increases in revenue, we may not have sufficient cash and cash flow to meet our future operating cash flow requirements.

We currently have no borrowings available to us under any credit arrangement, and we will look for additional debt and equity financing's should cash provided from operations be insufficient to support the ongoing operations of the business. Adequate funds may not be available on terms acceptable to us. If additional funds are raised through the issuance of equity securities, dilution to existing stockholders may result. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our financial position, results of operations and cash flows.

Recent Events

In September 2003, we entered into a private placement offering for 6% convertible debentures in the face amount of $500,000. In connection with this offering we issued warrants to purchase 400,000 shares of our common stock, at $1.25 per share. The warrants are exercisable beginning on the date of issuance and expire on September 19, 2005. The warrants were valued using the Black Scholes method, which resulted in a value of $199,690. This amount is being offset against the proceeds from the private placement as a cost of financing. In addition, the debentures had a beneficial conversion feature valued at $192,000 which is being offset against the proceeds from the private placement as a cost of financing. The warrant and beneficial conversion discounts are being amortized as interest expense over the term of the agreements.

In October 2003, we entered into a private placement offering for 6% convertible debentures in the face amount of $200,000. In connection with this offering we issued warrants to purchase 160,000 shares of our common stock, at $1.25 per share. The warrants are exercisable on the date of issuance and expire on the October 4, 2005. The warrants will be valued using the Black Scholes method, with the value offset against the proceeds from the private placement as a cost of financing.

In October 2003, IQ Biometrix and Defense Research Technologies, Inc. were awarded a $300,000 Department of Defense grant. The grant is for the development of an easy to use, high performance, continuous, low-cost, lightweight, and low-power micro-fluidic metabolic rate monitor for the US Army Medical Research and Materiel Command. It will potentially have extensive applications in biomedical clinical settings, security and safety applications, and counter-bio-terrorism. The terms of the grant as well as the amount of the grant to be allocated to IQ Biometrix has not yet been established.

Critical Accounting Policies

Intangible Assets

Our Intangible Assets consist primarily of purchased software code and other IP property acquired by IQ Biometrix. We recorded the cost of the software and amortize the cost over the estimated useful life of 3 years. We review the value of our intangible assets quarterly and determine its value. At September 30, 2003 we had a net carrying value for our intangible assets of $87,530.

Revenue Recognition

We adopted revenue recognition policies to comply fully with the guidance in Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Revenue consists of shipped customer orders and completed services. We have an increasing sales order backlog, however those orders are not considered revenue until the order is shipped and services are rendered.

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

PART II

Item 2.  Changes In Securities And Use Of Proceeds

Recent Sales of Unregistered Securities

IQ Biometrix established a vendor payment policy whereby it may compensate vendors in shares of its common stock in lieu of cash. In the three month period ended September 30, 2003, 367,000 shares were issued to vendors relying upon the exemption under sections 4(2) and 4(6) of the Securities Act of 1933 and which represented compensation for the period of $342,340. The vendors have taken the shares for investment.

In addition, in the three month period ended September 30, 2003, IQ Biometrix issued 1,469,828 shares of common stock to consultants for services rendered and which represented compensation for the period of $1,163,219. These shares are registered pursuant to the Company's Registration Statement on Form S-8.

In September 2003, we entered into a private placement offering pursuant to which we issued 6% convertible debentures in the aggregate face amount of $500,000 that mature on September 18, 2004 to two affiliated investment funds. Principal and interest under the debentures are convertible at any time on or prior to maturity at the option of the holder into shares of our common stock at a conversion price of $0.64 per share. In connection with this offering we issued warrants to purchase 400,000 shares of our common stock, at a per share exercise price of $1.25. The warrants are exercisable from the date of issuance and expire on September 19, 2005. These debentures and warrants were issued pursuant to the exemptions under sections 4(2) and 4(6) of the Securities Act of 1933.

On October 4, 2003, we entered into a private placement offering pursuant to which we issued 6% convertible debentures in the aggregate face amount of $200,000 that mature in October 2004 to two accredited investors. Principal and interest under the debentures are convertible at any time on or prior to maturity at the option of the holder into shares of our common stock at a conversion price of $0.64 per share. In connection with this offering we issued warrants to purchase 160,000 shares of our common stock, at a per share exercise price of $1.25. The warrants are exercisable from the date of issuance and expire on October 4, 2005. These debentures and warrants were pursuant to the exemptions under sections 4(2) and 4(6) of the Securities Act of 1933.

Item 6. Exhibits and Reports on Form 8-K


a. Exhibits:


Exhibit No.            Description
----------      ------------------------

10.36 6% Secured Promissory Note between the Company and Holder

10.37 6% Secured Promissory Note between the Company and Holder

10.38 Warrant to purchase Common Stock

10.39 Warrant to Purchase Common Stock

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


b. Reports on Form 8-K:


          None.

                                   SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    IQ Biometrix, Inc.
                                                    ----------------------------
                                                    (Registrant)

Date November 14, 2003                              /s/ William Scigliano
                                                    ----------------------------
                                                    President & CEO

Date November 14, 2003                               /s/ Seth Horn
                                                    ----------------------------
                                                    Chief Financial Officer
                                                   (Principal Financial Officer)