Form 10KSB/A
period 2003-06-30
IQ BIOMETRIX INC
filed 2004-02-06
CIK 1051902

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

               |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2003           Commission File Number 0-24001

                               IQ BIOMETRIX, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                                    Delaware
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   76-0552098
                      ------------------------------------
                      (I.R.S. Employer Identification No.)

                      39111 Paseo Padre Parkway, Suite 304
                            Fremont, California 94538
                                 (510) 795-2900
               ---------------------------------------------------
               (Address, including zip code, and telephone number,
                      including area code, of registrant's
                          principal executive offices)

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                               Title of Each Class
                          Common Stock, $.01 Par Value

Indicate by check mark whether registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 YES |X| NO |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The issuer's revenues for the fiscal year ended June 30, 2003 were $105,800.

The aggregate market value of the voting stock held by non-affiliates of the registrant on September 10, 2003 was approximately $11,992,035, based on the closing price of such stock on such date. The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of September 10, 2003 was 20,912,708.

Transitional Small Business Disclosure format (Check one): YES |_|  NO |X|

                           FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-KSB (Annual Report) contains predictions, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under "Risk Factors" and elsewhere in this Annual Report, and some of which we may not know. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue" or the negative of these terms or other comparable terminology. In addition, these forward-looking statements include, but are not limited to, statements regarding the following:

      * our belief that the FACES technology will help solve the growing need for effective crime and terrorism fighting tools as well as offering potential applications relating to other industries;

      *     our belief that the InterCode(TM) (an automatically generated ID
            Code) is a breakthrough feature that can serve as the first international standard in the transmission of facial recognition data. Each InterCode(TM) is unique with respect to a particular face, just as fingerprints are to a person;

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

      * our expectations regarding the sources from which we will finance our operations;

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

      * our expectations regarding the abilities and use in certain locations of our FACE SEARCH technology;

      * our intentions regarding the protection of our proprietary information;

      * our expectations and intentions regarding our ability to make available the finest facial recognition technology on the market;

      * our intentions regarding the continued development and refinement of our existing products, and the development and commercialization of various computer programs and products using the InterCode(TM) technology;

      *     our intentions regarding our marketing and sales efforts.

      These statements are only predictions and are subject to risks and uncertainties, including the following:

      * the difficulty of forecasting revenues due to weakness and uncertainties related to general economic conditions and overall demand within our markets and among our current and prospective customers;

      * our ability to introduce and gain customer acceptance of new products on a timely basis;

      *     the availability and timely distribution of governmental funding;

      * our ability to obtain additional debt or equity financing at all or on reasonable terms;

      * the failure to execute on our acquisition and partnering strategies and our expansion into potential new markets, which may prevent achievement of profitability in a timely manner;

      * our ability to introduce and gain customer acceptance of new products on a timely basis;

      *     the protection of our proprietary technology

      * unforeseen development delays for new products that limit our ability to generate revenues;

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

The Company is the successor to a merger involving JVWeb, Inc., a Delaware corporation ("JVWeb"), and IQ Biometrix California, Inc., a California corporation ("IQB"). JVWeb was incorporated on October 28, 1997 under the laws of the State of Delaware. JVWeb was formed for purposes of pursuing electronic commerce opportunities. Because of certain reasons (including the extreme declines in the electronic commerce markets and JVWeb's financial resources), JVWeb was largely unsuccessful in the pursuit of electronic commerce opportunities. When JVWeb was unsuccessful in pursuing its business plan, JVWeb discontinued its operation and began the active search for an appropriate merger candidate in a transaction that would likely result in a change in the control and management of JVWeb. JVWeb and IQ Biometrix were introduced by Eric McAfee, who was a shareholder of CISystems, Inc. a company whose assets were acquired by IQ Biometrix California prior to the Merger. Greg Micek was the President and Chief Executive Officer of JVWeb and Greg Micek and Lewis Ball were members of the Board of Directors of JVWeb.

IQB was formed in July 2001 for the purpose of engaging in the business of developing products for the facial composite market. The FACES(TM) technology was initially developed in the mid-1990's by Montreal-based entrepreneur Pierre Cote, the founder of InterQuest Inc. ("InterQuest"). Cote is currently a significant shareholder of ours. Investing more than US $4 million from institutional and individual investors, InterQuest completed the product development of the FACES technology, resulting in two patents applications and a proprietary library of facial images built by taking studio photos of more than 4,000 people. In 1998, InterQuest launched FACES(TM) version 1.0, a desktop software product that was eventually distributed to more than 150,000 licensees worldwide, including approximately 5,000 police departments. In early 2000, Pierre Cote and several other management members left InterQuest due to a disagreement with InterQuest's largest shareholder about the timing of a public offering by the company and other issues, and InterQuest subsequently filed for bankruptcy in October 2000. In August 2001, another Canadian company acquired the FACES technology out of the bankruptcy proceedings on a deferred payment basis. When this acquiror was unable to raise funds to make the deferred payments, it defaulted and filed for bankruptcy in September 2001. We believe that this acquiror never commenced the exploitation of the FACES technology in any meaningful manner. IQB was co-founded by Pierre Cote and other former InterQuest management and shareholders.

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

In consideration for the Merger, the former shareholders of IQB received an aggregate of 12,854,231 shares of JVWeb Common Stock (after taking into account certain post-closing adjustments) valued at $22,109,277, constituting approximately 85.51% of the Common Stock outstanding immediately after the Merger. JVWeb also assumed IQB's obligations under its stock plan, thus obligating itself to issue up to 1,738,160 additional shares of common stock pursuant to options or stock grants issued pursuant to the assumed plan (after taking into account certain post-closing adjustments). In connection with the Merger, the Company acquired for $110,000 on March 27, 2002, ownership from the secured lender of all of the right, title and interest to the FACES(TM) business, the FACES(TM) software, two pending patent applications, trademarks, the FACES(TM) library, FACES(TM) inventory and other items.

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

                                  RISK FACTORS

THE SECURITIES COVERED BY THIS PROSPECTUS INVOLVE A HIGH DEGREE OF RISK. ACCORDINGLY, THEY SHOULD BE CONSIDERED EXTREMELY SPECULATIVE. YOU SHOULD READ THE ENTIRE PROSPECTUS AND CAREFULLY CONSIDER, AMONG THE OTHER FACTORS AND FINANCIAL DATA DESCRIBED HEREIN, THE FOLLOWING RISK FACTORS:

                     Risks Related to Our Financial Results

WE CURRENTLY LACK LIQUIDITY AND WE WILL NEED TO RAISE ADDITIONAL EQUITY OR DEBT FINANCING TO FUND OUR OPERATIONS.

To date, we have had no meaningful revenues and there is a "Going Concern" reservation in our auditor's opinion for the year ended June 30, 2003. We have heretofore financed our business through the procurement of capital investments. At September 30, 2003, we had cash, cash equivalents and short-term investments of $534,000; our accounts payable were approximately $132,000; and we had accrued expenses of $456,000. In September and October 2003 we raised an additional $700,000 through the issuance of convertible debentures, which mature in 2004. In order to address our immediate liquidity issues, we are seeking additional debt or equity financing. We currently do not have any credit arrangements. We may not be able to obtain additional debt or equity financing. If successful in raising additional financing, we may not be able to do so on terms that are not excessively dilutive to existing stockholders or less costly than existing sources of financing. Failure to secure additional financing in a timely manner and on favorable terms in the future could have a material adverse impact on our financial performance and stock price and require us to implement certain cost reduction initiatives and curtail our operations.

In addition, any financing arrangement may have potentially adverse effects on us or our stockholders. Debt financing (if available and undertaken) may involve restrictions limiting our operating flexibility. Moreover, if we issue equity securities to raise additional funds, the following results may occur:

      * The percentage ownership of our existing stockholders will be reduced;
      * Our stockholders may experience additional dilution in net book value per share;
      * The new equity securities may have rights, preferences or privileges senior to those of the holders of our common stock.

We are seeking to increase our revenues by increasing sales of our existing products through the expansion of our marketing program and our sales force. We are also exploring the development of new products that are synergistic to our existing business and actively seeking out acquisition and partnering prospects that would complement our existing product offerings, augment our market coverage, or enhance our technological capabilities. There can be no assurance that we will be successful in increasing sales of our existing products, developing or locating new products, or consummating any acquisitions or partnering transactions. Even if we were able to develop or acquire new products, there can be no assurance that sales of these new products would result in increased revenues, in which case our business, results of operations and financial condition would be materially and adversely affected.

OUR LIMITED OPERATING HISTORY MAKES AN EVALUATION OF US AND OUR FUTURE EXTREMELY DIFFICULT.

We have only recently begun selling our FACES(TM) 4.0 product, and we have generated very limited revenues from its sale. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS" and "BUSINESS." Because we have only recently begun to generate revenues, we are unable to accurately forecast what the level of our revenues will be, and we have limited meaningful historical financial data upon which to plan future operating expenses. Given our extremely limited revenues to date and our current limited cash resources, if our revenues in any period are lower than we project, our business, results of operations and financial condition would be materially and adversely affected. In addition, our ability to forecast accurately our quarterly revenue and expenses is limited due to a number of factors, including:

      * The fact that we currently derive substantially all of our revenues from sales of our FACES (TM) software product and our expectation that we will continue to derive substantially all of our revenues from this product for the foreseeable future;

      *     The market's limited acceptance of our product to date;

      *     Our ability to develop and increase our customer base;

      *     Our need to expand our distribution capability;

      * Our ability to implement and successfully execute our sales and marketing strategy;

      * Our need to introduce new products and services to respond to technological and competitive developments and customer needs;

      *     Our ability to manage the growth we are seeking to realize;

      *     Our ability to respond to competitive developments;

      *     Our dependence on our current executive officers and key employees;

      * Our ability to provide superior customer service and order fulfillment.

There can be no assurance that we can successfully address some or all of these risks but our failure to do so could materially and adversely affect our business, prospects, financial condition and results of operations.

WE HAVE A HISTORY OF LOSSES AND DO NOT KNOW WHEN WE MAY BECOME PROFITABLE OR IF WE DO BECOME PROFITABLE WHETHER WE CAN SUSTAIN PROFITABILITY.

We have incurred net losses of $6,806,144 since inception. As of September 30, 2003, we had an accumulated deficit of $6,806,144 million and we expect to continue to incur net losses for the foreseeable future. We also expect to incur significant product development, sales and marketing and general and administrative expenses. As a result, we will need to generate increased revenues to achieve profitability and we may not be able to generate sufficient revenues to achieve profitability. To increase our revenues, we must increase sales of our existing products and introduce new products that we have either developed internally or acquired through other arrangements. While we believe we can grow our revenues from our existing product through internal actions, the rate of growth will most likely not allow us to achieve our breakeven quarterly revenue level in a timely manner. Therefore, we continue to evaluate business combinations and partnering arrangements in our core business areas that would improve our market share position, increase our revenue, improve on our net loss position and accelerate our ability to reach profitability. While we are seeking acquisitions that we believe would improve our financial results, a completed acquisition may not provide the anticipated financial results, thus leading to continuing net losses. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. We are seeking to increase our revenues by increasing the sales of our existing products through the expansion of our marketing program and our sales force. We are also exploring the development of new products that are synergistic to our existing business and actively seeking out acquisition and partnering prospects that would complement our existing product offerings, augment our market coverage, or enhance our technological capabilities. There can be no assurance that we will be successful in increasing sales of our existing products or in developing or locating new products. Even if we were able to develop or acquire new products, there can be no assurance that sales of these new products would result in increased revenues, in which case our business, results of operations and financial condition would be materially and adversely affected.

FLUCTUATIONS IN OUR BUSINESS AND OPERATING RESULTS MAY MATERIALLY AND ADVERSELY AFFECT THE TRADING PRICE OF OUR COMMON STOCK.

We expect that our operating results will fluctuate in the future due to a number of factors many of which are outside of our control. These factors include the following:

      * Customer concentration; most of our current and prospective customers are local, state and federal law enforcement agencies, many of which are experiencing their worst budget crisis in years;

      *     Budgetary cycles of governmental agencies;

      *     Overall demand for our products;

      *     Our ability to attract new customers at a steady rate;

      * The rate at which we or our competitors introduce new products, the rate at which these products acquire market acceptance, and the cost required to develop these products;

      * Technical defects in our products that could delay product shipments or increase the costs of introducing new products;

      *     Changes in the pricing of our products or those of our competitors;

      * The amount and timing of capital expenditures and other costs relating to the expansion of our operations;

      * Costs relating to our marketing programs and our business in general;

      *     General economic conditions.

Any of the foregoing factors may cause our operating expenses to be disproportionately high or cause our revenue and operating results to fluctuate causing our business, financial condition and operating results to be adversely affected. In addition, to respond to changes in our competitive environment, we may occasionally make certain decisions from which we may benefit in the long run. However, in the short run, such decisions could materially and adversely affect our quarterly results of operations and financial condition. Due to all of the foregoing factors, in some future quarter our operating results may fall below our expectations and those of our stockholders. In such event, the trading price of our common stock could be materially adversely affected. Further, we believe that period-to-period comparisons of our financial results may not be very meaningful. Accordingly, you should not conclude that such comparisons indicate future performance.



                         Risks Related to Our Business

OUR BUSINESS WILL NOT GROW UNLESS THE MARKET FOR BIOMETRIC SOLUTIONS EXPANDS BOTH DOMESTICALLY AND INTERNATIONALLY.

Our revenues are derived from the sale of biometric products. Biometric solutions have not gained widespread commercial acceptance. We cannot accurately predict the future growth rate, if any, or the ultimate size of the biometric technology market. The expansion of the market for our products and services depends on a number of factors including without limitation:

      o the cost, performance and reliability of our products and services and the products and services of competitors;

      o customers' perception of the perceived benefit of biometric solutions;

      o public perceptions of the intrusiveness of these solutions and the manner in which firms are using the information collected;

      o public perceptions regarding the confidentiality of private information;

      o     proposed or enacted legislation related to privacy of information;

      o     customers' satisfaction with our products and services; and

      o marketing efforts and publicity regarding these products and services.

IF WE FAIL TO GENERATE REPEAT OR EXPANDED BUSINESS FROM OUR CURRENT AND PROSPECTIVE CUSTOMERS, OUR BUSINESS WILL BE SERIOUSLY HARMED.

We believe that our success will depend on the continued growth of our customer base as well as the sale of new and enhanced products to our existing customers. Over 150,000 licenses to pre-4.0 versions of our FACES(TM) product have been distributed to law enforcement agencies in the United States and we expect to focus a large part of our sales and marketing efforts with respect to our new products on these existing customers. If we are to be successful in generating sales from our existing customers, we will need to convince them that our new products provide them with additional benefits. In addition, our ability to attract new customers will depend on a variety of factors, including the reliability and cost-effectiveness of our products and our ability to effectively market our products. If we fail to generate repeat and expanded business from our current and prospective customers, our operating results will be seriously harmed.

IF WE FAIL TO PROMOTE OUR BRAND NAME SUCCESSFULLY OR IF WE INCUR SIGNIFICANT EXPENSES PROMOTING AND MAINTAINING OUR BRAND NAME, OUR BUSINESS COULD BE HARMED.

Due in part to the emerging nature of the market for our products and the substantial resources available to some of our competitors, there may be a limited time opportunity for us to achieve and maintain a significant market share. Developing and maintaining awareness of our brand name is critical to achieving widespread acceptance of our products. Furthermore, we believe that the importance of brand recognition will increase as competition in the market for products such as ours increases. Successfully promoting and positioning our brand will depend largely on the effectiveness of our marketing efforts. To attract and retain customers and to promote and maintain our brands in response to competitive pressures, we may need to increase our marketing budget or otherwise to increase substantially our financial commitment to creating and maintaining brand loyalty among vendors and consumers. If we are unable for financial reasons to increase our sales and marketing budget or if we are unable to successfully promote our brand, our business will suffer.

OUR REVENUES ARE DEPENDENT UPON THE AVAILABILITY AND TIMELY DISTRIBUTION OF GOVERNMENTAL FUNDING.

Many of our prospective customers are local, state and federal law enforcement and other governmental and quasi-governmental agencies. The ability of these prospective customers to purchase our products are heavily dependent on the availability or continued availability of federal, state or local government funds or grants and general tax funding, including funding by the Office of Homeland Security. Such funding may not be approved or, if approved, it may not be available for the purchase of our products or solutions, and even if such funding is approved and available, such funds may be subject to termination at any time at the sole discretion of the government body providing or receiving such funds.

RAPID TECHNOLOGICAL CHANGE IN OUR MARKET COULD CAUSE OUR PRODUCTS TO BECOME OBSOLETE OR REQUIRE US TO REDESIGN OUR PRODUCTS.

We expect that our market will be characterized by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changing customer demands and evolving industry standards, any of which can render existing products obsolete. We believe that our future success will depend in large part on our ability to develop new and effective products in a timely manner and on a cost effective basis. As a result of the complexities inherent in our product, major new products and product enhancements can require long development and testing periods, which may result in significant delays in the general availability of new releases or significant problems in the implementation of new releases. In addition, if we or our competitors announce or introduce new products our current or prospective customers may defer or cancel purchases of our products, which could materially adversely affect our business, operating results and financial condition. Our failure to develop successfully, on a timely and cost effective basis, new products or new product enhancements that respond to technological change, evolving industry standards or customer requirements would have a material adverse affect on our business, operating results and financial condition.

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

FAILURE TO EXPAND OUR SALES AND DISTRIBUTION CHANNELS AND MANAGE OUR SALES AND DISTRIBUTION RELATIONSHIPS COULD SIGNIFICANTLY REDUCE OUR REVENUES.

We sell our products through a network of distributors and resellers. Our success will depend on our ability to manage relationships with our existing network of distributors and resellers and to expand our network of resellers and distributors. The sale of our products by our distributors and resellers depends on the effectiveness of their selling efforts and their ability to meet their own responsibilities under agreements with customers in a timely manner. At times, our distributors and resellers may also offer products of our competitors and our agreements with them have no minimum purchase commitments. We cannot assure you that we will be able to expand our distribution channels, manage our distribution relationships successfully or that our distributors and resellers will market and sell our products effectively. Our failure to manage successfully our distribution relationships or the failure of our distributors and resellers to sell our products could reduce our revenues and have a material adverse effect on business, results of operations and financial conditions.

OUR FINANCIAL PERFORMANCE MAY BE ADVERSELY AFFECTED BY COMPETITION.

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

IF THE USE OF OUR PRODUCTS IS DEEMED TO BE AN INVASION OF PERSONAL PRIVACY RIGHTS OUR BUSINESS MAY SUFFER.

From time to time, biometric products such as ours have been the focus of organizations and individuals seeking to curtail or eliminate the use of these technologies on the grounds that these technologies may be used to diminish personal privacy rights. In the event that such initiatives result in restrictive legislation, the market for products such as ours may be adversely affected.

IF WE GROW OUR BUSINESS AS PLANNED, WE MAY NOT BE ABLE TO MANAGE PROPERLY OUR GROWTH, WHICH MAY IMPEDE OUR ABILITY TO ACHIEVE PROFITABILITY.

If we are successful in growing our business as we plan, our operations may expand rapidly and significantly. Any rapid growth could put a significant strain on our management, operational and financial resources. In order to manage the growth of our operations, we will be required to expand existing operations, to implement new operational, financial and inventory systems, procedures and controls, including improvement of our financial and other internal management systems, and to hire, train, manage and expand our employee base. If we are unable to manage growth effectively, our business, results of operations and financial condition will be materially adversely affected. In addition, if we are successful in growing our business as we plan, we expect operating expenses to increase, and as a result, we will need to generate increased revenue to achieve and maintain profitability. In particular, as we grow our business, we would incur additional costs and expenses related to:

      *     The expansion of our sales force and distribution channels;

      *     The expansion of our product and services offerings;

      *     Development of relationships with strategic business partners;

      *     The expansion of management and infrastructure;

      *     Brand development, marketing and other promotional activities.

Costs associated with these activities could delay our ability to achieve or maintain profitability.

OUR ACQUISITION STRATEGY MAY BE UNSUCCESSFUL, WHICH MAY HARM OUR ABILITY TO GROW REVENUES.

We believe that our future success depends on our ability to introduce and market new products and services that we have either developed internally or acquired through strategic combinations or partnering relationships. We intend to actively seek out acquisition and partnering prospects that would complement our existing product offerings, augment our market coverage, or enhance our technological capabilities. This strategy is subject to inherent risks associated with the potential integration of additional operations, the extent of management time and attention required, and related costs and expenses associated with the execution of this strategy.

WE WILL FACE TECHNICAL, OPERATIONAL AND STRATEGIC CHALLENGES THAT MAY PREVENT US FROM SUCCESSFULLY INTEGRATING BUSINESSES WE MAY ACQUIRE IN THE FUTURE.

Execution of our acquisition and partnering strategy could result in a number of financial consequences, including without limitation:

      *     Use of cash resources that would reduce our financial reserves;

      * Issuance of stock that would dilute our current stockholders' percentage ownership;

      *     Incurrence of debt;

      *     Assumption of liabilities;

      *     Increased operational and administrative complexity of our business;

      * Higher fixed expenses, which require a higher level of revenues to maintain gross margins; and

      * Incurrence of expenses related to in-process research and development and the possible impairment of goodwill and other intangible assets, which could result in large one-time write-offs.

Furthermore, acquisitions involve numerous operational risks, including:

      * Problems related to the integration and management of acquired technology, products, operations, information systems and personnel of the acquired company;

      * Problems completing product development programs of the acquired company and consolidating research and development efforts;

      *     Unanticipated costs or liabilities;

      *     Diversion of management's attention from our core business;

      * Diversion of resources from our existing business, products or technologies;

      * Adverse effects on existing business relationships with suppliers and customers;

      * Risks associated with entering markets in which we have no or limited prior experience; and

      * Potential loss of key employees, particularly those of the acquired organizations.

The integration of businesses that we may acquire could be a complex, time consuming and expensive process. We must operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices to be successful. We cannot guarantee that any future acquisitions will result in sufficient revenues or earnings to recover our investment in, or expenses related to, these acquisitions or that any synergies will develop. If we are not successful in integrating acquired businesses or if expected earnings or synergies do not materialize, we could be forced to attempt to resell or cease operations of acquired businesses. In either event, we would likely incur significant expenses as well as non-cash charges to write-off acquired assets, which could seriously harm our financial condition and operating results.

                    Risks Related to Developing Our Products

SUBSTANTIALLY ALL OF THE SOFTWARE DEVELOPMENT FOR OUR FACES(TM) 4.0 PRODUCT WAS OUTSOURCED TO A THIRD PARTY. IF WE CONTINUE TO USE THIRD PARTY DEVELOPERS FOR FUTURE PRODUCT RELEASES WE MAY IN THE FUTURE BE SUBJECT TO DELAYS IN PRODUCT RELEASES, ENHANCEMENTS AND UPGRADES AS WELL AS QUALITY CONTROL ISSUES.

We outsourced the development of our FACES(TM) 4.0 software to Entreprise Cogniscience, Inc. an independent software developer. Although, FACES(TM) 4.0 was commercially released in 2003, we have discovered and we may continue to discover errors and defects in FACES(TM) 4.0. The fact that we do not directly control the development of our product subjects us to the risk that we may experience delays in issuing error corrections or enhancements to our most recent release. Recently, Entreprise Cogniscience was acquired by a third party. While, the agreement between us and Entreprise Cogniscience is binding upon any successor-in-interest to Entreprise Cogniscience, we cannot guarantee that the acquiror will devote as many resources to fulfilling the agreement as Entreprise Cogniscience did before the acquisition or that the quality of their work will meet our specifications. If the successor-in-interest fails to devote as many resources to our product or if the quality of their work does not meet our specification, it could lead to delays in releasing any error corrections or bug fixes. In addition, if we continue to use Entreprise Cogniscience or another independent software developer to develop future releases or products, we may experience delays in future product releases, enhancements and upgrades, as well as difficulties in maintaining quality control which may lead to higher than expected error and defect rates, all of which could have an adverse effect on our business, results of operations and financial condition.

WE DEPEND ON THIRD-PARTY TECHNOLOGY FOR THE DEVELOPMENT OF OUR SOFTWARE. IF WE WERE TO TERMINATE OUR RELATIONSHIP WITH SUCH THIRD PARTY PROVIDER, WE COULD EXPERIENCE DELAYS IN FUTURE PRODUCT RELEASES AND IMPROVEMENTS.

Entreprise Cogniscience, the third party software developer that assisted us in the development of FACES(TM) 4.0, used a proprietary environment based on LISP to develop our software. If we were to bring our software development in-house or if our relationship with Entreprise Cogniscience were otherwise to terminate, we would need to port our source code to a new development environment, which may cause us to experience delays in future product releases, enhancements and upgrades, as well as higher than expected error and defect rates, all of which could have an adverse effect on our business, results of operations and financial condition.

OUR SOFTWARE PRODUCTS ARE COMPLEX AND MAY CONTAIN UNKNOWN DEFECTS THAT COULD RESULT IN NUMEROUS ADVERSE CONSEQUENCES.

Complex software products such as ours often contain latent errors or defects, particularly when first introduced, when new versions or enhancements are released and when configured for a specific customer. We currently have experienced errors and defects in our most recent release. However, there can be no assurance that despite testing, defects and errors will not be found in current versions, new versions or enhancements of our products after commencement of commercial shipments, any of which could result in damage to our reputation, the loss of sales, a diversion of our product development resources, or a delay in market acceptance, and thereby materially adversely affecting our business, operating results and financial condition. The computer hardware environment is characterized by a wide variety of non-standard configurations that make prerelease testing for programming or compatibility errors very difficult and time consuming. Despite our testing, errors may still be discovered in some new products or enhancements after the products or enhancements are delivered to customers. Furthermore, there can be no assurance that our products will meet all of the expectations and demands of our customers. The failure of our products to perform to customer expectations could give rise to warranty claims. Any of these claims, even if not meritorious, could result in costly litigation or divert management's attention and resources. We do not currently maintain any general liability insurance. Any general liability insurance that we may carry could be insufficient to protect us from all liability that may be imposed under any asserted claims. Although through our license agreements with customers we try to include provisions designed to limit our exposure to potential claims, such limitation of liability provisions may not be effective as a result of existing or future laws or unfavorable judicial decisions.

WE OUTSOURCED THE PACKAGING OF OUR FACES(TM) 4.0 PRODUCT TO A SINGLE THIRD PARTY CONTRACTOR. IF WE CONTINUE TO USE THIRD PARTIES FOR THE PACKAGING OF OUR PRODUCTS, WE MAY EXPERIENCE IN THE FUTURE DELAYS OR DISRUPTIONS IN THE DISTRIBUTION OF OUR PRODUCTS OR QUALITY CONTROL ISSUES.

We outsource the packaging of our products to a third party contractor. Packaging consists of transferring our software onto compact discs, quality control testing and packaging the CDs and manuals. Although to date, we have not experienced any packaging delays or quality control issues, if we continue to use a third party contractor to package our products, we may experience delays, disruptions or quality control problems, which could result in delays in shipments of our products to our customers, which would negatively affect our revenues, competitive position and reputation.

                   Risks Related to Our Intellectual Property

OUR SUCCESS DEPENDS ON OUR ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY.

Our future success depends upon our proprietary technology. We are protecting our proprietary information through the use of patent, copyright, trademark, trade secret laws, confidentiality procedures and contractual provisions. Notwithstanding our efforts to protect our proprietary technology, policing unauthorized use or copying of our proprietary information is difficult, unauthorized use or copying occurs from time to time, and litigation to enforce intellectual property rights could result in significant costs and diversion of resources. Any patents we obtain in the future may be circumvented, challenged, invalidated or designed around by other companies. Despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property. Moreover, the laws of some foreign jurisdictions do not afford the same degree of protection to our proprietary rights as do the laws of the United States, and effective trademark, copyright, and trade secret protection may not be available in every country in which our products are distributed. Furthermore, our competitors may independently develop similar technology that substantially limits the value of our intellectual property. Our inability to protect adequately our intellectual property for these or other reasons could materially and adversely affect our business, financial condition and operating results.

In addition, third parties may at some point claim certain aspects of our business infringe their intellectual property rights. While we are not currently subject to nor are aware of any such claim, any future claim (with or without merit) could result in one or more of the following:

      *     Significant litigation costs;

      *     Diversion of resources, including the attention of management;

      *     Our agreement to pay certain royalty and/or licensing fees; and

      * Cessation of our rights to use, market, or distribute such technology.

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

                    Risks Related to Our Corporate Governance

OUR AUTHORIZED PREFERRED STOCK EXPOSES STOCKHOLDERS TO CERTAIN RISKS.

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, par value $.01 per share. No shares of preferred stock have been issued to date. The authorized preferred stock constitutes what is commonly referred to as "blank check" preferred stock. This type of preferred stock allows the Board of Directors to divide the preferred stock into series, to designate each series, to fix and determine separately for each series any one or more relative rights and preferences and to issue shares of any series without further stockholder approval. Preferred stock authorized in series allows our Board of Directors to hinder or discourage an attempt to gain control of the Company by a merger, tender offer at a control premium price, proxy contest or otherwise. Consequently, the preferred stock could entrench our management. In addition, the market price of our common stock could be materially and adversely affected by the existence of the preferred stock.

OUR COMMON STOCK HAS A LIMITED AND VOLATILE TRADING HISTORY.

Our common stock trades in the United States on the Over-the-Counter Electronic Bulletin Board (OTCBB). The number of shares traded daily has been extremely limited and the prices at which our common stock has traded have fluctuated fairly widely. See "PRICE RANGE OF COMMON STOCK." There can be no assurance as to the prices at which our common stock will trade in the future, although they may continue to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the following:

      *     The depth and liquidity of the markets for our common stock;

      *     Investor perception of us and the industry in which we operate;

      *     General economic and market conditions; and

      * The effect that of any of the events highlighted in these Risk Factors may have on our business should they occur.

WE HAVE THE ABILITY AND THE OBLIGATION TO ISSUE ADDITIONAL SHARES OF COMMON STOCK IN THE FUTURE, AND SUCH FUTURE ISSUANCE MAY MATERIALLY ADVERSELY AFFECT STOCKHOLDERS.

We have various abilities and obligations to issue additional shares of common stock in the future. These abilities and obligations include the following:

      * Approximately 300,000 registered shares of our common stock are available for issuance to outside consultants to compensate them for services provided;

      * Options to purchase approximately 250,000 shares of our common stock were outstanding as of October 31, 2003;

      * Warrants to purchase approximately 450,000 shares of common stock were outstanding as of October 31, 2003 and shares underlying these warrants are being registered as part of this registration statement;

      * Debentures, convertible into 4,600,000 shares of common stock had been issued as of October 31, 2003 and the shares of common stock into which such debentures are convertible are being registered as part of this registration statement

The options and warrants described above permit the holders to purchase shares of common stock at specified prices. These purchase prices may be less than the then current market price of our common stock. Any shares of common stock issued pursuant to these options or warrants (or the convertible debentures described above) would further dilute the percentage ownership of existing stockholders. The terms on which we could obtain additional capital during the life of these options, warrants or convertible debentures may be adversely affected because of such potential dilution. Finally, we may issue additional shares in the future other than as listed above. There are no preemptive rights in connection with our common stock. Thus, the percentage ownership of existing stockholders may be diluted if we issue additional shares in the future. For issuances of shares and grants of options to consultants, our Board of Directors will determine the timing and size of the issuances and grants, and the consideration or services required thereof. Our Board of Directors intends to use its reasonable business judgment to fulfill its fiduciary obligations to our then existing stockholders in connection with any such issuance or grant. Nonetheless, future issuances of additional shares could cause immediate and substantial dilution to the net tangible book value of shares of common stock issued and outstanding immediately before such transaction. Any future decrease in the net tangible book value of such issued and outstanding shares could materially and adversely affect the market value of the shares.

SALES OF OUR COMMON STOCK, INCLUDING THOSE SHARES COVERED BY THIS PROSPECTUS (WHICH UPON EFFECTIVENESS OF THIS REGISTRATION STATEMENT MAY BE SOLD AT ANY PRICE AND AT ANY TIME), COULD REDUCE THE PRICE OF OUR COMMON STOCK.

After the registration statement has become effective, the holders of the shares covered by this prospectus may sell the shares registered pursuant to this registration statement at any price and at any time determined by them without limitation. The price of our common stock may be adversely affected upon the sale of the shares registered hereby.

THE TRADING PRICE OF OUR COMMON STOCK ENTAILS ADDITIONAL REGULATORY REQUIREMENTS, WHICH MAY NEGATIVELY AFFECT SUCH TRADING PRICE.

The trading price of our common stock is currently below $5.00 per share. As a result of this price level, trading in our common stock is subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934. These rules require additional disclosure by broker dealers in connection with any trades generally involving any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such rules require the delivery, before any "penny stock" transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must determine the suitability of the penny stock for the purchaser and receive the purchaser's written consent to the transaction before sale. The additional burdens imposed upon broker dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock affected. As a consequence, the market liquidity of our common stock could be severely limited by these regulatory requirements.

STOCKHOLDERS HAVE NO GUARANTEE OF DIVIDENDS.

The holders of our common stock are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available therefore. To date, we have not declared nor paid any cash dividends. The Board of Directors does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in our business operations.

FOR ALL OF THE AFORESAID REASONS AND OTHERS SET FORTH HEREIN, THE SHARES COVERED BY THIS PROSPECTUS INVOLVE A HIGH DEGREE OF RISK. YOU SHOULD BE AWARE OF THESE AND OTHER FACTORS SET FORTH IN THIS PROSPECTUS.

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

                                THE IQB SOLUTION

In connection with the Merger, the Company acquired the FACES(TM) composite technology. Management believes that this technology will help solve the growing need for effective crime and terrorism fighting tools as well as offering potential applications relating to other industries. The FACES technology allows the easy creation and re-creation of billions of human faces through an exhaustive database of facial features, the distribution of these composite facial images, and the rapid search of facial image databases based upon proprietary biometric algorithm processes. The FACES software not only creates composite pictures with remarkable ease and speed, but also automatically converts the composite into unique InterCodes(TM).

The InterCode(TM) algorithm is the digital imprint of the face, as represented by the unique combination of facial features from our proprietary library. Every InterCode(TM) is unique with respect to a particular face, just as fingerprints or DNA are to a particular person. Because of the digital character of the InterCode(TM) and the small size of the code itself (less than 250 characters in length), the InterCode(TM) can be transferred anywhere in the world via any telecommunications network (phone, fax, Internet) and can instantaneously reproduce high quality facial composites in the receiving location using the FACES software. The FACES technology can help law enforcement to identify and capture terrorists and criminals quickly, by assisting in determining a person's identity based upon facial features.

The FACES solution is based upon technology covered by two pending patent applications, the InterCode(TM) and our proprietary library:

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

* FACES/TRAK Solution: By integrating the FACES software with the TRAK software solution from SocialTech, a privately held company, (used by 1400 police departments in the U.S. to notify local authorities of missing persons or suspects in a crime), the FACES/TRAK solution enables police departments to place a composite image in the one-page TRAK notification. This notification is then faxed, emailed or posted for local authorities as a rapid and effective method of notifying law enforcement of a suspect's facial appearance, name and criminal history. Without the FACES component or a photo image from a video camera or other source, the TRAK solution often is restricted to a general description of the suspect, e.g. white male, 6' tall, brown hair. This description is believed to be much less effective in identifying suspects than the FACES composite image. Funding by the state of New Jersey and federal sources, the FACES/TRAK Solution is being installed in all 600 police departments in New Jersey, with statewide deployments in negotiation for Ohio, Texas, Florida and other states.

* FACES Search: By applying the InterCode(TM) to databases of mug shots such as the iMug database of more than 3 million images, FACES Search enables the quick sorting of facial images based upon their similarity to the FACES composite image. This technology replaces the current method of facial search at police departments in which the victim or witness looks through binders of mug shot photos in search of the suspect.

The FACES Search system is being integrated with the FACES/TRAK solution for deployment on a monthly recurring license basis in the 1,400 existing TRAK police departments, as well as in current FACES licensee departments.

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

                                    STRATEGY

Our goal is to become a leader in the field of facial composite software. We plan to strive for this goal through the following key strategies:

      * Maintain the FACES technology as the industry leader: One of our strategies is to posture the FACES software as a state-of-the-art, easy to use, efficient product. Management believes that the FACES software represents a significant leap forward in simplicity of design and usability, revolutionizing the criminal identification and capture process. It can assist anti-terrorism, law enforcement, security and public safety personnel to identify terrorists and criminals, and to solve crimes, both by its standardized coding system of all facial elements and by its ability to exchange information more quickly and efficiently between agencies in comparison to the previous form of graphical exchange

      * Build strong brand recognition: Our strategy is to develop, promote, advertise and increase the brand equity and visibility of the FACES software, FACES/TRAK, FACES Search, and its other products and services through excellent product and service offerings, and a variety of marketing and promotional techniques using a variety of media and conducting an ongoing public relations campaign. To help build strong brand recognition and lay the foundation for sales of enhanced products developed in the future, 150,000 copies of the FACES CD-ROM were donated to police departments across North America in 1998 and 1999. This undertaking resulted in endorsements from a number of major law enforcement organizations, and management believes that the FACES products was well received by the recipients of these copies.

      * Development of new products: We intend to seek to continue to develop and refine its existing products, and to develop and commercialize various computer programs and products using the technology and our facial image library. Our research and development strategy is to leverage this technology at all levels of development in order to translate it into a high-contribution, recurrent revenue stream. We do not expect to require a significant amount of additional development expenses to pursue this strategy. We commenced the market rollout of FACES Version 4.0 (the latest version of the software) in July of 2003. In addition, we are extending the FACES technology to produce a facial recognition software application using the InterCode(TM) technology to verify and authenticate identities for security purposes. This software, called FACE SEARCH, is discussed in greater detail herein. We also plan on developing additional applications for the FACES technology in a number of specific markets.

      *     Position the InterCode(TM) technology as an international standard:
            Our strategy includes the ultimate goal of positioning the InterCode(TM) technology as an international standard for law enforcement that will unite the public and law enforcement agencies in a common and interactive action against crime. In a global environment, the adoption of a common system on a worldwide basis would enhance information sharing and therefore would contribute to facilitating crime prevention and solving. InterCode(TM), the unique morphological coding of the FACES software, has made setting an industry standard possible for the first time. Our software is being developed with a view to setting a standard throughout the world for the production of realistic facial images on a uniform platform, and management believes that the InterCode(TM) could serve as the first international standard in the transmission of facial recognition data.

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

      * Expand sales and distribution channels: We intend to address a broader market for its products by seeking to increase the number of distributors of its products as well continuing it direct selling efforts. Distributors will be chosen carefully, with regard to vertical and geographic focus, as we diligently work with each distributor to generate sales. In addition, we believe that international markets represent a significant market for its products and services, and we have established an early marketing, sales and support presence in selected international markets, including targeted European and Asian countries, to enhance our long-term competitive advantage in these regions. When appropriate, we will implement localized versions of its software.

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

A key element of the FACES software is the Biometric Alphanumeric Code (InterCode(TM)), a system whereby each composite picture generates a unique alphanumeric code. The InterCode(TM) is a digital imprint of the face. Every InterCode(TM) is as unique with respect to a particular face just as fingerprints or DNA are to a particular person. The greatest advantage of this technical feature is that it allows users to send perfect quality composites across the world in just a few seconds. InterCode(TM) can be sent via any telecommunications network (phone, fax, Internet). Once the code is typed into the Enter InterCode(TM) dialog box, the corresponding composite picture is automatically generated on the user's screen. Not only does the InterCode(TM) make the electronic transmission of graphic data unnecessary, but it also resolves network and device compatibility problems since the only tool required to exchange composites is the FACES software. The transfer of coded data through the Internet can be done in a fraction of a second while the transmission of conventional images is usually quite lengthy, complicated and unreliable.

The FACES product helps law enforcement to identify and capture criminals quickly and efficiently. This product transforms the identification process into a quick, two step procedure that can be performed by anyone with access to a computer using the FACES software. Originally designed for the law enforcement community, the InterCode(TM) specialized coding technology could result in dozens of secondary applications. In addition, the unique morphological coding of the FACES database has created for the first time the possibility of an industry standard for comparing facial images from law enforcement agencies, private security and businesses at risk throughout the world.

               PRODUCT DEVELOPMENT, MANUFACTURING AND FULFILLMENT

To date, our products have been developed primarily through the use of outside contractors. On May 31, 2002, we entered into an agreement with Entreprises Cogniscience, Inc., a privately-held software development company, to develop our latest product FACES(TM) 4.0. However, we plan to bring the development process in house, which we believe will enable us to maintain closer technical control over our products and give us the freedom to designate which modifications and enhancements are most important and when they should be implemented. Product documentation is generally created internally. We believe that a crucial factor in the success of a new product is getting it to market quickly to respond to new user needs or advances in hardware, without compromising product quality. We strive to maintain our relationship with our customers so that we can become informed at the earliest possible time about changing usage patterns and hardware advances that may affect software design.

Entreprise Cogniscience used a proprietary environment based on LISP to develop our software. If we were to bring our software development in-house or if our relationship with Entreprise Cogniscience were otherwise to terminate, we would need to port our source code to a new development environment, which may cause us to experience delays in future product releases, enhancements and upgrades, as well as higher than expected error and defect rates, all of which could have an adverse effect on our business, results of operations and financial condition. We are not dependent on any other third party products or technology.

We outsource the packaging of our product, which consists of transferring our FACES(TM) software onto compact discs, quality control testing and packaging the CDs and manuals, to a third party. There are a number of software packaging companies that we could use in the event our current vendor becomes unavailable. We have multiple sources for compact discs. Quality control tests are selectively performed on finished products.

We presently manage all our own product fulfillment, information processing, vendor management, logistics services, licensing, and related supporting functions from our Fremont, California office.

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

FACE SEARCH, The facial recognition FACE SEARCH technology is an outgrowth of the FACES technology. The unique features of the FACE SEARCH technology have been under development since 2000. The FACE SEARCH technology uses the InterCode(TM) technology to address identity verification and authentication needs for security purposes. This technology is intended (upon completion of its development) to enable users to generate in seconds composite pictures and InterCode(TM) from digitized photographs, which may include captured video images. This capability is expected to find use in airports, border control and other locations to identify suspected criminals and terrorists.

Using FACE SEARCH, a security agent, customs official or police officer will be able to compare the InterCode(TM) for the face of a particular person to similar pictures in a database in an attempt to determine a person's identity. The FACE SEARCH algorithm will allow different searches through one facial feature or a combination of facial features. Moreover, the FACE SEARCH technology could be used to secure credit cards, ATM Cards, Medicare cards, passports, building access cards and driver's licenses by integrating the user's encrypted InterCode(TM) on the magnetic band of the card for a visual authentication before any transaction approval.

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

      * Phase III - will aim at developing enterprise-level solutions for the needs of law enforcement agencies and other potential customers. For example, a search engine could be developed that matches FACES composite pictures represented by InterCode(TM) and existing pictures filed in databases to facilitate the apprehension of criminals.

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

The Company currently has two United States patent applications covering "Method and apparatus for creating facial images" and "InterCode(TM) " Conceivably the Company's patents may not be granted, or (if granted) may subsequently be found invalid or unenforceable, or otherwise be successfully challenged. Furthermore, any patent issued to the Company may not provide the Company with any competitive advantages, the Company may not develop future proprietary products or technologies that are patentable, and the patents of others may seriously limit the Company's ability to do business.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                    PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

The Company's common stock (the "Common Stock") is traded on the OTC Bulletin Board under the symbol "IQBM.OB". As of September 30, 2003, the Company had approximately 180 holders of record. Presented below are the high and low closing prices of the Common Stock for the periods indicated:

                                               High(1)      Low(1)
                                               -------      ------

Fiscal year ending June 30, 2003:

         Fourth Quarter                        $1.56        $ .55

         Third Quarter                         $1.07        $ .20

 Second Quarter                                $ .90        $ .20

 First Quarter                                 $ .95        $ .51

Fiscal year ending June 30, 2002:

Fourth Quarter                                 $2.00        $ .55

Third Quarter                                  $2.85        $ .20

Second Quarter                                 $ .30        $ .09

First Quarter                                  $ .18        $ .12

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

IQ Biometrix, Inc. is a provider of security software and services primarily to law enforcement agencies and the security industry, headquartered in Fremont, California. IQ Biometrix markets, distributes and sells a facial composite software tool called FACES(TM) to federal, state and local law enforcement agencies and the security industry in the United States and abroad.

During fiscal year 2003 we derived substantially all of our revenues from sales of our FACES(TM) 3.0 product. In July 2003, we launched FACES(TM) 4.0. FACES(TM)
4.0 contains significant enhancements and new features over FACES(TM) 3.0, including the ability to use the TRAK service offered by Social Tech, Inc., which allows any police officer to create high-resolution photo bulletins and share them electronically with other law enforcement jurisdictions, the media, and the community where appropriate. Revenues in fiscal year 2002 and 2003 were derived from a diverse customer base sold mainly in units of 1 to 50. No customer was responsible for more than 2% of revenues.

We market and sell our products both directly through our own sales force as well as indirectly through resellers and distributors in the United States. To date, most of our sales have been in North America, however, we recently began to seek relationships with international distributors and resellers to sell our products internationally.

Cost of revenues currently consists of inventory and packaging costs. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support, as well as costs associated with promotional activities and travel expenses. We intend to expand our sales and marketing operations and efforts substantially for our products, both domestically and internationally, in order to increase market awareness and to generate sales of our products. Although, we cannot be certain that any increased expenditures will result in higher revenues, we believe that continued investment in sales and marketing is critical to our success and expect these expenses to increase in absolute dollars in the future.

General and administrative expenses consist primarily of salaries and related expenses for executive, finance, accounting, information technology, facilities, and human resources personnel. We expect these expenses to increase as we continue to add personnel and incur additional costs related to the growth of our business and our operations as a public company. In addition for the fiscal year ended June 30, 2003, general and administrative expenses included the issuance of approximately 1.4 million shares of our common stock to consultants and other service providers.

Research and development expenses consist primarily of salaries and related personnel expenses, fees paid to consultants and outside service providers, and other expenses related to the design, development, testing and enhancements of our products. We expense our research and development costs as they are incurred. We believe that a significant level of investment for product research and development is required to remain competitive. Accordingly, we expect to continue to devote substantial resources to product research and development, and we expect our research and development expenses to continue to increase in the future.

                         LIQUIDITY AND CAPITAL RESOURCES

From our inception in 2002 we have financed our operations primarily through private sales of common stock and convertible debentures. At June 30, 2003 we had negative working capital of approximately $935,000 which consisted of convertible debentures in the amount of $538,000 and $168,000 owed to members of our board of directors.

As of June 30, 2003, we had a liquidity shortfall and there is a "Going Concern" reservation in our auditor's opinion for the year ended June 30, 2003. However, we believe we have sufficient cash and cash flow to meet our current operating cash flow requirements in the near term. At June 30, 2003 we had cash of $97,680, accounts payable of approximately $143,000 and accrued expenses of approximately $401,700 of which $168,000 was owed to members of the Company's board of directors.

Net cash used in operations was approximately $981,000 in the fiscal year ended June 30, 2003 as compared to $889,000 in the period of July 10 (inception) to June 30, 2002. Primarily attributable to the increase were general and administrative expenses of $400,000, sales and marketing expenses of $150,000 offset by increased accrued liabilities of $400,000 related mainly to accrued salaries of $110,000, accrued stock rights of $168,000 and expenses due the Company's officers of $51,000, and increased accounts payable due to timing of vendor payments. Our expenditures for capital equipment were minimal in fiscal year ended June 30, 2003. We expect that our capital expenditures will continue to be minimal in fiscal 2004. We have reduced our monthly net cash used to approximately $75,000 from $110,000, and are continuing to seek cost reductions. Also the shipping of product will reduces our need for outside funding requirements. Our internal cash flow model indicates we can break even with our current cost structure with approximately $1.0 Million in revenue.

In addition, we are continuing our efforts to locate sources of funding. We make no assurance that financing can be achieved. Should we fail to meet our obligations, both past and as they come due, through additional financing or increased revenue, we will not be able to remain a viable entity.

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

We expect operating losses and negative operating cash flows to continue for at least the next twelve months, because of expected increases in expenses related to brand development; marketing and other promotional activities; increases in personnel; the expansion of infrastructure and customer support services; strategic relationship development; and potential acquisitions of related complementary businesses. However, as a result of the capital raised during the first and second quarters of fiscal 2004, we expect our available funds, combined with cash generated from existing operations and new customers, will be sufficient to meet our anticipated working capital needs through September 30, 2004 assuming that all of the outstanding convertible debentures are converted into our common stock. However, we can make no assurances that the debentures will be converted and to the extent that the debentures are not converted and we are unable to fund operations with increases in revenue, we may not have sufficient cash and cash flow to meet our future operating cash flow requirements.

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

In June 2003, IQ Biometrix completed the issuance of $400,000 in 10% secured convertible debentures in connection with the NSS LOI. We in turn lent these funds to NSS in exchange for a fully secured $400,000 note. Upon the cancellation of our LOI we mutually agreed upon a repayment plan of which NSS has made its first two payments. However, NSS did not make the scheduled payment in September and does not appear to have the ability to repay the note. Therefore, we recorded an allowance for doubtful note receivable totaling $350,000 at June 30, 2003.

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

General and administrative expenses increased 266% from $776,000 for the twelve months ended June 30, 2002 to $2,897,000 for the twelve months ended June 30, 2003. The increase in general and administrative expenses was due to increases in administrative personnel as well as expenses related to our fundraising efforts, including investor relations expenses of approximately $697,000, business consulting expenses of approximately $283,000, investment banking fees of approximately $233,000, legal and audit fees of approximately $321,000 and payroll and travel expenses of approximately $525,000. Of these expenses $1,379,000 were paid in the form of our common stock.

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

CRITICAL ACCOUNTING POLICIES

Intangible Assets

Our Intangible assets consists of purchased software code and related upgrades.. We recorded the cost the software at the price paid to a third party and amortize the cost over the estimated useful life of 3 years. We review the value of our intangible assets quarterly and determine its value. At June 30, 2003 we had a net carrying value for our intangible assets of $94,000.

Revenue Recognition

Revenues are generated principally by sales of packaged software. We recognize revenue when all of the following criteria are met: 1) there is persuasive evidence that an arrangement exists, 2) delivery of goods has occurred, 3) the sales price is fixed or determinable, and 4) collectibility is reasonably assured. Generally, we recognize revenue from product sales direct to customers and distributors upon shipment. Sales that are made to distributors are final and returns are only allowed for defective products. To date IQ Biometrix has not had any product returns. IQ Biometrix will provide training at an additional charge to the customer and recognizes revenue for training on the date the training is performed. IQ Biometrix subcontracts the training to a third party and includes the cost of the training in cost of goods sold. IQ Biometrix has only recognized approximately $10,000 related to training revenue since inception.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The report of Company's Independent Auditors appear at Page F-1 hereof, and the Financial Statements of the Company appear at Page F-2 through F-13 hereof.

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

                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and executive officers of the Company are as follows:

Name                       Age             Positions
----                       ---             ---------

William Scigliano          42              Director and Chief Executive Officer
Greg Micek                 47              Director, VP of Corporate Development
Morden C. Lazarus          61              Director
Eric McAfee                40              Director
Seth Horn                  47              Chief Financial Officer, Treasurer &
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

Greg J. Micek has served as a Director of the Company since inception. In addition, from March to September 2003, Mr. Micek served as the Company's Vice President of Corporate Development. From July 2002 until March 2003, Mr. Micek served as the Company's President. From March 2002 until July 2002, Mr. Micek served as the Company's Executive Vice President and Chief Financial Officer. Since 1983, Mr. Micek has been a principal of The Micek Group, a business consulting firm. Mr. Micek received a bachelor of Arts and a Doctorate of Jurisprudence from Creighton University.

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

ITEM 10. EXECUTIVE COMPENSATION.

                           SUMMARY COMPENSATION TABLE

The following table sets forth the compensation paid by the Company to its Chief Executive Officer for services in all capacities to the during the fiscal years ended June 30, 2003 and 2002 (no other executive officer of the Company had total annual salary and bonus for the fiscal years ended June 30, 2003 or 2002 exceeding $100,000) (for purposes hereof, the Chief Executive Officer of the Company is referred to herein as the "Named Executive Officer").

                         SUMMARY COMPENSATION TABLE (1)

                                 ANNUAL                  LONG-TERM
                              COMPENSATION              COMPENSATION
                         ----------------------         ------------
(A)                        (B)            (C)               (F)
                         FISCAL
NAME AND                  YEAR                           RESTRICTED
PRINCIPAL POSITION        ENDED         SALARY           STOCK AWARDS
------------------        -----         ------           ------------

William Scigliano         6/30/03      $130,000(2)          $0
Chief Executive
Officer

Richard Thompson          6/30/02      $ 43,333(3)        $90,000(4)
Chief Executive
Officer

----------
(1) The Columns designated by the Commission for the reporting of certain bonuses, other annual compensation, securities underlying options/SARs, long term incentive plan payouts, and all other compensation, have been eliminated as no such bonuses, other annual compensation, underlying securities, payouts or compensation were awarded to, earned by, paid to or outstanding with respect to any specified person during any fiscal year covered by the table.

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

----------
(1) This option vests with respect to 25,000 options shares every month after the grant until the option become fully vested.

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

                       AGGREGATED OPTION EXERCISES IN LAST
                FISCAL YEAR AND FISCAL YEAR END OPTION VALUES (1)

(A)                       (D)                                     (E)

                          NUMBER OF SECURITIES
                          UNDERLYING UNEXERCISED                  VALUE OF UNEXERCISED
                          OPTIONS AT JUNE 30, 2003                IN-THE-MONEY OPTIONS AT
                          (NUMBERS OF SHARES)                     JUNE 30, 2003(2)
                          -------------------------------         ------------------------------
NAME                      EXERCISABLE       UNEXERCISABLE         EXERCISABLE      UNEXERCISABLE
----                      -----------       -------------         -----------      -------------
William Scigliano          350,000           450,000               $ 96,250         $113,750
Chief Executive
Officer

----------
(1) The Columns designated by the U.S. Securities and Exchange Commission for the reporting of the number of shares acquired upon exercise and the value realized have been eliminated as no options were exercised by any specified person during any fiscal year covered by the table.

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

Name and Address of                        Beneficial Ownership(1)
Beneficial Owner                           Number of Shares         Percent
----------------                           ----------------         -------
Pierre Cote                                  1,719,549(2)             8.2%
2555 W. Bluff #179
Fresno, California 93711

Forte Capital Partners LLC                   1,650,000(3)             7.7%
4 Embarcadero Center, Suite 1590
San Francisco, CA 94111

Daniel McKelvey                              1,650,000(4)             7.7%
4 Embarcadero Center, Suite 1590
San Francisco, CA 94111

Marcos Santos                                1,650,000(5)             7.7%
4 Embarcadero Center, Suite 1590
San Francisco, CA 94111

Special Equity IV, LP                        1,650,000(6)             7.7%
4 Embarcadero Center, Suite 1590
San Francisco, CA 94111

Clyde Berg                                   1,724,145(7)             9.4%
10600 N. De Anza Boulevard
Cupertino, California 95014

Name and Address of                        Beneficial Ownership(1)
Beneficial Owner                           Number of Shares         Percent
----------------                           ----------------         -------
Eric McAfee                                  1,676,350(8)            8.0%
10600 N. De Anza Boulevard
Cupertino, California 95014

Greg J. Micek                                1,526,428(9)            7.2%
5444 Westheimer, Suite 2080
Houston, Texas 77056

Sylvie Lariviere                             1,415,420(10)           6.7%
293 Cahungea Street
Fresno, California 93035

Cagan McAfee Fund                            1,000,000(11)           5.4%
10600 N. De Anza Boulevard
Cupertino, California 95014

Bill Scigliano                               550,000(12)             2.6%
39111 Paseo Parkway, Suite 304
Fremont, Ca 94538

Morden C. Lazarus                            336,355(13)             1.6%
759 Square Victoria, Suite 200
Montreal, QC
CANADA  H2Y 2J7

Seth Horn                                    67,000                  *
39111 Paseo Parkway, Suite 304
Fremont, Ca 94538

All directors and officers
as a group (five persons)                    4,156,133(14)          18.9%

----------
*     Less than one percent

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

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                               NUMBER OF SECURITIES
                                                                               REMAINING AVAILABLE
                                                                               FOR FUTURE ISSUANCE UNDER
                           NUMBER OF SECURITIES TO       WEIGHTED-AVERAGE      EQUITY COMPENSATION
                           BE ISSUED UPON EXERCISE       EXERCISE PRICE OF     PLANS (EXCLUDING
                           OF OUTSTANDING OPTIONS,       OUTSTANDING OPTIONS,  SECURITIES REFLECTED IN
                           WARRANTS AND RIGHTS           WARRANTS AND RIGHTS   COLUMN (A))
PLAN CATEGORY                      (A)                        (B)                       (C)
-------------              -------------------           -------------------   -------------------------
Equity compensation
plans approved by                  -0-                        -0-                       -0-
security holders

Equity compensation
plans not approved by              3,880,885(1)               $.403(1)             908,517(2)
security holders

TOTAL                              3,880,885 (1)              $.403(1)             908,517(2)

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

PREVIOUS AWARDS. The Company has awarded 1,012,000 shares of Common Stock pursuant to the Consultant Plan as of September 30, 2003.

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

In addition, in connection with the Merger, the Company entered into a Sale and Purchase Agreement with Greg J. Micek, pursuant to which the Company sold to Mr. Micek the Company's dormant electronic commerce assets in consideration of the forgiveness of outstanding debt the Company owed to Mr. Micek of $30,000, which was the Board's good faith determination of the fair market value of the assets. The Sale and Purchase Agreement was not the result of arms-length negotiations. However, Eric McAfee, the Company's non-interested director considered the previous history of losses relating to these assets, their extended period of inactivity, their lack of reasonable prospects for future exploitation, the amount of indebtedness to be forgiven in connection with the sale, and the requirement imposed by IQB as a condition to the closing of the Merger that the Company's dormant electronic commerce assets be disposed of prior to the Merger. After such consideration, Mr. McAfee concluded that the sale of the Company's dormant electronic commerce assets would be in the Company's best interests. The dormant electronic commerce assets sold included (a) all of the outstanding capital stock owned by the Company in each of Dadandme, Inc., Ihomeline.com, Inc., Ihomeline.co.uk, Inc., Eonthestreet, Inc., National Sweepstakes Show, Inc., and Beddis International, Ltd. a/k/a "LinksXpress.com, Inc.," and (b) all right, title and interest of the Company in and to the "JVWeb.com," "Ihomeline.com," "Homeline Talk Radio," "National Sweepstakes Show," "Sweepstakes News," "Crisis-Communications," and "Dadandme" registered trademarks. Closings of the sale of these assets will take place from time to time as necessary consents are obtained and appropriate documents are prepared and filed.

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

In connection with a financing transaction with Special Equity IV, L.P. ("SEIVLP") involving warrants, the Company acquired from SEIVLP a Secured Convertible Promissory Note having a face amount of a $2.2 million dollar (the "MVION Note") due from MVION, Inc., a technology company known as KachinaGuide. Eric A. McAfee, a director of the Company, is the sole director and officer of MVION. Daniel McKelvey, a selling stockholder, is a managing member of Forte Capital Partners LLC, the general partner of SEIVLP. The KachinaGuide, was a realtime interactive tool to conduct highly refined searches across heterogeneous data sources. KachinaGuide's searching technology uses patented algorithms that processed queries in the users' own words leading customers to specific data (i.e. products and services) or suggests alternatives based on the users' preferences. MVION's business failed, and the MVION Note was in default at the time of the Company's acquisition of it. The MVION Note is secured by a lien on MVION's assets, which in the event MVION defaulted on the Note would entitle the holder thereof to acquire all of the assets, including the intellectual property assets of MVION. When the Company acquired the Note from SEIVLP, management believed that MVION's assets, particularly its intellectual property assets, were worth the approximately $178,000 value of the stock and warrants issued to SEIVLP. The Company has subsequently determined the intellectual property was worthless and has not foreclosed on the Note. However, the Company has recently begun exploring the possibility of exercising its rights as a secured creditor with respect to the MVION assets securing the MVION Note, however, the Company can give no assurances as to its ability to collect on MVION Note, its efforts to exercise its rights with respect to the MVION Note, or the benefit of the assets securing such note in the event that the Company eventually acquires ownership of them.

Conflict of Interest Policy

We believe that all transactions with affiliates described above were made on terms no less favorable to us than could have been obtained from unaffiliated third parties. Our policy is to require that a majority of the independent and disinterested non-employee directors on the Board approve all transactions between the Company and its officers, directors, principal stockholders and their affiliates. Such transactions will continue to be on terms no less favorable to us than we could obtain from unaffiliated third parties.

All transactions between us and our officers, directors, principal stockholders and their affiliates will be approved by a majority of the Board, including a majority of the independent and disinterested non-employee directors, or, if required by law, a majority of disinterested stockholders and will continue to be on terms no less favorable to us than could be obtained from unaffiliated third parties.

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

Consolidated Statements of Cash Flows for the years ended June 30, 2003 and 2002  ................... F-5

Notes to Consolidated Financial Statements ...........................................................F-6

(ii) Financial Statement Schedules:

                 Schedule II - Valuation and Qualifying Accounts

(iii) Exhibits:

The following exhibits are filed with this Annual Report or are incorporated herein by reference:

Exhibit No.   Description
-----------   -----------

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

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    Year Ended June 30, 2003 and Period From

July 10, 2001 (Inception) Through June 30, 2002

                                                      2003            2002
                                                 ------------    ------------
REVENUES                                         $    105,772    $     98,148

OPERATING EXPENSES:
   Cost of sales                                       52,790          31,431
   Selling                                            260,477         114,003
   General and administrative                       2,896,509         776,345
   Research and development                           147,562         138,185
   Provision for uncollectible note receivable        350,000              --
   Depreciation and amortization                        3,664          22,449
                                                 ------------    ------------
                                                    3,711,002       1,082,413
                                                 ------------    ------------
         Operating loss                            (3,605,230)       (984,265)

OTHER EXPENSE:
   Interest expense                                  (282,461)             --
                                                 ------------    ------------

NET LOSS                                         $ (3,887,691)   $   (984,265)
                                                 ============    ============

BASIC AND DILUTED LOSS PER SHARE:                $       (.23)   $       (.06)
                                                 ============    ============

BASIC AND DILUTED WEIGHTED AVERAGE SHARES:         16,928,344      15,547,000
                                                 ============    ============

See accompanying summary of accounting policies and notes to financial statements.

                               IQ BIOMETRIX, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

Period from July 10, 2001 (inception) Through June 30, 2002 and Year Ended June 30, 2003

                                                     Common Stock               Additional
                                            --------------------------------     Paid In         Accumulated
                                                Shares           Amount          Capital           Deficit             Total
                                            ---------------   --------------  ---------------  -----------------  ---------------
   Shares issued to founders                   12,854,231     $     128,542   $    (113,962)   $            --    $      14,580
   Merger, IQB - California and JV Web          2,341,553            23,416        (118,726)                --          (95,310)
   Sale of common stock for cash                1,100,001            11,000       1,077,492                 --        1,088,492
   Shares issued for services                     115,000             1,150          85,100                 --           86,250

   Shares issued for debt                          43,500               435          40,565                 --           41,000
   Net loss                                            --                --              --           (984,265)        (984,265)
                                            -------------     -------------   -------------    ---------------    -------------

Balances, June 30, 2002                        16,454,285           164,543         970,469           (984,265)         150,747

   Sale of common stock for cash                  500,000             5,000         195,000                 --          200,000

   Shares issued for exercise of options          103,000             1,030           9,270                 --           10,300
   Shares issued for services                   1,848,600            18,486       1,588,387                 --        1,606,873
   Options issued to consultants                       --                --         184,630                 --          184,630
   Debt discount, convertible debentures               --                --         879,641                 --          879,641
   Debt discount, note payable                         --                --          22,561                 --           22,561
   Net loss                                            --                --              --         (3,887,691)      (3,887,691)
                                            -------------     -------------   -------------    ---------------    -------------
Balances, June 30, 2003                        18,905,885     $     189,059   $   3,849,958    $    (4,871,956)   $    (832,939)
                                            =============     =============   =============    ===============    ==============

See accompanying summary of accounting policies and notes to financial statements.

                               IQ BIOMETRIX, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Year Ended June 30, 2003 and Period From

July 10, 2001 (Inception) Through June 30, 2002

                                                                                        2003               2002
                                                                                  ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                       $    (3,887,691)   $      (984,265)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                        30,603             22,449
      Stock  and options issued for services                                            1,791,503            100,830
      Amortization of debt discount                                                       240,022                 --
      Provision of doubtful notes receivable                                              350,000                 --
   Change in assets and liabilities:
         Trade accounts receivable                                                         (5,973)                --
         Prepaid expenses and other current assets                                        (11,603)                --
         Inventory                                                                         24,952            (31,000)
         Accounts payable                                                                  85,806              2,804
         Accrued liabilities                                                              401,712                 --
                                                                                  ---------------    ---------------
Net cash used in operating activities                                                    (980,669)          (889,182)
                                                                                  ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of intangible asset                                                           (63,002)           (80,818)
   Advance to IQ Entertainment                                                                 --            (26,279)
   Advance to NSS                                                                        (400,000)                --
   Purchase of office equipment                                                           (11,161)                --
                                                                                  ---------------    ---------------
Net cash used in investing activities                                                    (474,163)          (107,097)
                                                                                  ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock                                                     200,000          1,088,492
   Stock options exercised                                                                 10,300                 --
   Sale of convertible debentures                                                       1,200,000                 --
   Proceeds from note payable                                                              50,000                 --
                                                                                  ---------------    ---------------
Net cash provided by financing activities                                               1,460,300          1,088,492
                                                                                  ---------------    ---------------

NET INCREASE  IN CASH                                                                       5,468             92,213

CASH AND CASH EQUIVALENTS, beginning of year                                               92,213                 --
                                                                                  ---------------    ---------------

CASH AND CASH EQUIVALENTS, end of year                                            $        97,681    $        92,213
                                                                                  ===============    ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Payment of interest                                                            $            --    $            --
                                                                                  ===============    ===============
   Payment of taxes                                                               $            --    $            --
                                                                                  ===============    ===============

NONCASH DISCLOSURES
   Common stock issued to pay debt                                                $            --    $        41,000
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

IQ Biometrix California, Inc. ("IQB - California") was formed July 10, 2001 as a California corporation to purchase certain software-related assets from a Canadian bankruptcy court from a former Canadian company named InterQuest, Inc. ("InterQuest"). The software was developed in Canada beginning in 1988. The software was completed and marketing was begun in 1998. In 2000, InterQuest filed for bankruptcy protection in a Canadian court and went dormant. IQB - California arranged for purchase of the software, and various packaging supplies in 2001 and paid $118,818 in early 2002. The purchase price was allocated as follows: $80,818 to software and $38,000 to supplies inventory..

On March 22, 2002, IQB - California agreed to a reorganization with JVWeb, an inactive publicly-traded Delaware company. Pursuant to this acquisition, IQ Biometrix - California shareholders agreed to exchange all of their shares for 12,854,231 shares of JVWeb. JVWeb also formed a new wholly-owned subsidiary, IQB Acquisition Corporation, which was renamed at the merger date to IQ Biometrix Operations, Inc., a Delaware company. IQB - California was merged into IQ Biometrix Operations, Inc. which remains a wholly-owned subsidiary of JVWeb. This reorganization is accounted for as a "reverse merger" with IQ Biometrix - California (now IQB Operations, Inc.) treated as the acquiror which purchased JVWeb and accounted for the acquisition using the purchase method. IQ Biometrix officially changed its name to IQ Biometrix, Inc. in October 2002.

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

INTANGIBLES

Intangible assets are stated at cost. Those with limited lives are amortized using the straight-line method over their estimated useful lives. IQ Biometrix performs reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable Our intangible assets consist of purchased software code and related upgrades. We recorded the cost of the software at the price paid to a third party and amortized the cost over the estimated useful life of 3 years. We review the value of our intangible assets quarterly and determine its value. At June 30, 2003 we had a net carrying value for our intangible assets of $94,265. The software costs are being amortized straight-line over three years resulting in $26,939 of amortization in fiscal 2003, which is included in cost of goods sold in the accompanying statement of operations. The Company estimates amortization expense of approximately $48,000 in fiscal 2004, $26,000 in fiscal 2005 and $21,000 in fiscal 2006.

The following summarizes intangible assets at June 30, 2003:

         Original software cost                               $  80,818
         FACES 4.0 upgrade                                       62,002
                                                              ---------
                                                                143,820
         Less: accumulated amortization                          49,555
                                                              ---------
                                                              $  94,265
                                                              =========

REVENUE RECOGNITION

Revenues are generated principally by sales of packaged software. We recognize revenue when all of the following criteria are met: 1) there is persuasive evidence that an arrangement exists, 2) delivery of goods has occurred, 3) the sales price is fixed or determinable, and 4) collectibility is reasonably assured. Generally, we recognize revenue from product sales when the product is shipped directly to customers or distributors . Sales that are made to distributors are final and returns are only allowed for defective products. To date IQ Biometrix has not had any product returns. IQ Biometrix recognizes revenue for training on the date the training is performed. IQ Biometrix has only recognized approximately $10,000 related to training revenue since inception.

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

                                                                                2003               2002
                                                                          -----------------  ---------------
Net loss
   As reported                                                            $    (3,887,691)   $      (984,265)
   Deduct: total stock based employee compensation expense
   determined under fair value method                                            (466,340)                --
                                                                          ---------------     --------------

   Pro forma                                                              $    (4,354,031)   $      (984,265)
                                                                          ===============    ===============

Basic and diluted loss per share
   As reported                                                            $          (.23)   $          (.06)
                                                                          ===============    ===============
   Pro forma                                                              $          (.26)   $          (.06)
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

In December 2002, IQ Biometrix sold 500,000 shares of its common stock at $.40 per share in a private placement to Special Equity Fund, a third party. The closing price of the Company's common stock on the date of this transaction was $1.00. IQ Biometrix received proceeds of $200,000.

During fiscal 2003, consultants exercised options to purchase 103,000 shares of common stock. IQ Biometrix received proceeds of $10,300. As of June 30, 2003, these shares have not been issued by the transfer agent but are shown as issued and outstanding in the accompanying financials.

During fiscal 2003, IQ Biometrix issued 1,848,600 shares of common stock to various non-employees for consulting services. The stock was valued using the closing price of the Company's common stock on the date issued and expensed immediately because the consultants are not required to return the shares in the case of non-performance of services. This is in accordance with EITF 00-18, Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees, which requires recognizing equity instruments whcn issued if no obligation to earn the equity instrument exists.

NOTE 8 - STOCK OPTIONS AND WARRANTS

IQ Biometrix's 2001 Stock Option Plan provides for the grant of both qualified and non-qualified options to directors, employees and consultants. The option and warrant issuance are administered by the Board of Directors, who have substantial discretion to determine which persons, amounts, time, price, exercise terms, and restrictions, if any.

The following table summarizes stock option activity:

Outstanding, July 10, 2001( Inception)                                       --
Granted                                                               3,190,162
Canceled or expired                                                    (880,000)
Exercised                                                                    --
                                                                 --------------
Outstanding, June 30, 2002                                            2,310,162
                                                                 ==============
Exercisable at June 30, 2002                                          1,569,000
                                                                 ==============
Weighted-average option price for
   options granted during the year                               $          .10
                                                                 ==============

Outstanding, July 1, 2002                                             2,310,162
Granted                                                               1,855,000
Canceled or expired                                                     (58,320)
Exercised                                                              (103,000)
                                                                 ---------------
Outstanding, June 30, 2003                                            4,003,842
                                                                 ==============
Exercisable at June 30, 2003                                          2,738,871
                                                                 ==============
Weighted-average option price for
   options granted during the year                               $          .32
                                                                 ==============
Average remaining years of contractual life                                   4
                                                                 ==============

                               IQ BIOMETRIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock warrant activity:

Outstanding, July 1, 2002                                                     --
Granted                                                                1,560,000
Canceled or expired                                                           --
Exercised                                                                     --
                                                                  --------------
Outstanding, June 30, 2003                                             1,560,000
                                                                  ==============
Exercisable at June 30, 2003                                           1,560,000
                                                                  ==============
Weighted-average exercise price                                   $          .74
                                                                  ==============

In June 2003, IQ Biometrix issued warrants exercisable for 320,000 shares of the Company's common stock to investors in connection with a sale of convertible debentures in the amount of $400,000. Biometrix valued these warrants using the Black Scholes Model and will amortize the costs as part of the debt discount over the term of the debentures.

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

The fair value of the warrants was determined using the Black Scholes option-pricing model, which values warrants based on the stock price at the grant date, the expected life of the warrant, the estimated volatility of the stock, expected dividend payments and the risk-free interest rate over the expected life of the option. The dividend yield was zero in 2003 and 2002. The expected volatility was based on the Company's historic stock prices. The expected volatility was 138% for all warrants issued in 2003. The risk-free interest rate was the rate available on zero coupon U.S. government issues with a term equal to the remaining term for each grant. The risk-free rate was 3.5% in 2003 and the expected life of the warrants was estimated to be five years.

NOTE 9 - INCOME TAXES

Income taxes are not due since IQ Biometrix has incurred a loss since inception. IQ Biometrix has deductible net operating losses of approximately $2,300,000 at June 30, 2003. These expire in 2022 and 2023.

Components of deferred tax assets and liabilities at June 30, 2003 are as follows:

Deferred tax liabilities                                         $           --
Deferred tax assets:
   Allowance for doubtful accounts                                      120,000
   Net operating loss carryforward                                      774,000
                                                                 --------------
                                                                        894,000
Valuation allowance                                                    (894,000)
                                                                 --------------
   Net deferred tax asset                                        $           --
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

NOTE 11 - RELATED PARTY TRANSACTIONS

On February 11, 2003, IQ Biometrix purchased a note receivable from a private equity fund, which is a shareholder of IQ Biometrix. The equity fund had a note receivable that was in default totaling $2,500,000 from a corporation which a shareholder and sole director is also a director and shareholder of IQ Biometrix. IQ Biometrix issued warrants to acquire 1,000,000 shares of common stock at $1.00 and agreed to issue 700,000 shares of IQ Biometrix common stock as consideration for the note receivable and underlying collateral. The common stock had a value of $168,000 on the date of the agreement and the warrants were valued at $10,000. The note receivable was secured by assets of the issuer of the note, including intellectual property. IQ Biometrix acquired the note in order to acquire the assets securing the note by issuing shares of its common stock in exchange for the note receivable and the assignment of the security interest. IQ Biometrix recorded an asset of $10,000 related to the value of the security interest in the intellectual property and expensed the difference in the accompanying statement of operations.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, IQ Biometrix, Inc. has duly caused this annual report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

February 6, 2004                        IQ BIOMETRIX INC.


                                        By: /s/ William Scigliano
                                           -------------------------------------
                                           William Scigliano,
                                           Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                     Title                           Date
----                                     -----                           ----
/s/ William Scigliano           Chief Executive Officer          February 6, 2004
----------------------------    (Principal Executive Officer)
William Scigliano


/s/ Greg. J. Micek              Director                         February 6, 2004
----------------------------
Greg J. Micek


/s/ Morden C. Lazarus           Director                         February 6, 2004
---------------------
Morden C. Lazarus


                                Director                         February 6, 2004
----------------------------
Eric A. McAfee


/s/ Michael Walsh               Chief Financial Officer,         February 6, 2004
----------------------------    Treasurer & Controller
Michael Walsh                   (Principal Financial Officer
                                and Principal Accounting
                                Officer)