Form 10QSB/A
period 2003-09-30
IQ BIOMETRIX INC
filed 2004-02-06
CIK 1051902

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

                                   (Mark One)

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

       |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        For the transition period from to

                        Commission file number 000-24001

                               IQ Biometrix, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  Delaware                                      76-0552098
-------------------------------------------------            ----------------
(State or other jurisdiction of incorporation                 (IRS Employer
             or organization)                               Identification No.)

         39111 Paseo Padre Parkway, Suite 304, Fremont, California 94538
                    (Address of principal executive offices)

                                 (510) 795-2900
                          (Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October, 31, 2003 the registrant had 20,971,212 shares of its common stock outstanding.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

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

         Item 2. Changes in Securities and Use of Proceeds

         Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

                           CONSOLIDATED BALANCE SHEET
                               September 30, 2003
                                   (Unaudited)


                                     ASSETS
CURRENT ASSETS:
   Cash                                                                                 $     533,896
   Trade accounts receivable, net of allowance for doubtful accounts of $0                     45,804
   Inventory                                                                                   12,688
   Other                                                                                       50,909
                                                                                        -------------
                         Total current assets                                                 643,297

INTANGIBLES, net                                                                               87,530

OFFICE EQUIPMENT, net                                                                           6,770
                                                                                        -------------

                         Total assets                                                   $     737,597
                                                                                        =============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Convertible debentures, net of discount                                              $     793,525
   Note payable                                                                                50,000
   Accounts payable                                                                           132,068
   Accrued expenses                                                                           456,299
                                                                                       --------------
                         Total current liabilities                                          1,431,892
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

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 Three Months Ended September 30, 2003 and 2002
                                   (Unaudited)


                                                                                               2003                2002
                                                                                        -------------------  ------------------
REVENUES                                                                                $          83,095    $          21,082

OPERATING EXPENSES:
   Cost of sales                                                                                    8,334                7,621
   Sales and Marketing                                                                            148,694               48,828
   General and administrative                                                                   1,503,352              282,292
   Research and development                                                                        88,968               25,239
   Depreciation and amortization                                                                    7,668                6,735
                                                                                        -----------------    -----------------
                                                                                                1,757,016              370,715
                                                                                        -----------------    -----------------
         Operating loss                                                                        (1,673,921)            (349,633)

OTHER EXPENSE:
   Interest expense, net                                                                          260,267               10,000
                                                                                        -----------------    -----------------

NET LOSS                                                                                $      (1,934,188)   $        (359,633)
                                                                                        =================    =================



BASIC AND DILUTED LOSS PER SHARE:                                                       $           (.10)    $           (.02)
                                                                                        ================     ================

BASIC AND DILUTED WEIGHTED AVERAGE SHARES:                                                     19,691,930           16,464,285
                                                                                        =================    =================


  The accompanying notes are an integral part of these consolidated financial statements.

            CONSOLIDATED STATEMENTS OF CASH FLOWS Three Months Ended
                           September 30, 2003 and 2002
                                   (Unaudited)


                                                                                           2003                 2002
                                                                                       -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                            $(1,934,188)         $  (359,633)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                          7,668                6,735
      Stock issued for services                                                          1,636,514                5,000
      Stock issued for interest expense                                                         --               10,000
      Amortization of debt discount                                                        244,426                   --
   Change in assets and liabilities:
         Trade accounts receivable                                                         (39,831)                  --
         Prepaid expenses and other current assets                                         (13,027)                  --
         Inventory                                                                          (6,680)               6,000
         Accounts payable                                                                  (10,852)              82,134
         Accrued liabilities                                                               (27,815)                  --
                                                                                       -----------          -----------
Net cash used in operating activities                                                     (143,785)            (249,764)
                                                                                       -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of intangible asset                                                                 --                   --
   Advance to IQ Entertainment                                                                  --              (24,020)
   Note receivable                                                                          50,000                   --
                                                                                       -----------          -----------
Net cash used in investing activities                                                       50,000              (24,020)
                                                                                       -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Stock options exercised                                                                  30,000                   --
   Sale of convertible debentures                                                          500,000                   --
   Proceeds from note payable                                                                   --              200,000
                                                                                       -----------          -----------
Net cash provided by financing activities                                                  530,000              200,000
                                                                                       -----------          -----------

NET INCREASE (DECREASE) IN CASH                                                            436,215              (73,784)

CASH AND CASH EQUIVALENTS, beginning of period                                              97,681               92,213
                                                                                       -----------          -----------

CASH AND CASH EQUIVALENTS, end of period                                               $   533,896          $    18,429
                                                                                       ===========          ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Payment of interest                                                                 $        --          $        --
                                                                                       ===========          ===========
   Payment of taxes                                                                    $        --          $        --
                                                                                       ===========          ===========

NONCASH DISCLOSURES
   Common stock issued to pay debt                                                     $        --          $    41,000
                                                                                       ===========          ===========


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

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this quarterly report. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934 and are subject to the "Risk Factors" included in our Annual Report on Form 10-KSB for our fiscal year ended June 30, 2003. Because this discussion involves risk and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

IQ Biometrix, Inc. a provider of integrated law enforcement and security software solutions, headquartered in Fremont, California, and Washington DC. We are a leading provider of FACESTM, a facial composite software product to federal, state and local law enforcement agencies, international law enforcement agencies, the U.S. military and other governmental agencies.

The FACESTM technology is a software tool that allows the user to create and re-create billions of human faces by rapidly searching our facial image database (using our patented InterCodeTM coding system) selecting facial features and then automatically combining them to create a composite facial image. FACESTM replaces the need for a human sketch artist.

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

General and administrative and consulting expenses increased 443% to $1,503,000 from $277,000 for the three months ended September 30, 2003 and 2002 respectively. The increase in general and administrative expenses was due to investor relations expenses of $171,000, investment banking fees of $297,000, legal and audit fees of $443,000, and payroll of $150,000. Of these fees and expenses, approximately $1,399,000 were paid with shares of our common stock.

Research and development expenses increased 256% to $89,000 from $25,000 for the three months ended September 30, 2003 and 2002 respectively. The increase in development costs were attributable primarily to the planning of FACESTM 5.0 and developing our systems integration package. We anticipate development expenses for FACESTM 5.0 to approach $250,000 in fiscal 2004. All of these expenses were paid with shares of our common stock.

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

Critical Accounting Policies

Intangible Assets

Our Intangible assets consists of purchased software code and related upgrades. We recorded the cost the software at the price paid to a third party and amortize the cost over the estimated useful life of 3 years. We review the value of our intangible assets quarterly and determine its value. At June 30, 2003 we had a net carrying value for our intangible assets of $94,000.

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

Item 3. Controls and Procedures

         In accordance with the Securities and Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our
Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2003, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.


Item 6. Exhibits and Reports on Form 8-K

a. Exhibits:

Exhibit No.                             Description
-----------                             -----------

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

                                       IQ Biometrix, Inc.
                                       (Registrant)


Date February 6, 2004                  /s/ William Scigliano
                                       ----------------------------
                                       President & CEO


Date February 6, 2004                  /s/ Michael Walsh
                                       ----------------------------
                                       Chief Financial Officer
                                       (Principal Financial Officer)