Form 10QSB/A
period 2003-12-31
IQ BIOMETRIX INC
filed 2004-02-17
CIK 1051902

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB/A

                                   (Mark One)

        |X|  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2003

       |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

                        For the transition period from to

                        Commission file number 000-24001

                               IQ BIOMETRIX, INC.

        (Exact name of small business issuer as specified in its charter)

              Delaware                                      76-0552098
---------------------------------------------           -------------------
(State or other jurisdiction of incorporation             (IRS Employer
   or organization)                                     Identification No.)

         39111 Paseo Padre Parkway, Suite 304, Fremont, California 94538
                    (Address of principal executive offices)

                                 (510) 795-2900
                           (Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January, 31, 2004 the registrant had 22,778,142 shares of its common stock outstanding.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                               FORM 10-QSB REPORT

                                December 31, 2003

                                                                                                PAGE
PART I - FINANCIAL INFORMATION
   Item  1.  Interim  condensed  financial  statements (unaudited)                              3
     Consolidated Balance Sheet  December 31, 2003                                              3
     Consolidated  Statement of Operations for the three and six months
       ended December 31, 2002 and 2003                                                         4
     Consolidated Statement of Cash Flows for the six
        months ended December 31, 2002 and 2003                                                 5
     Notes to Interim Financial Statements                                                      6

   Item 2. Management's Discussion and Analysis or Plan of Operation                            6

PART II - OTHER INFORMATION
   Item 2. Changes in Securities and Use of Proceeds                                           19
   Item 3. Controls and Procedures                                                             19
   Item 6. Exhibits and Reports on Form 8-K                                                    20

SIGNATURES

PART I. FINANCIAL STATEMENTS

Item 1. Consolidated Financial Statements (unaudited)

                           CONSOLIDATED BALANCE SHEET
                                December 31, 2003

                               ASSETS
CURRENT ASSETS:
Cash                                                                                              $     374,405
Trade accounts receivable, net of allowance for doubtful accounts of $  0                                45,635
Inventory                                                                                                11,188
Other                                                                                                    19,074
                                                                                                  -------------
                               Total current assets                                                     450,302
INTANGIBLES, net                                                                                        126,126
OFFICE EQUIPMENT, net                                                                                     7,562
                                                                                                  -------------
                               Total assets                                                       $     583,990
                                                                                                  =============
                               LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Convertible debentures, net of discount                                                           $   1,208,442
Accounts payable                                                                                         44,270
Accrued expenses                                                                                        107,505
                                                                                                  -------------
                               Total current liabilities                                              1,360,207
COMMITMENTS

STOCKHOLDERS' DEFICIT:
Preferred stock,  $.01 par value;  10,000,000 shares  authorized,  none issued -
Common stock, $.01 par value;  50,000,000 shares  authorized,  22,778,142 shares outstanding, $227,782; additional paid-in capital $7,174,376;  Accumulated  deficit
($8,178,385)

                               Total stockholders' deficit                                             (776,227)
                                                                                                  -------------
                               Total liabilities and stockholders' deficit                        $     583,990
                                                                                                  =============

  The accompanying notes are an integral part of these consolidated financial statements.

                               IQ BIOMETRIX, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                  For the three months ended             For the six months ended
                                                         December 31,                          December 31,
                                                    2003                2002              2003              2002
                                              ---------------     ---------------   ----------------  ----------------
Revenues                                      $      55,253              28,305            138,348            49,387
Operating expenses

   Cost of sales                                     36,014              13,237             51,082            27,592
   Sales and marketing                               32,120              37,056            180,814            85,884
   General and administrative                       868,684             328,869          2,300,514           611,162
   Research and development                          61,200              55,028            150,168            80,267
   Impairment                                        20,042              52,401             20,042            52,401
   Depreciation                                       1,053                   0              7,668                 0
                                              ---------------     ---------------   ----------------  ----------------
                                                  1,019,113             486,591          2,710,288           857,306
                                              ---------------     ---------------   ----------------  ----------------
     Operating loss                                (963,860)           (458,286)        (2,571,940)         (807,919)
Other Expense:
   Interest Expense, net                            408,381               9,112            734,489            19,112
                                              ---------------     ---------------   ----------------  ----------------
Net Loss                                      $  (1,372,241)           (467,398)        (3,306,429)         (827,031)
                                              ===============     ===============   ================  ================

Basic and Diluted loss per share                     ($0.06)             ($0.03)            ($0.16)           ($0.05)
Weighted average shares

   outstanding                                   21,172,208          16,517,785         20,193,034        16,502,785

                                IQ BIOMETRIX, INC
                             STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                    For the Six Months Ended
                                                                          December 31,
                                                                      2003               2002
                                                                ---------------     ---------------
OPERATING ACTIVITIES:
   Net loss                                                     $   (3,306,429)     $     (827,031)
   Adjustments to reconcile net loss to
        net cash used in operating activities
          Depreciation and amortization                                 37,123              13,470
          Stock Warrants issued as interest on loans                        --              19,112
          Common stock issued for services                           2,382,431              64,517
          Common stock issued for debt                                 190,962                  --
          Impairment                                                    20,042              52,401
          Amortization of debt discount                                595,935                  --
             Changes in assets and liabilities:
               Account receivable                                      (39,662)                 --
               Advance to IQ Entertainment                                  --             (26,121)
               Inventory                                                (5,180)             12,000
               Prepaid expenses                                         18,808                  --
               Accounts payable and accrued expenses                  (197,161)             92,426
                                                                ---------------     ---------------
   Net cash used in operating activities                              (303,181)           (599,226)
                                                                ---------------     ---------------

     Investing activities
               Purchase of fixed assets                                 (1,845)                 --
               Purchase of Intellectual Property                       (50,000)                 --
               Collection of note receivable                            50,000                  --
                                                                ---------------     ---------------
   Net cash used in investing activities                                (1,845)                 --
                                                                ---------------     ---------------
   Financing activities

               Proceeds from sale of common stock                           --             200,000
               Proceeds from exercise of warrants                       31,700                  --
               Proceeds from new convertible notes payable             600,000             350,000
               Proceeds from demand notes payable                      (50,000)             50,000
                                                                ---------------     ---------------
   Net cash provided by financing activities                           581,700             600,000
                                                                ---------------     ---------------
   Net increase (decrease) in cash                                     276,724                 774

   Cash, beginning of year                                              97,681              92,213
                                                                ---------------     ---------------
   Cash, end of year                                            $      374,405      $       92,987
                                                                ===============     ===============
   Supplemental cash flow information
    Non-cash investing and financing activities
          Interest expense not paid
          Taxes paid

  The accompanying notes are an integral part of these consolidated financial statements.

                               IQ BIOMETRIX, INC.

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of IQ Biometrix, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America, the rules of the Securities and Exchange Commission ("SEC") and with the instructions to Form 10-QSB, and should be read in conjunction with the audited financial statements and notes thereto contained in IQ Biometrix's 2003 Annual Report on Form 10-KSB filed with the SEC on October 14, 2003 as amended on February 6, 2004. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for 2003 as reported in the 10-KSB, have been omitted.

NOTE 2 - CONVERTIBLE NOTES PAYABLE

In October 2003, IQ Biometrix issued to two investors its 6% convertible debentures in the aggregate principal amount of $200,000. The convertible debentures are due in one year, and convertible at anytime by the holder into IQ Biometrix common stock at a conversion price of $0.64 per share. In connection with this issuance, IQ Biometrix issued to the investors warrants to purchase 160,000 shares of IQ Biometrix common stock at an exercise price of $1.25 per share.

Under generally accepted accounting principles, IQ Biometrix is required to record the value of the beneficial conversion feature of these convertible debentures as a debt discount. In addition, the value of the warrants using the Black Scholes method is also recorded as a debt discount. The total debt discount recorded with respect to these convertible debentures during the quarter ended December 31, 2003 was $180,262. This debt discount will be amortized and charged to interest expense over the term of the respective debentures. In the event the investors convert the debentures prior to their maturity, then generally accepted accounting principles require IQ Biometrix to expense the unamortized balance of the debt discount in full during the period in which the debentures were converted.

NOTE 3 - STOCK ISSUANCES

During the six and three month periods ended December 31, 2003, IQ Biometrix issued:

o 272,840 shares for $31,700 in cash as part of an option exercise of which 122,840 shares were exercised for $1,700 in the three month period ending December 31. 2003.
o 2,638,669 shares for services to consultants and service providers valued at $2,382,431 of which 741,846 shares worth $821,072 were issued in the three month period ending December 31, 2003.
o 189,637 shares in payment of debt valued at $110,962 were issued in the three month period ended December 31, 2003.
o    71,111 shares in payment of intellectual property valued at $80,000.
o 60,000 shares in payment of accrued but unpaid interest valued at $55,800 were issued in the three month period ended December 31, 2003.
o 700,000 shares issued related to accrued stock issuance totaling $168,000 at June 30, 2003.

NOTE 4 - SUBSEQUENT EVENTS: NONE

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

In addition to historical information, this report contains predictions, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under "Risk Factors" and elsewhere in this Registration Statement, and some of which we may not know. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue" or the negative of these terms or other comparable terminology. In addition, these forward-looking statements include, but are not limited to, statements regarding the following:

* our belief that our FACES(TM) technology will help solve the growing need for effective tools to fight crime and terrorism as well as offering potential applications relating to other industries;

* our belief that our InterCode(TM) coding system is a breakthrough feature that can serve as the first international standard in the generation of unique alphanumeric codes for facial recognition data;

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

* our expectations regarding the focus of our sales efforts on our existing customers;

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

* our expectations regarding the abilities and use in certain locations of our FACES(TM) technology;

* our intentions regarding the protection of our proprietary information;

* our expectations and intentions regarding our ability to make available the finest facial composite technology on the market;

* our intentions regarding the continued development and refinement of our existing products, and the development and commercialization of various computer programs and products using the InterCode(TM) technology;

* our intentions regarding the continuation of our direct selling efforts; and

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

OVERVIEW

IQ Biometrix, Inc. is a provider of biometric software and services primarily to law enforcement agencies and the security industry and is headquartered in Fremont, California. IQ Biometrix markets, distributes and sells a facial composite software tool called FACES(TM) to federal, state and local law enforcement agencies and the security industry in the United States and abroad.

During fiscal year 2003 we derived substantially all of our revenues from sales of our FACES(TM) 3.0 product. In July 2003, we launched FACES(TM) 4.0. FACES(TM)
4.0 contains significant enhancements and new features over FACES(TM) 3.0, including the ability to use the TRAK service offered by SocialTech, Inc., which allows any police officer to create high-resolution photo bulletins and share them electronically with other law enforcement jurisdictions, the media, and the community where appropriate. Revenues in fiscal year 2002 and 2003 were derived from a diverse customer base sold mainly in units of 1 to 50. No customer was responsible for more than 2% of revenues.

We market and sell our products both directly through our own sales force as well as indirectly through resellers and distributors in the United States. To date, most of our sales have been in North America; however, we recently began to seek relationships with international distributors and resellers to sell our products internationally. We are continually reviewing our sales and distribution strategy to seek ways to increase sales of our product and revenues.

Cost of revenues  currently consists of inventory and packaging costs.

Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support, as well as costs associated with promotional activities and travel expenses. We intend to expand our sales and marketing operations and efforts substantially for our products, both domestically and internationally, in order to increase market awareness and to generate increased sales of our products. Although, we cannot be certain that any increased expenditures will result in higher revenues, we believe that continued investment in sales and marketing is critical to our success and expect these expenses to increase in absolute dollars in the future and as a % of revenues.

General and administrative expense consists primarily of salaries and related expenses for executive, finance, accounting, information technology, facilities, and human resources personnel. We expect these expenses to increase as we continue to add personnel and incur additional costs related to the anticipated growth of our business and to support our operations as a public company. We expect that these expenses will stabilize in the next six to twelve months as we meet our immediate staffing needs. We expect these expenses to increase in absolute dollars but be less in the future as a % of revenue.

Research and development expense consists primarily of salaries and related personnel expense, fees paid to consultants and outside service providers, and other expenses related to the design, development, testing and enhancement of our products. Currently we are focusing our attention on is on FACES 5.0. We are also continually seeking other products and intellectual property that could be used to enhance our current product and/or product line. We expense our research and development costs as they are incurred. We believe that a significant level of investment for product research and development is required to remain competitive. Accordingly, we expect to continue to devote substantial resources to product research and development, and we expect our research and development expense to continue to increase in the future both in absolute dollars and as a % of revenue.

RESULTS OF OPERATIONS

Revenues increased 181% to $138,000 for the six months ended December 31, 2003 from $49,000 for the six months ended December 31, 2002. In the three months ended December 31, 2003 revenues increased 95% to $55,000 as compared to $28,000 for the three months ended December 30, 2002. Revenues increased in the relevant periods primarily because we released our new FACES(TM) version 4.0 in July of 2003. 2002 revenues were from the sale of our FACES(TM) version 3.1 and FACES(TM) version LE products. Revenues are expected to accelerate through the end of fiscal 2004, as funds for technology investment from government agencies including the Homeland Security Agency begin to be distributed to law enforcement agencies throughout the country.

Sales and marketing expense increased 113% to $181,000 for the six months ended December 31, 2003 from $86,000 for the six months ended December 31, 2002. The increase was due to increased promotions and marketing expenses incurred in conjunction with the release of FACES 4.0. Of these expenses, $181,000 were paid with common stock. In the three months ended December 31, 2003 sales and marketing expense decreased to $32,000 a slight decrease from $37,000 for the three months ended December 31, 2002. Spending was down due to the dollars spent in the prior quarter. We expect spending to increase over the next few months as we build our sales and marketing strategy.

General and administrative and consulting expense increased 276% to $2,300,514 for the six months ended December 31, 2003 from $611,000 for the six months ended December 31, 2002. In the three months ended December 31, 2003, general and administrative and consulting expense increased 164% to $869,000 from $329,000. The increased spending was mainly for investor relations of $291,000, investment banking fees of $726,000, legal fees of $563,000, and payroll of $190,000. The use of these funds is related to the company's search for additional sources of capital, partnering or acquisition opportunities and creating the corporate infrastructure needed in a public company. Of these expenses, approximately $1,996,000 were paid with common stock. The increase in general and administrative expenses, was mainly for investor relations expenses of $80,000, investment banking fees of $429,000, legal fees of $120,000, and payroll of $40,000. Of these expenses, approximately $600,000 were paid with common stock. The use of these funds is related to the company's search for additional sources of capital, partnering or acquisition opportunities.

Research and development expense increased 87% to $150,000 for the six months ended December 31, 2003 from $80,000 for the six months ended December 31, 2002. In the three months ended December 31, 2003, research and development expense increased 11% to $62,000 from $55,000 for the three months ended December 31, 2002. The increase in research and development costs are primarily as a result of costs incurred in the planning and development of our next generation product as well as developing our systems integration package, and researching potential partner products and intellectual property. Of these expenses, approximately $150,000 were paid with common stock.

Interest expense increased 8,766% to $734,489 for the six months ended December 31, 2003 from $19,000 for the six months ended December 31, 2002. In the three months ended December 31, 2003 interest expense increased 1,437% to $408,381 from $9,000 for the three months ended December 31, 2002. All increases are related to the amount of issued debt of $1,800,000 compared to $200,000 at December 31, 2003 and 2002, respectively and the amortization of the debt discounts in 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2003, we had cash and cash equivalents of approximately $374,000. Net cash used in operations decreased to ($303,131) for the six months ended December 31, 2003 compared with $599,000 for the six months ended December 31, 2002. Net cash used in operations was $210,000 for the three months ended December 31, 2003 as compared to $349,000 used for the three months ended December 31, 2002. The $346,000 improvement was primarily the result 2,888,000 of stock issue in lieu of cash for services and debt repayment of $2,574,000, amortization of debt discount of $540,000 offset by the paydown of payables and accrued liabilities of $320,000.

Net cash provided by financing activities was about the same at $582,000 for the six months ended December 31, 2003 compared with $600,000 for the six months ended December 31, 2003. Net cash provided by financing activities decreased to $52,000 for the three months ended December 31, 2003 from $400,000 for the three months ended December 31, 2002. The $121,000 decrease is primarily due to the reduction of convertible debentures issued of $350,000 plus a reduction in debt repayment of $100,000.

From our inception in 2002 we have financed our operations primarily through private sales of common stock and convertible debentures. We have negative working capital totaling $910,000 which consists of $1,208,442 of convertible investor notes, which is net of debt discounts totaling $591,558.

There is a "Going Concern" reservation in our auditor's opinion for the year ended June 30, 2003. We are currently seeking sources of capital as we believe we may have trouble meeting and servicing our current operating cash flow requirements in the near term. At December 31, 2003 we had cash of $374,000; accounts payable of $44,000, and accrued liabilities of $107,505.

$1,150,000 of the convertible notes become due and payable over the next 6 months. We have no assurances that these notes will be converted into common stock per the terms of the debentures. We currently have no borrowings available to us under any credit arrangement, and we will look for additional debt and equity financings should cash provided from operations be insufficient to support our debt obligations and our ongoing operations of the business. Adequate funds may not be available on terms acceptable to us. If additional funds are raised through the issuance of equity securities, dilution to existing stockholders may result. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our financial position, results of operations and cash flows.

Even  with   financing,   there  can  be  no  assurance  that  we  will  achieve
profitability. Due to these factors, we believe that period-to-period comparisons of our results of operations are not necessarily a good indication of future performance. The results of operations in some future periods may be below the expectations of analysts and investors.

We expect operating losses and negative operating cash flows to continue for at least the next twelve months, because of expected increases in expenses related to brand development; marketing and other promotional activities; increases in personnel; the expansion of infrastructure and customer support services; strategic relationship development; and potential acquisitions of related complementary businesses. We believe the expenses incurred here will help us to build the infrastructure necessary to increase revenues both through organic growth and through acquisitions, which we believe hold the key to our future revenue growth. We feel it will take additional products, either created in house or acquired through acquisitions, to help us increase revenue, and ultimately to reach profitability. However, we can make no assurances that these activities will achieve the desired results of increased revenues, nor that any increase in revenues will be enough to bring the company to profitability and positive cash flow.

RECENT EVENTS

In January 2004 the company replaced Seth Horn with Michael Walsh as its Chief Financial Officer.

CRITICAL ACCOUNTING POLICIES

INTANGIBLE ASSETS

Our intangible assets consist of a customer list acquired in the JVWEB / IQ Biometrix acquisition in March 2002 and purchased software code. We recorded the cost of the software and amortize the cost over the estimated useful life of 3 years. We review the value of our intangible assets quarterly and determine its value. At December 31, 2003 we had a net carrying value for our intangible assets of $142,543.

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

RISK FACTORS

RISKS RELATED TO OUR FINANCIAL RESULTS

WE CURRENTLY LACK LIQUIDITY AND WE WILL NEED TO RAISE ADDITIONAL EQUITY OR DEBT FINANCING TO FUND OUR OPERATIONS.

To date, we have had no meaningful revenues and there is a "Going Concern" reservation in our auditor's opinion for the year ended June 30, 2003. We have heretofore financed our business through the procurement of capital investments. At December 31, 2003, we had cash, cash equivalents and short-term investments of $374,000; our accounts payable were approximately $44,000, and we had accrued expenses of $86,000. In September and October 2003 we raised an additional $700,000 through the issuance of convertible debentures, which mature in 2004. In order to address our immediate liquidity issues, we are seeking additional debt or equity financing. We currently do not have any credit arrangements. We may not be able to obtain additional debt or equity financing. If successful in raising additional financing, we may not be able to do so on terms that are not excessively dilative to existing stockholders or less costly than existing sources of financing. Failure to secure additional financing in a timely manner and on favorable terms in the future could have a material adverse impact on our financial performance and stock price and require us to implement certain cost reduction initiatives and curtail our operations.

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

WE HAVE A HISTORY OF LOSSES AND DO NOT KNOW WHEN WE MAY BECOME PROFITABLE OR IF WE DO BECOME PROFITABLE WHETHER WE CAN SUSTAIN PROFITABILITY.

We have incurred net losses of $7,845,022 since inception. As of December 31, 2003, we had an accumulated deficit of $7,845,022 million and we expect to continue to incur net losses for the foreseeable future. We also expect to incur significant product development, sales and marketing and general and administrative expenses. As a result, we will need to generate increased revenues to achieve profitability and we may not be able to generate sufficient revenues to achieve profitability. To increase our revenues, we must increase sales of our existing products and introduce new products that we have either developed internally or acquired through other arrangements. While we believe we can grow our revenues from our existing product through internal actions, the rate of growth will most likely not allow us to achieve our breakeven quarterly revenue level in a timely manner. Therefore, we continue to evaluate business combinations and partnering arrangements in our core business areas that would improve our market share position, increase our revenue, improve on our net loss position and accelerate our ability to reach profitability. While we are seeking acquisitions that we believe would improve our financial results, a completed acquisition may not provide the anticipated financial results, thus leading to continuing net losses. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. We are seeking to increase our revenues by increasing the sales of our existing products through the expansion of our marketing program and our sales force. We are also exploring the development of new products that are synergistic to our existing business and actively seeking out acquisition and partnering prospects that would complement our existing product offerings, augment our market coverage, or enhance our technological capabilities. There can be no assurance that we will be successful in increasing sales of our existing products or in developing or locating new products. Even if we were able to develop or acquire new products, there can be no assurance that sales of these new products would result in increased revenues, in which case our business, results of operations and financial condition would be materially and adversely affected.

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

WE DEPEND ON THIRD-PARTY TECHNOLOGY FOR THE DEVELOPMENT OF OUR SOFTWARE. IF WE WERE TO TERMINATE OUR RELATIONSHIP WITH SUCH THIRD PARTY PROVIDER, WE COULD EXPERIENCE DELAYS IN FUTURE PRODUCT RELEASES AND IMPROVEMENTS PRODUCTS.

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

We outsourced the packaging of our facestm 4.0 product to a single third party contractor. If we continue to use third parties for the packaging of our products, we may experience in the future delays or disruptions in the distribution of our products or quality control issues.

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

* Options to purchase approximately 250,000 shares of our common stock were outstanding as of January 31, 2004;

* Warrants to purchase approximately 450,000 shares of common stock were outstanding as of January 31, 2004;

* Debentures, convertible into 4,600,000 shares of common stock had been issued as of January 31, 2004 and the shares of common stock into which such debentures are convertible are being registered as part of this registration statement

The options and warrants described above permit the holders to purchase shares of common stock at specified prices. These purchase prices may be less than the then current market price of our common stock. Any shares of common stock issued pursuant to these options or warrants (or the convertible debentures described above) would further dilute the percentage ownership of existing stockholders. The terms on which we could obtain additional capital during the life of these options, warrants or convertible debentures may be adversely affected because of such potential dilution. Finally, we may issue additional shares in the future other than as listed above. There are no preemptive rights in connection with our common stock. Thus, the percentage ownership of existing stockholders may be diluted if we issue additional shares in the future. For issuances of shares and grants of options to consultants, our Board of Directors will determine the timing and size of the issuances and grants, and the consideration or services required thereof. Our Board of Directors intends to use its reasonable business judgment to fulfill its fiduciary obligations to our then existing stockholders in connection with any such issuance or grant. Nonetheless, future issuances of additional shares could cause immediate and substantial dilution to the net tangible book value of shares of common stock issued and outstanding immediately before such transaction. Any future decrease in the net tangible book value of such issued and outstanding shares could materially and adversely affect the market value of the shares.

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

                                     PART II

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

IQ Biometrix established a vendor payment policy whereby it may compensate vendors in shares of its common stock in lieu of cash. In the three month period ended December 31, 2003, 260,748 shares were issued to vendors relying upon the exemption under sections 4(2) and 4(6) of the Securities Act of 1933 and which represented compensation for the period of $190,962. The vendors have taken the shares for investment.

In addition, in the three month period ended December 31, 2003, IQ Biometrix issued 741,846 shares of common stock to consultants for services rendered and which represented compensation for the period of $821,072. These shares are registered pursuant to the Company's Registration Statement on Form S-8.

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

ITEM 3. CONTROLS AND PROCEDURES

      In accordance with the Securities and Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2003, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There has been no change in our internal controls over financial reporting that occurred during the three and six months ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits:

Exhibit No. Description
-----------------------

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

                               IQ BIOMETRIX, INC.
                               ------------------
                                  (Registrant)


       Date February 17, 2004                     /s/ William Scigliano
                                                  ----------------------------
                                                  President & CEO

       Date February 17, 2004                     /s/ Michael Walsh
                                                  ----------------------------
                                                  Chief Financial Officer