Form 10KSB/A
period 2003-06-30
IQ BIOMETRIX INC
filed 2004-03-12
CIK 1051902

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

We are seeking to increase our revenues by increasing sales of our existing products through the expansion of our marketing program and our sales force. We are also exploring the development of new products that are synergistic to our existing business and actively seeking out acquisition and partnering prospects that would complement our existing product offerings, augment our market coverage, or enhance our technological capabilities. There can be no assurance that we will be successful in increasing sales of our existing products, developing or locating new products, or consummating any acquisitions or partnering transactions. Even if we were able to develop or acquire new products, there can be no assurance that sales of these new products would result in increased revenues, in which case our business, results of operations and financial condition would be materially and adversely affected. The Company has no material commitments for capital expenditures and there are no anticipated material capital expenditures that are reasonably expected to have a material impact on the Company.

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

WE HAVE A HISTORY OF LOSSES AND DO NOT KNOW WHEN WE MAY BECOME PROFITABLE OR IF WE DO BECOME PROFITABLE WHETHER WE CAN SUSTAIN PROFITABILITY.

We have incurred net losses of $6,806,144 since inception. As of September 30, 2003, we had an accumulated stockholder deficit of $694,295 and we expect to continue to incur net losses for the foreseeable future. We also expect to incur significant product development, sales and marketing and general and administrative expenses. As a result, we will need to generate increased revenues to achieve profitability and we may not be able to generate sufficient revenues to achieve profitability. To increase our revenues, we must increase sales of our existing products and introduce new products that we have either developed internally or acquired through other arrangements. While we believe we can grow our revenues from our existing product through internal actions, the rate of growth will most likely not allow us to achieve our breakeven quarterly revenue level in a timely manner. Therefore, we continue to evaluate business combinations and partnering arrangements in our core business areas that would improve our market share position, increase our revenue, improve on our net loss position and accelerate our ability to reach profitability. While we are seeking acquisitions that we believe would improve our financial results, a completed acquisition may not provide the anticipated financial results, thus leading to continuing net losses. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. We are seeking to increase our revenues by increasing the sales of our existing products through the expansion of our marketing program and our sales force. We are also exploring the development of new products that are synergistic to our existing business and actively seeking out acquisition and partnering prospects that would complement our existing product offerings, augment our market coverage, or enhance our technological capabilities. There can be no assurance that we will be successful in increasing sales of our existing products or in developing or locating new products. Even if we were able to develop or acquire new products, there can be no assurance that sales of these new products would result in increased revenues, in which case our business, results of operations and financial condition would be materially and adversely affected.

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

      * Warrants to purchase approximately 450,000 shares of common stock were outstanding as of October 31, 2003;

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

      * Continue to receive valuable endorsements, recognition and product use: The FACES technology has been endorsed by John Walsh, host of the Fox Network television series "America's Most Wanted," which is viewed by 15 million people every week, and "Americas Most Wanted" has adopted the FACES software as a crime-solving tool. We will continue to seek endorsements from groups such as these.

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

               PRODUCT DEVELOPMENT, MANUFACTURING AND FULFILLMENT

To date, our products have been developed primarily through the use of outside contractors. On May 31, 2002, we entered into an agreement with Entreprise Cogniscience, Inc., a privately-held software development company, to develop our latest product FACES(TM) 4.0. However, we plan to bring the development process in house, which we believe will enable us to maintain closer technical control over our products and give us the freedom to designate which modifications and enhancements are most important and when they should be implemented. Product documentation is generally created internally. We believe that a crucial factor in the success of a new product is getting it to market quickly to respond to new user needs or advances in hardware, without compromising product quality. We strive to maintain our relationship with our customers so that we can become informed at the earliest possible time about changing usage patterns and hardware advances that may affect software design.

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

We outsource the packaging of our product, which consists of transferring our FACES(TM) software onto compact discs, quality control testing and packaging the CDs and manuals, to the Stephen Gould Corporation in Sacramento, CA. There are a number of software packaging companies that we could use in the event our current vendor becomes unavailable. We have multiple sources for compact discs. Quality control tests are selectively performed on finished products. We also outsource our product fulfillment to OnFulfillment Inc. of Newark, CA, which stores inventory, packages and ships orders.

We presently manage all our own information processing, vendor management, logistics services, licensing, and related supporting functions from our Fremont, California office.

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

During fiscal year 2003 we derived substantially all of our revenues from sales of our FACES(TM) 3.0 product. In July 2003, we launched FACES(TM) 4.0. FACES(TM)
4.0 contains significant enhancements and new features over FACES(TM) 3.0, including the ability to use the TRAK service offered by Social Tech, Inc., which allows any police officer to create high-resolution photo bulletins and share them electronically with other law enforcement jurisdictions, the media, and the community where appropriate. Revenues in fiscal year 2002 and 2003 were derived from a diverse customer base sold mainly in units of 1 to 50. No customer was responsible for more than 2% of revenues and 90% of our revenues came from sales to new customers.

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

Research and development expenses increased 7% from $138,000 for the twelve months ended June 30, 2002 compared to $147,000 for the twelve months ended June 30, 2003 primarily related to the development of FACES(TM) 4.0. Research and development expenses consist primarily of salaries and related personnel expenses, fees paid to consultants and outside service providers, and other expenses related to the design, development, testing and enhancements of our products. We expense our research and development costs as they are incurred. We believe that a significant level of investment for product research and development is required to remain competitive. Accordingly, we expect to continue to devote substantial resources to product research and development, and we expect our research and development expenses to continue to increase in the future.

                         LIQUIDITY AND CAPITAL RESOURCES

From our inception in 2002 we have financed our operations primarily through private sales of common stock and convertible debentures. At June 30, 2003 we had negative working capital of approximately $935,000 which consisted of convertible debentures in the amount of $538,000 and $168,000 owed to members of our board of directors.

As of June 30, 2003, we had a liquidity shortfall and there is a "Going Concern" reservation in our auditor's opinion for the year ended June 30, 2003. However, we believe we have sufficient cash and cash flow to meet our current operating cash flow requirements for the next four to six months. At June 30, 2003 we had cash of $97,680, accounts payable of approximately $143,000 and accrued expenses of approximately $401,700 of which $168,000 was owed to members of the Company's board of directors.

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

RECENT EVENTS

In March, April and May 2003, IQ Biometrix completed the issuance of $400,000 in 10% secured convertible debentures due April 1, 2004. Interest is payable in common shares, assuming full conversion and no early retirement, these debentures including interest payments, may convert into 1.6 million shares of common stock.

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

RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED JUNE 30, 2003 AND 2002

Revenues increased 8% from $98,000 to $106,000 for twelve months ended June 30, 2002 and 2003 respectively, primarily as a result of the increase in sales to new customers. Gross Revenues were the sale of Faces 3.1 and Faces LE software. Revenue from our latest quarter was from a diverse retail customer base sold mainly in units of 1 to 50. No customer made up more than 2% of gross revenue and 90% of our revenue came from new customers.

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

CRITICAL ACCOUNTING POLICIES

Intangible Assets

Intangibles consist of software, including purchased software, and development of new software products and enhancements to existing software products. Until technological feasibility is established, costs associated with software development, including costs associated with the acquisition of intellectual property relating to software development, is expensed as incurred. After technological feasibility is established and until the products are available for sale, software development costs are capitalized and amortized over the greater of the amount computed using (a) the ratio that current gross revenue for the product bears to the total of current and anticipated future gross revenue for that product or (b) the straight line method over the estimated economic life of the product including the period being reported on. The amortization period has been determined as the life of the product, which is three years. During fiscal 2002 and 2003, the Company's software costs were amortized straight-line over three years resulting in $26,939 of amortization in fiscal 2003, which is included in cost of goods sold in our accompanying statement of operations. The Company estimates amortization expense of approximately $48,000 in fiscal 2004, $26,000 in fiscal 2005 and $21,000 in fiscal 2006. At June 30, 2003 we had a net carrying value for our intangible assets of $94,000.

Revenue Recognition

We adopted revenue recognition policies to comply fully with the guidance in Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Revenue consists of shipped customer orders and completed services. We have an increasing sale order backlog, however those orders are not considered revenue until the order is shipped and services are rendered.

We account for the licensing of software in accordance with American Institute of Certified Public Accountants (AICPA) Staetment of Position (SOP) 97-2, Software Revenue Recognition. The application of SOP 97-2 requires judgment, including whether vendor-specific objective evidence (VSOE) of fair value exists for those elements. Changes to the elements in a software arrangement, the ability to identify VSOE for those elements life cycle could materially impact the amount of earned and unearned revenue. Judgment is also required to assess whether future releases of certain software represent new products or upgrades and enhancements to existing products.

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

Greg J. Micek has served as a Director of the Company since inception. In addition, from March to September 2003, Mr. Micek served as the Company's Vice President of Corporate Development. From July 2002 until March 2003, Mr. Micek served as the Company's President. From March 2002 until July 2002, Mr. Micek served as the Company's Executive Vice President and Chief Financial Officer. Since 1983, Mr. Micek has been a principal of The Micek Group, a consulting firm. Mr. Micek received a Bachelor of Arts and a Doctorate of Jurisprudence from Creighton University.

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

Name and Address of                        Beneficial Ownership(1)
Beneficial Owner                           Number of Shares         Percent
----------------                           ----------------         -------
Pierre Cote                                  1,719,549(2)             8.2%
2555 W. Bluff #179
Fresno, California 93711

Forte Capital Partners LLC                   1,650,000(3)             7.7%
4 Embarcadero Center, Suite 1590
San Francisco, CA 94111

Daniel McKelvey                              1,650,000(4)             7.7%
4 Embarcadero Center, Suite 1590
San Francisco, CA 94111

Marcos Santos                                1,650,000(5)             7.7%
4 Embarcadero Center, Suite 1590
San Francisco, CA 94111

Special Equity IV, LP                        1,650,000(6)             7.7%
4 Embarcadero Center, Suite 1590
San Francisco, CA 94111

Clyde Berg                                   1,724,145(7)             9.4%
10600 N. De Anza Boulevard
Cupertino, California 95014

Name and Address of                        Beneficial Ownership(1)
Beneficial Owner                           Number of Shares         Percent
----------------                           ----------------         -------
Eric McAfee                                  1,676,350(8)            8.0%
10600 N. De Anza Boulevard
Cupertino, California 95014

Greg J. Micek                                1,526,428(9)            7.2%
5444 Westheimer, Suite 2080
Houston, Texas 77056

Sylvie Lariviere                             1,415,420(10)           6.7%
293 Cahuenga Street
Oxnard, California 93035

Cagan McAfee Fund                            1,000,000(11)           5.4%
10600 N. De Anza Boulevard
Cupertino, California 95014

William Scigliano                              550,000(12)           2.6%
39111 Paseo Parkway, Suite 304
Fremont, Ca 94538

Morden C. Lazarus                              336,355(13)           1.6%
759 Square Victoria, Suite 200
Montreal, QC
CANADA  H2Y 2J7

Seth Horn                                       67,000                 *
39111 Paseo Parkway, Suite 304
Fremont, Ca 94538

All directors and officers
as a group (five persons)                    4,156,133(14)          18.9%

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

As part of the Merger, the Company assumed the existing advisory agreement (the "McAfee Advisory Agreement") between IQ Biometrix California, Inc. and Eric A. McAfee, a director of the Company. The McAfee Advisory Agreement had a term of two years and was to expire in accordance with its term at the end of April 2004, subject to earlier termination upon the occurrence of certain events. Under the McAfee Advisory Agreement Mr. McAfee was to receive $9,600 per month. Mr. McAfee was also entitled to participate in any and all employee benefit plans established for the employees of the Company and to receive an expense reimbursement for Cupertino office rent of $2,800 per month. The McAfee Advisory Agreement did not contain any covenant not to compete. The McAfee Advisory Agreement was terminated as of March 31, 2003. Mr McAfee received a total of $48,000 under the agreement in advisory fees and $30,800 in expense reimbursements prior to termination. On November 11, 2003, the Company entered into a settlement agreement with Mr. McAfee in connection with the termination of the McAfee Advisory Agreement. Under the settlement agreement, the Company paid Mr. McAfee $24,000 on November 15, 2003, and agreed to pay Mr. McAfee an additional $50,000 at such time as the Company raises financing in an aggregate amount of $2,000,000. In addition, the Company released Mr. McAfee from his agreement to deliver up to 700,000 shares of IQ Biometrix common stock held by Mr. McAfee to the company in connection with the MVION Note described below.

In connection with a financing transaction with Special Equity IV, L.P. ("SEIVLP") involving warrants, the Company acquired from SEIVLP a Secured Convertible Promissory Note having a face amount of a $2.2 million dollar (the "MVION Note") due from MVION, Inc., a technology company known as KachinaGuide. Eric A. McAfee, a director of the Company, is the sole director and officer of MVION. Daniel McKelvey, a selling stockholder, is a managing member of Forte Capital Partners LLC, the general partner of SEIVLP. The KachinaGuide, was a realtime interactive tool to conduct highly refined searches across heterogeneous data sources. KachinaGuide's searching technology uses patented algorithms that processed queries in the users' own words leading customers to specific data (i.e. products and services) or suggests alternatives based on the users' preferences. MVION's business failed, and the MVION Note was in default at the time of the Company's acquisition of it. The MVION Note is secured by a lien on MVION's assets, which in the event MVION defaulted on the Note would entitle the holder thereof to acquire all of the assets, including the intellectual property assets of MVION. When the Company acquired the Note from SEIVLP, management believed that MVION's assets, particularly its intellectual property assets, were worth the approximately $178,000 value of the stock and warrants issued to SEIVLP. In addition, Eric McAfee agreed that if the intellectual property assets of MVION were later determined to be worth less than the value of the stock and warrants issued to SEIVLP, he would return a number of shares of the Company's common stock held by him, up to 700,000 shares, to the Company. As stated above, the Company later released Mr. McAfee from his obligation to return shares to the Company in connection with a settlement agreement entered into with Mr. McAfee in November 2003. The Company has subsequently determined the intellectual property was worthless and has not foreclosed on the Note. However, the Company has recently begun exploring the possibility of exercising its rights as a secured creditor with respect to the MVION assets securing the MVION Note, however, the Company can give no assurances as to its ability to collect on MVION Note, its efforts to exercise its rights with respect to the MVION Note, or the benefit of the assets securing such note in the event that the Company eventually acquires ownership of them.

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

                               IQ BIOMETRIX, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Year Ended June 30, 2003 and Period From

July 10, 2001 (Inception) Through June 30, 2002

                                                                                      2003            2002
                                                                                  -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                       $(3,887,691)    $  (984,265)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                    30,603          22,449
      Stock  and options issued for services                                        1,791,503         100,830
      Amortization of debt discount                                                   240,022              --
      Provision of doubtful notes receivable                                          350,000              --
   Change in assets and liabilities:
         Trade accounts receivable                                                     (5,973)             --
         Prepaid expenses and other current assets                                    (11,603)             --
         Inventory                                                                     24,952         (31,000)
         Accounts payable                                                              85,806           2,804
         Accrued liabilities                                                          401,712              --
                                                                                  -----------     -----------
Net cash used in operating activities                                                (980,669)       (889,182)
                                                                                  -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of intangible asset                                                       (63,002)        (80,818)
   Advance to IQ Entertainment                                                             --         (26,279)
   Advance to NSS                                                                    (400,000)             --
   Purchase of office equipment                                                       (11,161)             --
                                                                                  -----------     -----------
Net cash used in investing activities                                                (474,163)       (107,097)
                                                                                  -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock                                                 200,000       1,088,492
   Stock options exercised                                                             10,300              --
   Sale of convertible debentures                                                   1,200,000              --
   Proceeds from note payable                                                          50,000              --
                                                                                  -----------     -----------
Net cash provided by financing activities                                           1,460,300       1,088,492
                                                                                  -----------     -----------

NET INCREASE  IN CASH                                                                   5,468          92,213

CASH AND CASH EQUIVALENTS, beginning of year                                           92,213              --
                                                                                  -----------     -----------

CASH AND CASH EQUIVALENTS, end of year                                            $    97,681     $    92,213
                                                                                  ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Payment of interest                                                            $        --     $        --
                                                                                  ===========     ===========
   Payment of taxes                                                               $        --     $        --
                                                                                  ===========     ===========

NONCASH DISCLOSURES
   Common stock issued to pay debt                                                $        --     $    41,000
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

INTANGIBLES

Intangibles consist of software, including purchased software, and development of new software products and enhancements to existing software products. Until technological feasibility is established, costs associated with software development, including costs associated with the acquisition of intellectual property relating to software development, is expensed as incurred. After technological feasibility is established and until the products are available for sale, software development costs are capitalized and amortized over the greater of the amount computed using (a) the ratio that current gross revenue for the product bears to the total of current and anticipated future gross revenue for that product or (b) the straight line method over the estimated economic life of the product including the period being reported on. The amortization period has been determined as the life of the product, which is three years. During fiscal 2002 and 2003, IQ Biometrix's software costs were amortized straight-line over three years resulting in $26,939 of amortization in fiscal 2003, which is included in cost of goods sold in the accompanying statement of operations. The Company estimates amortization expense of approximately $48,000 in fiscal 2004, $26,000 in fiscal 2005 and $21,000 in fiscal 2006.

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
                                                              =========

REVENUE RECOGNITION

IQ Biometrix follows the provisions of the statement of position "SOP" 97-2, Software Revenue Recognition as amended by SOP 98-9, Modification of SOP 97-2 Software Revenue Recognition, with Respect to Certain Transactions. Generally, IQ Biometrix recognizes revenue when it is realized or realizable and earned. IQ Biometrix considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectability is reasonably assured. IQ Biometrix reduces revenue for estimated customer returns, rotations and sales rebates when such amounts are estimable. When not estimable, IQ Biometrix defers revenue until the product is sold to the end customer. As part of its product sales price, IQ Biometrix provides telephone support, which is generally utilized by the customer shortly after the sale. The cost of the phone support is not significant but is accrued in the financial statements. IQ Biometrix recognizes revenue for training on the date the training is performed. IQ Biometrix has only recognized approximately $10,000 related to training revenue since inception.

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
                                                                          ===============    ===============

The weighted average fair value of each option granted under IQ Biometrix's employee option plans during fiscal 2003 and 2002 was approximately $.75 and $0, respectively. These amounts were determined using the Black Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, expected dividend payments and the risk-free interest rate over the expected life of the option. The dividend yield was zero in 2003 and 2002. The expected volatility was based on the historic stock prices. The expected volatility was 133%, and .001% for 2003 and 2002, respectively. The risk-free interest rate was the rate available on zero coupon U.S. government issues with a term equal to the remaining term for each grant. The risk-free rate was 3.5% in 2003 and 5% in 2002. The expected life of the options was estimated to be five years.

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

                               IQ BIOMETRIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

IQ Biometrix's future success is dependent upon its ability to achieve profitable operations, generate cash from operating activities and obtain additional financing. There is no assurance that IQ Biometrix will be able to generate sufficient cash from operations, sell additional shares of common stock or borrow additional funds.

IQ Biometrix's inability to obtain additional cash could have a material adverse effect on its financial position, results of operations and its ability to continue in existence. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - NOTE RECEIVABLE

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

In September 2003 the private entity made payments totaling $50,000, however, they did not make the entire payment due under the agreement on September 30, 2003. Due to the uncertainty of collectibility, IQ Biometrix recorded a provision for uncollectible notes receivable totaling $350,000 in fiscal 2003.

NOTE 4 - ACCRUED EXPENSES

Accrued expenses consisted of the following at June 30, 2003

         Accrued stock rights                           $  168,000
         Accrued salaries                                  109,647
         Reimbursable expenses due to officers              51,024
         Accrued interest                                   36,573
         Accrued insurance premium                          20,321
         Other                                              16,147
                                                        ----------
                                                        $  401,712
                                                        ==========

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

                               IQ BIOMETRIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - CONVERTIBLE DEBENTURES

In August and September 2002, IQ Biometrix sold convertible debentures with a face value of $350,000 to various individuals. The debentures are convertible into shares of IQ Biometrix at the option of the holder at 80% of the average closing price as of date of conversion, with a minimum conversion amount of $.50 and a maximum conversion amount of $1.50 per share. The debentures accrue interest at 6% per annum and were due on August 1, 2003, but were not paid. The conversion price of the debentures is subject to adjustment at any time as the result of any subdivision, stock spit, and combination of shares or recapitalization. These notes were registered as part of IQ Biometrix SB -2 registration statement filed August 1, 2003. Each debenture holder should have received 10,000 shares of common stock per $100,000 loaned as an origination fee. As of June 30, 2003, no shares have been issued.

In March, April, and May 2003, IQ Biometrix sold convertible debentures with a face value of $400,000 and warrants to acquire up to 1,600,000 shares of common stock to two individuals. The debentures are convertible into shares of IQ Biometrix at $.20 per share at maturity or upon prepayment of at least 75% of the face amount at the option of the holder. The debentures are due on April 1, 2004 and accrue interest at 10% per annum payable at maturity. At the option of IQ Biometrix, the interest can be paid in either cash or additional shares of common stock. Warrants excercisable for 400,000 shares of IP Biometrix common stock were issued upon the closing of this transaction and an additional warrant exercisable for 400,000 shares of IQ Biometrix common stock are issued every quarter until the debentures mature. The warrants are exercisable for a period of five years from the date of issuance. The conversion price of the debentures and exercise price of the warrants are subject to adjustment at any time as the result of any subdivision, stock spit, and combination of shares or recapitalization. These notes were registered as part of IQ Biometrix SB2 registration statement filed August 1, 2003

In May and June 2003, IQ Biometrix sold convertible debentures with a face value of $400,000 and warrants excercisable for up to 320,000 shares of common stock to two individuals. The debentures are convertible into shares of IQ Biometrix at $.30 to .50 per share at maturity or upon prepayment of at least 75% of the face amount at the option of the holder. The debentures are due on June 1, 2004 and accrue interest at 10% per annum payable at maturity. At the option of he Company, the interest can be paid in either cash or additional shares of common stock. The warrants are exercisable at $.50 per share for a period of five years from the date of issuance. The conversion price of the debentures and exercise price of the warrants are subject to adjustment at any time as the result of any subdivision, stock spit, and combination of shares or recapitalization. These notes were registered as part of IQ Biometrix's SB2 registration statement filed August 1, 2003

Under generally accepted accounting principles, IQ Biometrix is required to record the value of the beneficial conversion feature of these convertible debentures as a debt discount. In addition, the value of the warrants using the Black Scholes method is also recorded as a debt discount. The total debt discount recorded on the sales of convertible debentures during fiscal 2003 was approximately $879,000. This debt discount will be amortized and charged to interest expense over the terms of the respective debentures. In the event the investors convert the debentures prior to the maturity of the agreements then generally accepted accounting principles require IQ Biometrix to expense the unamortized balance of the debt discount in full.

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

                               IQ BIOMETRIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - CAPITAL STOCK

The total number of shares of capital stock which IQ Biometrix has the authority to issue is 60,000,000 shares. This included 10,000,000 shares of $.01 par value preferred stock and 50,000,000 share of $.01 par value common stock. The board of directors is authorized create the preferred stock series and set designate the powers, preferences and rights of the preferred stock.

On November 15, 2002, IQ Biometrix entered into an agreement with Special Equity IV, L.P. to sell 500,000 shares of IQ Biometrix common stock to Special Equity at a purchase price of $.40 per share. The closing price of IQ Biometrix common stock on November 15, 2002 was $.41 per share. The purchase of the shares was made in two tranches of $100,000, the first occurring on November 15, 2002 and the second occurring on December 15, 2002.

During fiscal 2003, consultants exercised options to purchase 103,000 shares of common stock. IQ Biometrix received proceeds of $10,300. As of June 30, 2003, these shares have not been issued by the transfer agent but are shown as issued and outstanding in the accompanying financial statements.

During fiscal 2003, IQ Biometrix issued 1,848,600 shares of its common stock to various non-employees for consulting services. The stock was valued using the closing price of the Company's common stock on the date issued and expensed immediately because the consultants are not required to return the shares in the case of non-performance of services. This is in accordance with EITF 00-18, Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees, which requires recognizing equity instruments whcn issued if no obligation to earn the equity instrument exists.

NOTE 8 - STOCK OPTIONS AND WARRANTS

IQ Biometrix's 2001 Stock Option Plan provides for the grant of both qualified and non-qualified stock options to directors, employees and consultants. The option grants are administered by the Board of Directors, who have substantial discretion to determine which persons, amounts, time, price, exercise terms, and restrictions, if any.

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
                                                                 ==============

                               IQ BIOMETRIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Included in the 1,855,000 options issued during fiscal 2003 were 355,000 options issued to third party consultants. During fiscal 2003, IQ Biometrix expensed $184,630 related to the fair value of the options issued to these consultants. The fair value was determined using the Black Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, expected dividend payments and the risk-free interest rate over the expected life of the option. The dividend yield was zero. The expected volatility of 133% was based on the historic stock prices. The risk-free interest rate was the rate available on zero coupon U.S. government issues with a term equal to the remaining term for each grant. The risk-free rate was 3.5% in 2003. The expected life of the options was estimated to be five years.

The fiscal 2003 expense was calculated based on the vesting period of the options. As of June 30, 2003, 300,000 shares of the options were vested leaving approximately $15,000 remaining fair value, which will be expensed over the remaining vesting period.


The following table summarizes stock warrant activity:

Outstanding, July 1, 2002                                                     --
Granted                                                                1,720,000
Canceled or expired                                                           --
Exercised                                                                     --
                                                                  --------------
Outstanding, June 30, 2003                                             1,720,000
                                                                  ==============
Exercisable at June 30, 2003                                           1,720,000
                                                                  ==============
Weighted-average exercise price                                   $          .74
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

In April 2003, IQ Biometrix issued 400,000 warrants to investors in connection with a sale of convertible debentures in the amount of $400,000. IQ Biometrix valued these warrants using the Black Scholes Model and will amortize the costs as part of the debt discount over the term of the debentures. In addition to these warrants, the debenture holders will be issued 400,000 additional warrants each quarter until maturity of the debentures unless IQ Biometrix pays the debt prior to maturity.

In December 2002, IQ Biometrix issued warrants to acquire 1,000,000 shares of IQ Biometrix common stock in connection with the purchase of a note receivable from a related party (see note 11).

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

NOTE 11 - RELATED PARTY TRANSACTIONS

On February 11, 2003, IQ Biometrix purchased a note receivable from a private equity fund, which is a shareholder of IQ Biometrix. The equity fund had a note receivable that was in default totaling $2,500,000 from a corporation in which a shareholder and sole director is also a director and shareholder of IQ Biometrix. IQ Biometrix issued warrants to acquire 1,000,000 shares of common stock at $1.00 and agreed to issue 700,000 shares of IQ Biometrix common stock as consideration for the note receivable and underlying collateral. The common stock had a value of $168,000 on the date of the agreement and the warrants were valued at $10,000. The note receivable was secured by assets of the issuer of the note, including intellectual property. IQ Biometrix acquired the note in order to acquire the assets securing the note by issuing shares of its common stock in exchange for the note receivable and the assignment of the security interest. IQ Biometrix recorded an asset of $10,000 related to the value of the security interest in the intellectual property and expensed the difference in the accompanying statement of operations As of June 30, 2003, the 700,000 shares of common stock have not been issued and are reflected in accrued expenses in the accompanying balance sheet.

The exercisability of the warrants lapses over time as follows: 100,000 in July 2003 and 150,000 shares per month from August 2003 through January 2004.

NOTE 12 - SUBSEQUENT EVENTS

Subsequent to June 30, 2003, IQ Biometrix issued 2,638,669 share s of its common stock to various consultants. IQ Biometrix recorded $2,382,431 in expense based on the closing price of the stock on the date issued.

In October 2003, IQ Biometrix issued to two individual investors 6% convertible debentures in the principal amount of $200,000 due in one year, and convertible anytime by the holder into IQ Biometrix common stock at a conversion price of $.64 per share. In connection with this transaction, IQ Biometrix issued to the investors warrants exercisable for 160,000 shares of IQ Biometrix common stock at an exercise price of $1.25 per share.

In September 2003, IQ Biometrix sold convertible debentures with a face value of $500,000 and warrants to acquire up to 400,000 shares of IQ Biometrix at $1.25 per share. The debentures are convertible into shares of IQ Biometrix at $.64 per share.

In September 2003, IQ Biometrix issued 80,000 shares of common stock and warrants to acquire 40,000 shares of common stock at $1.25 per share to an individual for consulting services. The Company recorded expense totaling $68,000 for the stock issued based on the closing market price on the date issued. The fair value of the warrants totaled $14,400 and was determined using the Black Scholes option-pricing model, which values warrants based on the stock price at the grant date, the expected life of the warrant, the estimated volatility of the stock, expected dividend payments and the risk-free interest rate over the expected life of the option. The dividend yield was zero, the expected volatility was 138% and the risk-free interest rate was 3.5% and the expected life of the warrants was estimated to be five years.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, IQ Biometrix, Inc. has duly caused this annual report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

March 11, 2004                        IQ BIOMETRIX, INC.


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

Name                                     Title                        Date
----                                     -----                        ----
/s/ William Scigliano           Chief Executive Officer          March 11, 2004
----------------------------    (Principal Executive Officer)
William Scigliano


/s/ Greg. J. Micek              Director                         March 11, 2004
----------------------------
Greg J. Micek


/s/ Morden C. Lazarus           Director                         March 11, 2004
---------------------
Morden C. Lazarus


/s/ Michael Walsh               Chief Financial Officer,         March 11, 2004
----------------------------    Treasurer & Controller
Michael Walsh                   (Principal Financial Officer
                                and Principal Accounting
                                Officer)