Form 10QSB/A
period 2003-12-31
IQ BIOMETRIX INC
filed 2004-03-12
CIK 1051902

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

                        For the transition period from to

                        Commission file number 000-24001

                               IQ BIOMETRIX, INC.

        (Exact name of small business issuer as specified in its charter)

          Delaware                                           76-0552098
-------------------------------                         -------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                           Identification No.)

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

SIGNATURES

                          PART I. FINANCIAL STATEMENTS

Item 1. Consolidated Financial Statements (unaudited)

                           CONSOLIDATED BALANCE SHEET
                                December 31, 2003

                                ASSETS
CURRENT ASSETS:
Cash                                                                              $   374,405
Trade accounts receivable, net of allowance for
  doubtful accounts of $0                                                              45,635
Inventory                                                                              11,188
Other                                                                                  19,074
                                                                                  -----------
      Total current assets                                                            450,302
INTANGIBLES, net                                                                      126,126
OFFICE EQUIPMENT, net                                                                   7,562
                                                                                  -----------
      Total assets                                                                $   583,990
                                                                                  ===========
                 LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Convertible debentures, net of discount                                           $ 1,208,442
Accounts payable                                                                       44,270
Accrued expenses                                                                      107,505
                                                                                  -----------
      Total current liabilities                                                     1,360,207
COMMITMENTS

STOCKHOLDERS' DEFICIT:
Preferred stock, $.01 par value; 10,000,000 shares authorized, none issued -
Common stock, $.01 par value; 50,000,000 shares authorized, 22,778,142 shares outstanding, $227,782; additional paid-in capital $7,174,376; Accumulated deficit ($8,178,385)

      Total stockholders' deficit                                                    (776,227)
                                                                                  -----------
      Total liabilities and stockholders' deficit                                 $   583,990
                                                                                  ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               IQ BIOMETRIX, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                       For the three months ended          For the six months ended
                                              December 31,                        December 31,
                                     ------------------------------      ------------------------------
                                         2003              2002              2003              2002
                                     ------------      ------------      ------------      ------------
Revenues                             $     55,253            28,305           138,348            49,387
Operating expenses

   Cost of sales                           36,014            13,237            51,082            27,592
   Sales and marketing                     32,120            37,056           180,814            85,884
   General and administrative             868,684           328,869         2,300,514           611,162
   Research and development                61,200            55,028           150,168            80,267
   Impairment                              20,042            52,401            20,042            52,401
   Depreciation                             1,053                 0             7,668                 0
                                     ------------      ------------      ------------      ------------
                                        1,019,113           486,591         2,710,288           857,306
                                     ------------      ------------      ------------      ------------
     Operating loss                      (963,860)         (458,286)       (2,571,940)         (807,919)
Other Expense:
   Interest Expense, net                  408,381             9,112           734,489            19,112
                                     ------------      ------------      ------------      ------------
Net Loss                             $ (1,372,241)         (467,398)       (3,306,429)         (827,031)
                                     ============      ============      ============      ============

Basic and Diluted loss per share           ($0.06)           ($0.03)           ($0.16)           ($0.05)
Weighted average shares
   outstanding                         21,172,208        16,517,785        20,193,034        16,502,785

                                IQ BIOMETRIX, INC
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                 For the Six Months Ended
                                                                       December 31,
                                                               ----------------------------
                                                                  2003             2002
                                                               -----------      -----------
OPERATING ACTIVITIES:
   Net loss                                                    $(3,306,429)     $  (827,031)
   Adjustments to reconcile net loss to
        net cash used in operating activities
          Depreciation and amortization                             37,123           13,470
          Stock Warrants issued as interest on loans                    --           19,112
          Common stock issued for services                       2,382,431           64,517
          Common stock issued for debt                             190,962               --
          Impairment                                                20,042           52,401
          Amortization of debt discount                            595,935               --
             Changes in assets and liabilities:
               Account receivable                                  (39,662)              --
               Advance to IQ Entertainment                              --          (26,121)
               Inventory                                            (5,180)          12,000
               Prepaid expenses                                     18,808               --
               Accounts payable and accrued expenses              (197,161)          92,426
                                                               -----------      -----------
   Net cash used in operating activities                          (303,181)        (599,226)
                                                               -----------      -----------

     Investing activities
               Purchase of fixed assets                             (1,845)              --
               Purchase of Intellectual Property                   (50,000)              --
               Collection of note receivable                        50,000               --
                                                               -----------      -----------
   Net cash used in investing activities                            (1,845)              --
                                                               -----------      -----------
   Financing activities

               Proceeds from sale of common stock                       --          200,000
               Proceeds from exercise of warrants                   31,700               --
               Proceeds from new convertible notes payable         600,000          350,000
               Proceeds from demand notes payable                  (50,000)          50,000
                                                               -----------      -----------
   Net cash provided by financing activities                       581,700          600,000
                                                               -----------      -----------
   Net increase (decrease) in cash                                 276,724              774

   Cash, beginning of year                                          97,681           92,213
                                                               -----------      -----------
   Cash, end of year                                           $   374,405      $    92,987
                                                               ===========      ===========
   Supplemental cash flow information
    Non-cash investing and financing activities
          Interest expense not paid
          Taxes paid

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

NOTE 4 - SUBSEQUENT EVENTS:

In February 2004 the Company extended the maturity date of a $300,000 debenture originally due April 1, 2004 to September 30, 2004.

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

RESULTS OF OPERATIONS


Revenues increased 181% to $138,000 for the six months ended December 31, 2003 from $49,000 for the six months ended December 31, 2002. In the three months ended December 31, 2003 revenues increased 95% to $55,000 as compared to $28,000 for the three months ended December 30, 2002. Revenues increased in the relevant periods primarily because we released our new FACES(TM) version 4.0 in July of 2003 and substantially increased our license fee. As of December 31, 2003 approximately 60% of our revenues are derived from sales to new customers and 40% are derived from sales of upgrades to existing customers. 2003 revenues were derived primarily from the sale of FACES(TM) 4.0 while 2002 revenues were from the sale of our FACES(TM) version 3.1 and FACES(TM) version LE products. Revenues are expected to accelerate through the end of fiscal 2004, as funds for technology investment from government agencies including the Homeland Security Agency begin to be distributed to law enforcement agencies throughout the country.

Sales and marketing expense increased 113% to $181,000 for the six months ended December 31, 2003 from $86,000 for the six months ended December 31, 2002. The increase was due to increased promotions and marketing expenses incurred in conjunction with the release of FACES 4.0. Of these expenses, $181,000 were paid with common stock. In the three months ended December 31, 2003 sales and marketing expense decreased to $32,000 a slight decrease from $37,000 for the three months ended December 31, 2002. Sales and marketing expense decreased due to the completion of the launch of FACESTM 4.0 in the prior quarter.

General and administrative and consulting expense increased 276% to $2,300,514 for the six months ended December 31, 2003 from $611,000 for the six months ended December 31, 2002. In the three months ended December 31, 2003, general and administrative and consulting expense increased 164% to $869,000 from $329,000. The increased spending was mainly for investor relations of $291,000, investment banking fees of $726,000, legal fees of $563,000, and payroll of $190,000. The use of these funds is related to the company's search for additional sources of capital, partnering or acquisition opportunities and creating the corporate infrastructure needed in a public company. Of these expenses, approximately $1,996,000 was paid in the form of shares of our common stock. The increase in general and administrative expenses, during the three months ended December 31, 2003, was mainly for investor relations expenses of $80,000, investment banking fees of $429,000, legal fees of $120,000, and payroll of $40,000. Of these expenses, approximately $600,000 was paid in the form of shares of our common stock. The use of these funds is related to the company's search for additional sources of capital, partnering or acquisition opportunities. The use of these funds in the three months ended December 31, 2003 was related to the Company's search for additional sources of capital, partnering or acquisition opportunities.

Research and development expense increased 87% to $150,000 for the six months ended December 31, 2003 from $80,000 for the six months ended December 31, 2002. In the three months ended December 31, 2003, research and development expense increased 11% to $62,000 from $55,000 for the three months ended December 31, 2002. The increase in research and development costs are primarily as a result of costs incurred in the planning and development of our next generation and researching products and intellectual property for potential partnering opportunities.. Of these expenses, approximately $150,000 were paid with common stock. We anticipate research and development expenses for the development of our next generation product as well as our ongoing analysis of third party products and intellectual property to approach $250,000 in fiscal 2004.


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

LIQUIDITY AND CAPITAL RESOURCES


As of December 31, 2003, we had cash and cash equivalents of approximately $374,000. Net cash used in operations decreased to $353,131 for the six months ended December 31, 2003 compared with $599,000 for the six months ended December 31, 2002. The $246,000 improvement was primarily the result of the issuance of 2,638,669 shares of common stock issued in lieu of cash for services of $2,382,43, amortization of debt discount of $540,000 offset by the paydown of payables and accrued liabilities of $320,000.

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


There is a "Going Concern" reservation in our auditor's opinion for the year ended June 30, 2003. We are currently seeking sources of capital as we believe we may have trouble meeting and servicing our current operating cash flow requirements in the next four to six months. At December 31, 2003 we had cash of $374,000; accounts payable of $44,000, and accrued liabilities of $107,505.

By June 1, 2004, $850,000 of the convertible notes become due and payable. We have no assurances that these notes will be converted into common stock per the terms of the debentures. We currently have no borrowings available to us under any credit arrangement, and we will look for additional debt and equity financings should cash provided from operations be insufficient to support our debt obligations and our ongoing operations of the business. Adequate funds may not be available on terms acceptable to us. If additional funds are raised through the issuance of equity securities, dilution to existing stockholders may result. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our financial position, results of operations and cash flows. The Company has no material commitments for capital expenditures and there are no anticipated material capital expenditures that are reasonably expected to have a material impact on the Company.


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

RECENT EVENTS

In January 2004 the company replaced Seth Horn with Michael Walsh as its Chief Financial Officer.

CRITICAL ACCOUNTING POLICIES

INTANGIBLE ASSETS


Our intangible assets consist of a customer list acquired in the JVWEB / IQ Biometrix acquisition in March 2002 and purchased software code. We recorded the cost of the software and amortize the cost over the estimated useful life of 3 years. We review the value of our intangible assets quarterly and determine its value. At December 31, 2003 we had a net carrying value for our intangible assets of $126,000.


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

WE HAVE A HISTORY OF LOSSES AND DO NOT KNOW WHEN WE MAY BECOME PROFITABLE OR IF WE DO BECOME PROFITABLE WHETHER WE CAN SUSTAIN PROFITABILITY.


We have incurred net losses of $8,178,385 since inception. As of December 31, 2003, we had an accumulated stockholder deficit of $776,227 million and we expect to continue to incur net losses for the foreseeable future. We also expect to incur significant product development, sales and marketing and general and administrative expenses. As a result, we will need to generate increased revenues to achieve profitability and we may not be able to generate sufficient revenues to achieve profitability. To increase our revenues, we must increase sales of our existing products and introduce new products that we have either developed internally or acquired through other arrangements. While we believe we can grow our revenues from our existing product through internal actions, the rate of growth will most likely not allow us to achieve our breakeven quarterly revenue level in a timely manner. Therefore, we continue to evaluate business combinations and partnering arrangements in our core business areas that would improve our market share position, increase our revenue, improve on our net loss position and accelerate our ability to reach profitability. While we are seeking acquisitions that we believe would improve our financial results, a completed acquisition may not provide the anticipated financial results, thus leading to continuing net losses. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. We are seeking to increase our revenues by increasing the sales of our existing products through the expansion of our marketing program and our sales force. We are also exploring the development of new products that are synergistic to our existing business and actively seeking out acquisition and partnering prospects that would complement our existing product offerings, augment our market coverage, or enhance our technological capabilities. There can be no assurance that we will be successful in increasing sales of our existing products or in developing or locating new products. Even if we were able to develop or acquire new products, there can be no assurance that sales of these new products would result in increased revenues, in which case our business, results of operations and financial condition would be materially and adversely affected.


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


We outsource the packaging of our product, which consists of transferring our FACES(TM) software onto compact discs, quality control testing and packaging the CDs and manuals, to Stephen Gould Corporation in Sacramento, CA. There are a number of software packaging companies that we could use in the event our current vendor becomes unavailable. We have multiple sources for compact discs. Quality control tests are selectively performed on finished products. We also outsource our product fulfillment to OnFullfillment Inc. in Newark, CA, which stores inventory, packages and ships orders.

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

                                           IQ BIOMETRIX, INC.
                                           (Registrant)


Date March 12, 2004                        /s/ William Scigliano
                                           ----------------------------
                                           President & CEO


Date March 12, 2004                        /s/ Michael Walsh
                                           ----------------------------
                                           Chief Financial Officer