Form 10KSB/A
period 2003-06-30
IQ BIOMETRIX INC
filed 2004-04-01
CIK 1051902

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

Transitional Small Business Disclosure format (Check one): YES |_|  NO |X|

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-KSB (Annual Report) contains predictions, estimates and other forward-looking statementswithin the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities and Exchange Act of 1934 that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under "Risk Factors" and elsewhere in this Annual Report, and some of which we may not know. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue" or the negative of these terms or other comparable terminology. In addition, these forward-looking statements include, but are not limited to, statements regarding the following:

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


* FACES/TRAK Solution: "TRAK - Technology to Recover Abducted Kids," is a computer software system that was originally designed to help law enforcement agencies locate and recover abducted children. The Company has entered into a nonbinding strategic alliance agreement with SocialTech, Inc., a privately held company and the developer of the Trak notification software system, to integrate the Company's FACES technology with TRAK. By integrating the FACES software with the TRAK software solution from SocialTech, (used by 1400 police departments in the U.S. to notify local authorities of missing persons or suspects in a crime), enables police departments to place a composite image in the one-page TRAK notification. This notification is then faxed, emailed or posted for local authorities as a rapid and effective method of notifying law enforcement of a suspect's facial appearance, name and criminal history. Without the FACES component or a photo image from a video camera or other source, the TRAK solution often is restricted to a general description of the suspect, e.g. male, 6' tall, brown hair. This description is believed to be much less effective in identifying suspects than the FACES composite image. To date, the Company has received no revenues from its agreement with SocialTech.

* FACES Search: By applying the InterCode(TM) to databases of mug shots such as the iMug database of more than three million images, FACES Search enables the quick sorting of facial images based upon their similarity to the FACES composite image. This technology replaces the current method of facial search at police departments in which the victim or witness looks through binders of mug shot photos in search of the suspect.

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

STRATEGY

Our goal is to become a leader in the field of facial composite software. We plan to strive for this goal through the following key strategies:


      * Maintain the FACES technology as the industry leader: One of our strategies is to posture the FACES software as a state-of-the-art, easy to use, efficient product. Management believes that the FACES software represents a significant leap forward in simplicity of design and usability, revolutionizing the criminal identification and capture process. It can assist anti-terrorism, law enforcement, security and public safety personnel to identify terrorists and criminals, and to solve crimes, both by its standardized coding system of all facial elements and by its ability to exchange information more quickly and efficiently between agencies.

      * Build strong brand recognition: Our strategy is to develop, promote, advertise and increase the brand equity and visibility of the FACES software, FACES/TRAK, FACES Search, and our other products and services through excellent product and service offerings, and a variety of marketing and promotional techniques using a variety of media and conducting an ongoing public relations campaign. To help build strong brand recognition and lay the foundation for sales of enhanced products developed in the future, 150,000 copies of the FACES CD-ROM were donated to police departments across North America in 1998 and 1999. This undertaking resulted in endorsements from a number of major law enforcement organizations, and management believes that the FACES products was well received by the recipients of these copies.

      * Development of new products: We intend to seek to continue to develop and refine our existing products, and to develop and commercialize various computer programs and products using the technology and our facial image library. Our research and development strategy is to leverage this technology at all levels of development in order to translate it into a high-contribution, recurrent revenue stream. We do not expect to require a significant amount of additional development expenses to pursue this strategy. We commenced the market rollout of FACES Version 4.0 (the latest version of the software) in July of 2003. In addition, we are extending the FACES technology to produce a facial recognition software application using the InterCode(TM) technology to verify and authenticate identities for security purposes. This software, called FACE SEARCH, is discussed in greater detail herein. We also plan on developing additional applications for the FACES technology in a number of specific markets.


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

      * Maintain a strong commitment to customer satisfaction: We understand that, in order for it to be successful, our customers must be satisfied with our products. We are committed to customer satisfaction throughout our organization. In order to accomplish this, we will invest substantial time and effort in testing our products and working closely with our customers to quickly address any issues that arise. We will focus on providing our customers with the technical assistance and capabilities required to ensure a satisfactory experience with our products. Customers are able to access support, via e-mail and telephone during normal business hours. We supplement our telephone support with Web-based support services. In addition, the Company offers, primarily through certified training partners, classes and training programs for its products. The Company is also negotiating a strategic relationship with a national law enforcement training organization to provide a training and certification program throughout the U.S. and Canada. This program is designed to train FACES(TM) users in witness interviewing techniques and advanced uses of the FACES(TM) technology, such as age progression, creating virtual lineups and integrating composites with video and photo enhancement technology, to produce more accurate composites and maximize the potential of the FACES(TM) technology.


      * Continue to develop a strong network of strategic partners: We have developed a number of formal and informal strategic relationships with persons whose services are necessary to develop and implement our business strategy. We are entering into a new phase of research and development in which we are strategically aligning ourselves with partners in the scientific and university communities to ensure rapid development of new FACES applications. For instance, in 2002 we entered into a long-term partnership with the California State University Fresno whereby we will receive a broad range of support from various departments of this university.

      * Expand sales and distribution channels: We intend to address a broader market for our products by seeking to increase the number of distributors of our products as well continuing our direct selling efforts. Distributors will be chosen carefully, with regard to vertical and geographic focus, as we diligently work with each distributor to generate sales. In addition, we believe that international markets represent a significant market for our products and services, and we have established an early marketing, sales and support presence in selected international markets, including targeted European and Asian countries, to enhance our long-term competitive advantage in these regions. When appropriate, we will implement localized versions of our software.

      * Pursue incremental revenue opportunities: We intend to leverage our FACES technology to broaden our presence and develop additional revenue opportunities. Future revenue opportunities are expected to grow out of our technology, although the exact nature of these can not now be determined. Nevertheless, we will also maintain a vigilant lookout for such opportunities.

      * Attract and retain exceptional employees: We believe that versatile and experienced employees provide significant advantages in the rapidly evolving market in which we will compete. We are committed to building a talented employee base and to attracting an experienced management team.

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

We outsource the packaging of our product, which consists of transferring our FACES(TM) software onto compact discs, quality control testing and packaging the CDs and manuals, Stephen Gould Corporation in Sacramento, CA. There are a number of software packaging companies that we could use in the event our current vendor becomes unavailable. We have multiple sources for compact discs. Quality control tests are selectively performed on finished products. We also outsource our product fulfillment to OnFulfillment Inc. of Newark, CA, which stores inventory, packages and ships orders.

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

TRAINING


We initially established a certification program conducted through a 16 hour seminar managed by certified trainers throughout the U.S. and Canada. This program enabled FACES users to improve their abilities to produce proper composites so as to maximize the potential of the FACES technology. The Company is also negotiating a strategic relationship with a national law enforcement training organization to provide a training and certification program throughout the U.S. and Canada. This program is designed to train FACES(TM) users in witness interviewing techniques and advanced uses of the FACES(TM) technology, such as age progression, creating virtual lineups and integrating composites with video and photo enhancement technology, to produce more accurate composites and maximize the potential of the FACES(TM) technology. We are also developing an Internet-based e-learning initiative to offer law enforcement agencies a continuous education program. We are offering this service on a monthly subscription basis that should generate an additional reoccurring revenue stream. In this connection, we recently entered into a partnership with California State University Fresno for that institution to develop an e-learning curriculum. The e-learning approach will be scalable and greatly reduce the need for human interaction. We expect that the certified trainers in the seminars will eventually become on-line tutors as part of the e-learning initiative. We expect that the on-line training will take approximately 16 hours and will focus on cognitive interviewing, and that we will charge approximately $350 for each participant in the training.

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

      * 5% to private security/businesses at risk

The Company's marketing strategy involves the following three phases:


      * Phase I - will aim at validating FACES through its adoption by law enforcement and security professionals and at building a brand name and product awareness in these industries. This phase emphasized communications, public relations, a widely spread public relations campaign, hundreds of articles in major magazines, coverage on TV and radio on major American TV shows, in trade shows, promotion and advertising. This phase is largely completed.

      * Phase II - will aim at building strong sales channels to answer the created for the Company's products and in achieving the ultimate goal of having the FACES technology become an international standard for facial recognition and comparison. For example, we have entered into a nonbinding strategic alliance agreement with SocialTech, Inc. the developer of the TRAK software system. SocialTech has developed a program called "TRAK - Technology to Recover Kids,", a computer software system that was originally designed to help law enforcement agencies locate and recover abducted children. The TRAK system is used by more than 1,400 police and is currently implemented at all 600 police departments in the State of New Jersey. TRAK has been used in countless types of cases, assisting law enforcement in the process of communicating important visual information. This system allows any police officer to quickly and efficiently create high-resolution bulletins and share them electronically with other law enforcement jurisdictions, the media, and the community, when they deem it appropriate. To date, we have received no revenues from our agreement with SocialTech.


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.


The Company's common stock (the "Common Stock") is traded on the OTC Bulletin Board under the symbol "IQBM.OB". As of September 30, 2003, the Company had approximately 180 holders of record. Presented below are the high and low bid information of our common stock for the periods indicated. The source of the following information is MSN Money. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                            High              Low
                                            ----              ----

Fiscal year ending June 30, 2003:

Fourth Quarter                              $1.56             $ .55

Third Quarter                               $1.07             $ .20

Second Quarter .                            $0.90             $ .20

First Quarter .                             $0.95             $ .51

Fiscal year ending June 30, 2002:

Fourth Quarter                              $2.00             $ .55

Third Quarter                               $2.85             $ .20

Second Quarter                              $0.30             $ .09

First Quarter                               $0.18             $ .12

The Company has never paid cash dividends, and has no intentions of paying cash dividends in the foreseeable future.


In June 2003, the Company issued to two investors its 10% secured convertible debentures in the aggregate original principal amount of $400,000. In addition to their conversion feature, these debentures permit the holder to purchase additional shares of common stock whose number depends on the amount of outstanding principal and accrued interest on the debentures at the relevant time. The issuances of these debentures are claimed to be exempt, and the issuance of the common stock underlying or purchasable pursuant to these debentures will be claimed to be exempt, pursuant to Sections 4(2) and 4(6) of the Securities Act of 1933.

In April 2003, the Company issued to two investors its 10% secured convertible debentures in the aggregate original principal amount of $400,000. In the event the Company repays at least 75% of the principal of the note prior to maturity, the holder of the note has the right to purchase a number of shares of the Company's common stock equal to 25% of the aggregate principal and interest at $0.20 per share . These debentures also entitle the holder to receive warrants to purchase additional shares of common stock whose number depends on the amount of outstanding principal and accrued interest on the debentures at the relevant time. The issuances of these debentures are claimed to be exempt, and the issuance of the common stock underlying or purchasable pursuant to these debentures and the issuance of the warrants and of the common stock underlying the warrants will be claimed to be exempt, pursuant to Sections 4(2) and 4(6) of the Securities Act of 1933.


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

Research and development expenses increased 7% from $138,000 for the twelve months ended June 30, 2002 to $147,000 for the twelve months ended June 30, 2003 primarily related to the development of FACES(TM) 4.0. Research and development expenses consist primarily of salaries and related personnel expenses, fees paid to consultants and outside service providers, and other expenses related to the design, development, testing and enhancements of our products. We expense our research and development costs as they are incurred. We believe that a significant level of investment for product research and development is required to remain competitive. Accordingly, we expect to continue to devote substantial resources to product research and development, and we expect our research and development expenses to continue to increase in the future.

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

In addition, we are continuing our efforts to locate sources of funding. We make no assurance that financing can be achieved. Should we fail to meet our obligations, both past and as they come due, through additional financing or increased revenue, we will not be able to remain a viable entity. We expect operating losses and negative operating cash flows to continue for at least the next twelve months, because of operating costs and expenses related to brand development; marketing and other promotional activities; hiring of management, sales and other personnel; the expansion of infrastructure and customer support services; strategic relationship development; and potential acquisitions of related complementary businesses,

However there can be no assurance that we will achieve profitability. Due to these factors, we believe that period-to-period comparisons of our results of operations are not necessarily a good indication of future performance. The results of operations in some future periods may be below the expectations of analysts and investors.

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

RECENT EVENTS


In March, April and May 2003, IQ Biometrix completed the issuance of $400,000 in 10% secured convertible debentures due April 1, 2004. Interest is payable in cash or common stock, assuming full conversion and no early retirement as of June 30, 2003, these debentures were convertible into 1.6 million shares of the Company's common stock excluding interest.


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

Selling and marketing expense increased 128% from $114,000 to $260,000 for the twelve months ended June 30, 2002 and 2003 respectively. The increase in selling expenses in fiscal 2003 was due to increase in sales personnel and public relations related to the presale and pending release of Faces 4.0. In fiscal 2002 there was a ramp up for the release of Faces 3.1 and Faces LE.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES


The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company maintains that the controls and procedures in place do provide reasonable assurance that all necessary disclosures are communicated as required.

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


The authorized number of directors of our Company is presently fixed at five. The Board of Directors is contemplating its expansion as well-qualified additional persons can be persuaded to serve on the Board. The timing of any expansion and the identity of any person who will be elected as an additional director to fill the newly-created vacancies are not known at this time.


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


As part of the Merger, the Company assumed the existing advisory agreement (the "McAfee Advisory Agreement") between IQ Biometrix California, Inc. and Eric A. McAfee, a director of the Company. The McAfee Advisory Agreement had a term of two years and was to expire in accordance with its term at the end of April 2004, subject to earlier termination upon the occurrence of certain events. Under the McAfee Advisory Agreement Mr. McAfee was to receive $9,600 per month. Mr. McAfee was also entitled to participate in any and all employee benefit plans established for the employees of the Company and to receive an expense reimbursement for Cupertino office rent of $2,800 per month. The McAfee Advisory Agreement did not contain any covenant not to compete. The McAfee Advisory Agreement was terminated as of March 31, 2003. Mr. McAfee received a total of $48,000 under the agreement in advisory fees and $30,800 in expense reimbursements prior to termination. On November 11, 2003, Mr. McAfee stepped down from the Company's board of directors and the Company entered into a settlement agreement with Mr. McAfee in connection with the termination of the McAfee Advisory Agreement. Under the settlement agreement, the Company paid Mr. McAfee $24,000 on November 15, 2003, and agreed to pay Mr. McAfee an additional $50,000 at such time as the Company raises financing in an aggregate amount of $2,000,000. In addition, the Company released Mr. McAfee from his agreement to deliver up to 700,000 shares of IQ Biometrix common stock held by Mr. McAfee to the Company in connection with the MVION Note described below.

In connection with a financing transaction with Special Equity IV, L.P. ("SEIVLP") involving warrants, the Company acquired from SEIVLP a Secured Convertible Promissory Note having a face amount of a $2.5 million dollar (the "MVION Note") due from MVION, Inc., a technology company known as KachinaGuide. Eric A. McAfee, a director of the Company, is the sole director and officer of MVION. Daniel McKelvey, a selling stockholder, is a managing member of Forte Capital Partners LLC, the general partner of SEIVLP. The KachinaGuide, was a realtime interactive tool to conduct highly refined searches across heterogeneous data sources. KachinaGuide's searching technology uses patented algorithms that processed queries in the users' own words leading customers to specific data (i.e. products and services) or suggests alternatives based on the users' preferences. MVION's business failed, and the MVION Note was in default at the time of the Company's acquisition of it. The MVION Note is secured by a lien on MVION's assets, which in the event MVION defaulted on the Note would entitle the holder thereof to acquire all of the assets, including the intellectual property assets of MVION. When the Company acquired the Note from SEIVLP, management believed that MVION's assets, particularly its intellectual property assets, were worth the approximately $168,000 value of the stock and warrants issued to SEIVLP. In addition, Eric McAfee agreed that if the intellectual property assets of MVION were later determined to be worth less than the value of the stock and warrants issued to SEIVLP, he would return a number of shares of the Company's common stock held by him, up to 700,000 shares, to the Company. At the time the Company entered into the transaction, very little due diligence was performed on the value of the MVION Note or the technology securing the MVION Note based upon Mr. McAfee's personal assertions of the value of the MVION technology and his pledge of stock. As stated above, the Company later released Mr. McAfee from his obligation to return shares to the Company in connection with a settlement agreement entered into with Mr. McAfee in November 2003 in connection with the termination of the McAfee Advisory Agreement. The Company has subsequently determined that the cost of perfecting any patent work and subsequent incorporation of the intellectual property of MVION into the FACES software was too costly and, therefore, has not foreclosed on the MVION Note. However, the Company has recently begun exploring the possibility of exercising its rights as a secured creditor with respect to the MVION assets securing the MVION Note, however, the Company can give no assurances as to its ability to collect on MVION Note, its efforts to exercise its rights with respect to the MVION Note, or the benefit of the assets securing such note in the event that the Company eventually acquires ownership of them.


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

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEAR ENDED JUNE 30, 2003 AND PERIOD FROM
                 JULY 10, 2001 (INCEPTION) THROUGH JUNE 30, 2002



                                                      2003            2002
                                                 ------------    ------------
REVENUES                                         $    105,772    $     98,148

OPERATING EXPENSES:
   Cost of sales                                       52,790          31,431
   Selling                                            260,477         114,003
   General and administrative                       2,896,509         776,345
   Research and development                           147,562         138,185
   Provision for uncollectible note receivable        350,000               -
   Depreciation and amortization                        3,664          22,449
                                                 ------------    ------------
                                                    3,711,002       1,082,413
                                                 ------------    ------------
         Operating loss                            (3,605,230)       (984,265)

OTHER EXPENSE:
   Interest expense                                  (282,461)             --
                                                 ------------    ------------

NET LOSS                                         $ (3,887,691)   $   (984,265)
                                                 ============    ============

BASIC AND DILUTED LOSS PER SHARE:                $       (.23)   $       (.06)
                                                 ============    ============

BASIC AND DILUTED WEIGHTED AVERAGE SHARES:         16,928,344      15,547,000
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

                               IQ BIOMETRIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS


IQ Biometrix, Inc. ("IQ Biometrix") is a security software and services company headquartered in Fremont, California. IQ Biometrix is a provider of facial composite software to local and national law enforcement agencies, the US military and other government agencies across North America.


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


During fiscal 2002 and 2003, IQ Biometrix's software costs were amortized using the straight-line method over three years resulting in $26,939 of amortization in fiscal 2003, which is included in cost of goods sold in the accompanying statement of operations. The Company estimates its amortization expense to be approximately $48,000 in fiscal 2004, $26,000 in fiscal 2005 and $21,000 in fiscal 2006.


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
                                                     =========

REVENUE RECOGNITION

IQ Biometrix follows the provisions of the statement of position "SOP" 97-2, Software Revenue Recognition as amended by SOP 98-9, Modification of SOP 97-2 Software Revenue Recognition, with Respect to Certain Transactions. Generally, IQ Biometrix recognizes revenue when it is realized or realizable and earned. IQ Biometrix considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectibility is reasonably assured. IQ Biometrix reduces revenue for estimated customer returns, rotations and sales rebates when such amounts are estimable. When not estimable, IQ Biometrix defers revenue until the product is sold to the end customer. As part of its product sales price, IQ Biometrix provides telephone support, which is generally utilized by the customer shortly after the sale. The cost of the phone support is not significant but is accrued in the financial statements. To date, IQ Biometrix has not had any product returns.

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

                                                                   2003             2002
                                                               -----------      -----------
Net loss
   As reported                                                 $(3,887,691)     $  (984,265)
   Deduct: total stock based employee compensation expense
   determined under fair value method                             (466,340)              --
                                                               -----------      -----------

   Pro forma                                                   $(4,354,031)     $  (984,265)
                                                               ===========      ===========

Basic and diluted loss per share
   As reported                                                 $      (.23)     $      (.06)
                                                               ===========      ===========
   Pro forma                                                   $      (.26)     $      (.06)
                                                               ===========      ===========


The weighted average fair value of each option granted under IQ Biometrix's employee option plans during fiscal 2003 and 2002 was approximately $.75 and $0, respectively. These amounts were determined using the Black Scholes pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, expected dividend payments and the risk-free interest rate over the expected life of the option. The dividend yield was zero in 2003 and 2002. The expected volatility was based on the historic stock prices. The expected volatility was 133%, and ..001% for 2003 and 2002, respectively. The risk-free interest rate was the rate available on zero coupon U.S. government issues with a term equal to the remaining term for each grant. The risk-free rate was 3.5% in 2003 and 5% in 2002. The expected life of the options was estimated to be five years.


The effects of applying FAS 123 on providing pro-forma disclosures are not necessarily likely to be representative of the effects on reported net income for future years

RECENT ACCOUNTING PRONOUNCEMENTS

IQ Biometrix does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

IQ Biometrix's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception in July 2001, IQ Biometrix has accumulated losses aggregating $4,871,956, has a negative working capital of $934,908; and negative stockholders' equity of $832,939 as of June 30, 2003 all of which all raise substantial doubt about IQ Biometrix's ability to continue as a going concern


Management's plans for IQ Biometrix's continued existence include selling additional stock or borrowing additional funds to pay overhead expenses while current marketing efforts continue to raise its sales volume. In July 2003, IQ Biometrix started shipping FACES(TM) 4.0.

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

                               IQ BIOMETRIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - CONVERTIBLE DEBENTURES

In August and September 2002, IQ Biometrix sold convertible debentures with a face value of $350,000 to various individuals. The debentures are convertible into shares of IQ Biometrix at the option of the holder at 80% of the average closing price as of date of conversion, with a minimum conversion amount of $.50 and a maximum conversion amount of $1.50 per share. The debentures accrue interest at 6% per annum and were due on August 1, 2003, but were not paid. The conversion price of the debentures is subject to adjustment at any time as the result of any subdivision, stock split, and combination of shares or recapitalization. These notes were registered as part of IQ Biometrix SB-2 registration statement filed August 1, 2003. Each debenture holder should have received 10,000 shares of common stock per $100,000 loaned as an origination fee. As of June 30, 2003, no shares have been issued.


In March, April, and May 2003, IQ Biometrix sold convertible debentures with a face value of $400,000 and warrants to acquire up to 1,600,000 shares of common stock to two investors. The debentures are convertible into shares of IQ Biometrix at $.20 per share at maturity or upon prepayment of at least 75% of the face amount at the option of the holder. The debentures are due on April 1, 2004 and accrue interest at 10% per annum payable at maturity. At the option of the holder, the interest can be paid in either cash or additional shares of common stock. Warrants exercisable for 400,000 shares of IQ Biometrix common stock were issued upon the closing of this transaction and additional warrants exercisable for 400,000 shares of IQ Biometrix common stock are issued every quarter until the debentures mature. The warrants are exercisable for a period of five years from the date of issuance. The conversion price of the debentures and exercise price of the warrants are subject to adjustment at any time as the result of any subdivision, stock split, and combination of shares or recapitalization. These notes were registered as part of IQ Biometrix SB-2 registration statement filed August 1, 2003.

In May and June 2003, IQ Biometrix sold convertible debentures with a face value of $400,000 and warrants exercisable for up to 320,000 shares of IQ Biometrix common stock to two investors. The debentures are convertible into shares of IQ Biometrix at $.30 to $.50 per share at maturity or upon prepayment of at least 75% of the face amount at the option of the holder. The debentures are due on June 1, 2004 and accrue interest at 10% per annum payable at maturity. At the option of the holder, the interest can be paid in either cash or additional shares of common stock. The warrants are exercisable at $.50 per share for a period of five years from the date of issuance. The conversion price of the debentures and exercise price of the warrants are subject to adjustment at any time as the result of any subdivision, stock split, and combination of shares or recapitalization. These notes were registered as part of IQ Biometrix's SB-2 registration statement filed August 1, 2003.

Under generally accepted accounting principles, IQ Biometrix is required to record the value of the beneficial conversion feature of these convertible debentures as a debt discount. In addition, the value of the warrants using the Black Scholes pricing method is also recorded as a debt discount. The total debt discount recorded on the sales of convertible debentures during fiscal 2003 was approximately $879,000. This debt discount will be amortized and charged to interest expense over the terms of the respective debentures. In the event the investors convert the debentures prior to the maturity of the agreements then generally accepted accounting principles require IQ Biometrix to expense the unamortized balance of the debt discount in full.

Through June 30, 2003, $223,084 has been recorded as non-cash interest expense on the Company's income statement relative to the amortization of debt discount on these convertible debentures. Going forward, IQ Biometrix will incur non-cash interest expense of approximately $664,000 through June 30, 2004.

Accrued and unpaid interest on these notes was $33,604 at June 30, 2003.

                               IQ BIOMETRIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - CAPITAL STOCK

The total number of shares of capital stock which IQ Biometrix has the authority to issue is 60,000,000 shares. This included 10,000,000 shares of $.01 par value preferred stock and 50,000,000 share of $.01 par value common stock. The board of directors is authorized to create the preferred stock and designate the powers, preferences and rights of the preferred stock.


On November 15, 2002, IQ Biometrix entered into an agreement with Special Equity IV, L.P. to sell 500,000 shares of IQ Biometrix common stock to Special Equity IV, L.P. at a purchase price of $.40 per share. The closing price of IQ Biometrix common stock on November 15, 2002 was $.41 per share. The purchase of the shares was made in two tranches of $100,000, the first occurring on November 15, 2002 and the second occurring on December 15, 2002.


During fiscal 2003, consultants exercised options to purchase 103,000 shares of common stock. IQ Biometrix received proceeds of $10,300. As of June 30, 2003, these shares have not been issued by the transfer agent but are shown as issued and outstanding in the accompanying financial statements.


During fiscal 2003, IQ Biometrix issued 1,848,600 shares of its common stock to various non-employees for consulting services. The stock was valued using the closing price of the Company's common stock on the date issued and expensed immediately because, in general, the consultants had fully performed the services. This is in accordance with EITF 00-18, Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees, which requires recognizing equity instruments when issued if no obligation to earn the equity instrument exists.


NOTE 8 - STOCK OPTIONS AND WARRANTS

IQ Biometrix's 2001 Stock Option Plan provides for the grant of both qualified and non-qualified stock options to directors, employees and consultants. The option grants are administered by the Board of Directors, who have substantial discretion to determine which persons, amounts, time, price, exercise terms, and restrictions, if any.

The following table summarizes stock option activity:


Outstanding, July 10, 2001( Inception)                                       --
Granted                                                               3,190,162
Canceled or expired                                                    (880,000)
Exercised                                                                    --
                                                                     ----------
Outstanding, June 30, 2002                                            2,310,162
                                                                     ==========
Exercisable at June 30, 2002                                          1,569,000
                                                                     ==========
Weighted-average option price for
   options granted during the year                                   $      .10
                                                                     ==========

Outstanding, July 1, 2002                                             2,310,162
Granted                                                               1,855,000
Canceled or expired                                                     (58,320)
Exercised                                                              (103,000)
                                                                     ----------
Outstanding, June 30, 2003                                            4,003,842
                                                                     ==========
Exercisable at June 30, 2003                                          2,738,871
                                                                     ==========
Weighted-average option price for
   options granted during the year                                   $      .32
                                                                     ==========
Average remaining years of contractual life                                   4
                                                                     ==========

                               IQ BIOMETRIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Included in the 1,855,000 options issued during fiscal 2003 were 330,000 options issued to third party consultants. During fiscal 2003, IQ Biometrix expensed $184,630 related to the fair value of the options issued to these consultants. The fair value was determined using the Black Scholes pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, expected dividend payments and the risk-free interest rate over the expected life of the option. The dividend yield was zero. The expected volatility of 133% was based on the historic stock prices. The risk-free interest rate was the rate available on zero coupon U.S. government issues with a term equal to the remaining term for each grant. The risk-free rate was 3.5% in 2003. The expected life of the options was estimated to be five years.

The amount the Company expensed in fiscal year 2003 related to options outstanding in fiscal 2003 and was calculated based on the vesting period of the options. As of June 30, 2003, 220,000 shares underlying outstanding options were vested leaving 110,000 shares unvested. The fair value of the unvested options will be measured using the Black Scholes pricing model at the end of each future reporting period and the fair value of the shares vesting during that period will be expensed.


The following table summarizes stock warrant activity:


Outstanding, July 1, 2002                                                     --
Granted                                                                1,720,000
Canceled or expired                                                           --
Exercised                                                                     --
                                                                       ---------
Outstanding, June 30, 2003                                             1,720,000
                                                                       =========
Exercisable at June 30, 2003                                           1,720,000
                                                                       =========
Weighted-average exercise price                                        $     .74
                                                                       =========


In June 2003, IQ Biometrix issued warrants exercisable for 320,000 shares of the Company's common stock to investors in connection with a sale of convertible debentures in the amount of $400,000. IQ Biometrix valued these warrants using the Black Scholes pricing model and will amortize the cost of the warrants over the term of the debentures and will include these costs as part of the debt discount.

In April 2003, IQ Biometrix issued 400,000 warrants to investors in connection with a sale of convertible debentures in the amount of $400,000. IQ Biometrix valued these warrants using the Black Scholes pricing model and will amortize the cost of the warrants over the term of the debentures and will include these costs as part of the debt discount. In addition to these warrants, the debenture holders will be issued 400,000 additional warrants each quarter until maturity of the debentures unless IQ Biometrix pays the debt prior to maturity.


In December 2002, IQ Biometrix issued warrants to acquire 1,000,000 shares of IQ Biometrix common stock in connection with the purchase of a note receivable from a related party (see note 11).

The fair value of the warrants was determined using the Black Scholes pricing model, which values warrants based on the stock price at the grant date, the expected life of the warrant, the estimated volatility of the stock, expected dividend payments and the risk-free interest rate over the expected life of the option. The dividend yield was zero in 2003 and 2002. The expected volatility was based on the Company's historic stock prices. The expected volatility was 138% for all warrants issued in 2003. The risk-free interest rate was the rate available on zero coupon U.S. government issues with a term equal to the remaining term for each grant. The risk-free rate was 3.5% in 2003 and the expected life of the warrants was estimated to be five years.

NOTE 9 - INCOME TAXES

Income taxes are not due since IQ Biometrix has incurred a loss since inception. IQ Biometrix has deductible net operating losses of approximately $2,300,000 at June 30, 2003. These expire in 2022 and 2023.

Components of deferred tax assets and liabilities at June 30, 2003 are as follows:


Deferred tax liabilities                                              $      --
Deferred tax assets:
   Allowance for doubtful accounts                                      120,000
   Net operating loss carryforward                                      774,000
                                                                      ---------
                                                                        894,000
Valuation allowance                                                    (894,000)
                                                                      ---------
   Net deferred tax asset                                             $      --
                                                                      =========


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

                               IQ BIOMETRIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS


IQ Biometrix signed an office space lease effective February 1, 2003 and expiring January 31, 2004. The rent amount is $935 per month. During the period ended June 30, 2003, rent expense was $91,808.


NOTE 11 - RELATED PARTY TRANSACTIONS


In connection with a financing transaction with Special Equity IV, L.P. ("SEIVLP"), the Company acquired from SEIVLP all of SEIVLP's interest in a Secured Convertible Promissory Note having a face amount of a $2.5 million dollars (the "MVION Note") issued to SEIVLP by MVION, Inc., a technology company also known as KachinaGuide in consideration for 700,000 shares of the Company's common stock (the "SEIVLP Shares") and a warrant exercisable for 1,000,000 shares of the Company's common stock at a per share exercise price of $1.25 per share (the "SEIVLP Warrants"). Eric A. McAfee, a former Director of the Company, is the sole director and officer of MVION. Daniel McKelvey, a selling stockholder, was appointed to the Company's Board of Directors on March 26, 2004 and is a managing member of Forte Capital Partners LLC, the general partner of SEIVLP. The KachinaGuide, was a real-time interactive tool used to conduct highly refined searches across heterogeneous data sources. MVION's business failed, and the MVION Note was in default when the Company acquired the MVION Note. The MVION Note is secured by a lien on MVION's assets, which in the event MVION defaulted on the Note would entitle the holder thereof to acquire all of the assets, including the intellectual property assets of MVION. When the Company acquired the Note from SEIVLP, management believed that MVION's assets, particularly its intellectual property assets, were worth the approximately $168,000 value of the stock and warrants issued to SEIVLP. In addition, Eric McAfee agreed that if the intellectual property assets of MVION were later determined to be worth less than the value of the stock and warrants issued to SEIVLP, he would return a number of shares of the Company's common stock held by him, up to 700,000 shares, to the Company. At the time the Company entered into the transaction, very little due diligence was performed on the value of the MVION Note or the technology securing the MVION Note based upon Mr. McAfee's personal assertions of the value of the MVION technology and his pledge of stock. As stated above, the Company later released Mr. McAfee from his obligation to return shares to the Company in connection with a settlement agreement entered into with Mr. McAfee in November 2003 in connection with amounts owed to Mr. McAfee pursuant to the termination of the McAfee Advisory Agreement. The Company has subsequently determined that the cost of perfecting any patent work and subsequent incorporation of the intellectual property of MVION into the FACES software was too costly and, therefore, has not foreclosed on the MVION Note. However, the Company has recently begun exploring the possibility of exercising its rights as a secured creditor with respect to the MVION assets securing the MVION Note, however, the Company can give no assurances as to its ability to collect on the MVION Note, its efforts to exercise its rights with respect to the MVION Note, or the benefit of the assets securing such note in the event that the Company eventually acquires ownership of them.

As of June 30, 2003, the SEIVLP Shares had not been issued During 2003, the Company recorded a liability of $168,000 based on the stock price on the date of the agreement. The amount recorded is included in accrued liabilities in the accompanying balance sheet.

The exercisability of the SEIVLP Warrants lapses over time as follows: 100,000 in July 2003 and 150,000 shares per month from August 2003 through January 2004.



NOTE 12 - SUBSEQUENT EVENTS

Subsequent to June 30, 2003, IQ Biometrix issued 2,638,669 shares of its common stock to various consultants. IQ Biometrix recorded $2,382,431 in expense based on the closing price of the stock on the date issued.


In October 2003, IQ Biometrix issued to two investors 6% convertible debentures in the aggregate principal amount of $200,000 due in one year, and convertible anytime by the holder into IQ Biometrix common stock at a conversion price of $.64 per share. In connection with this transaction, IQ Biometrix issued to the investors warrants exercisable for 160,000 shares of IQ Biometrix common stock at an exercise price of $1.25 per share.

In September 2003, IQ Biometrix sold to investors convertible debentures with a face value of $500,000 and warrants to acquire up to 400,000 shares of IQ Biometrix at $1.25 per share. The debentures are convertible into shares of IQ Biometrix at $.64 per share.


In September 2003, IQ Biometrix issued 80,000 shares of common stock and warrants to acquire 40,000 shares of common stock at $1.25 per share to an individual for consulting services. The Company recorded expense totaling $68,000 for the stock issued based on the closing market price on the date issued. The fair value of the warrants totaled $14,400 and was determined using the Black Scholes pricing model, which values warrants based on the stock price at the grant date, the expected life of the warrant, the estimated volatility of the stock, expected dividend payments and the risk-free interest rate over the expected life of the option. The dividend yield was zero, the expected volatility was 138% and the risk-free interest rate was 3.5% and the expected life of the warrants was estimated to be five years.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, IQ Biometrix, Inc. has duly caused this annual report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.


March 31, 2004                               IQ BIOMETRIX INC.



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



Name                                                 Title                              Date

/s/William Scigliano                        Chief Executive Officer             March 31, 2004
----------------------------                (Principal Executive Officer)
William Scigliano


/s/ Greg. J. Micek                          Director                            March 31, 2004
----------------------------
Greg J. Micek


/s/ Daniel P. McKelvey                      Director                            March 31, 2004
----------------------------
Daniel P. McKelvey


/s/Michael Walsh                            Chief Financial Officer,            March 31, 2004
----------------------------                Treasurer & Controller
Michael Walsh                               (Principal Financial Officer
                                            and Principal Accounting
                                            Officer)