Form 10QSB/A
period 2003-12-31
IQ BIOMETRIX INC
filed 2004-04-01
CIK 1051902

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

NOTE 2 - CONVERTIBLE NOTES PAYABLE


In October 2003, IQ Biometrix issued to three investors its 6% convertible debentures in the aggregate principal amount of $200,000. The convertible debentures are due in one year, and convertible at anytime by the holder into IQ Biometrix common stock at a conversion price of $0.64 per share. In connection with this issuance, IQ Biometrix issued to the investors warrants to purchase 160,000 shares of IQ Biometrix common stock at an exercise price of $1.25 per share.

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


NOTE 3 - STOCK ISSUANCES


During the three and six month periods ended December 31, 2003, IQ Biometrix issued:

* 272,840 shares for $31,700 in cash as part of an option exercise of which 80,000 shares were exercised for $1,700 in the three month period ending December 31, 2003 and 42,840 were exercised in exchange for services rendered.

* 2,638,669 shares to consultants for corporate development, marketing, investment banking, investor relations and sales support services valued at $2,382,431 of which 741,846 shares worth $821,072 were issued in the three month period ending December 31, 2003.

* 119,637 shares to a board member as payment for consulting services and expense reimbursements valued at $123,264 were issued in the three month period ended December 31, 2003.

*    71,111 shares in payment of intellectual property valued at $80,000.

* 60,000 shares in payment of accrued but unpaid interest valued at $55,800 were issued in the three month period ended December 31, 2003.

* 700,000 shares issued related to accrued stock issuance totaling $168,000 at June 30, 2003.



NOTE 4 - SUBSEQUENT EVENTS:


On January 15, 2004, Michael Walsh joined the Company as its Chief Financial Officer, Treasurer and Controller. In February 2004, the Company extended the maturity date of the $300,000 debenture held by Special Equity IV LP, which was originally due on April 1, 2004 to September 30, 2004. On March 26, 2004 Morden
C. Lazarus stepped down from the Company's Board of Directors and Daniel P. McKelvey was appointed to the Company's Board of Directors. Daniel P. McKelvey is a managing member of Forte Capital Partners LLC, which is the general partner of Special Equity IV L.P. Both Forte Capital Partners LLC and Special Equity IV L.P. are the beneficial holders of shares of the Company's Common Stock.

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


During fiscal year 2003 we derived substantially all of our revenues from sales of our FACES(TM) 3.0 product. In July 2003, we launched FACES(TM) 4.0. FACES(TM)
4.0 contains significant enhancements and new features over FACES(TM) 3.0, including the ability to use the TRAK service offered by SocialTech, Inc., which allows any police officer to create high-resolution photo bulletins and share them electronically with other law enforcement jurisdictions, the media, and the community where appropriate. Revenues in fiscal year 2002 and 2003 were derived from a diverse customer base sold mainly in units of 1 to 50. No customer was responsible for more than 2% of revenues. Approximately 85% of the increase in our revenues for this period was due to an increase in our licensing fee, although the number of licenses sold decreased by approximately 25%.


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

RESULTS OF OPERATIONS


Revenues increased 181% to $138,000 for the six months ended December 31, 2003 from $49,000 for the six months ended December 31, 2002. In the three months ended December 31, 2003 revenues increased 95% to $55,000 as compared to $28,000 for the three months ended December 30, 2002. Revenues increased in the relevant periods primarily because we released our new FACES(TM) version 4.0 in July of 2003 and substantially increased our license fee. Approximately 85% of the increase in our revenues for this period was due to an increase in our licensing fee, although the number of licenses sold decreased by approximately 25%. As of December 31, 2003 approximately 60% of our revenues are derived from sales to new customers and 40% are derived from sales of upgrades to existing customers. 2003 revenues were derived primarily from the sale of FACES(TM) 4.0 while 2002 revenues were from the sale of our FACES(TM) version 3.1 and FACES(TM) version LE products.

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


Research and development expense increased 88% to $150,000 for the six months ended December 31, 2003 from $80,000 for the six months ended December 31, 2002. In the three months ended December 31, 2003, research and development expense increased 11% to $62,000 from $55,000 for the three months ended December 31, 2002. The increase in research and development costs are primarily as a result of costs incurred in the planning and development of our next generation and researching products and intellectual property for potential partnering opportunities. Of these expenses, approximately $150,000 were paid with common stock. We anticipate research and development expenses for the development of our next generation product as well as our ongoing analysis of third party products and intellectual property to approach $250,000 in fiscal 2004.


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

RECENT EVENTS


On January 15, 2004, Michael Walsh joined the Company as its Chief Financial Officer, Treasurer and Controller. In February 2004, the Company extended the maturity date of the $300,000 debenture held by Special Equity IV LP, which was originally due on April 1, 2004 to September 30, 2004. On March 26, 2004 Morden
C. Lazarus stepped down from the Company's Board of Directors and Daniel P. McKelvey was appointed to the Company's Board of Directors. Daniel P. McKelvey is a managing member of Forte Capital Partners LLC, which is the general partner of Special Equity IV L.P. Both Forte Capital Partners LLC and Special Equity IV L.P. are the beneficial holders of shares of the Company's Common Stock.


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


At the end of the period covered by this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that all material information required to be filed in this Quarterly Report has been made known to them in a timely fashion.


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

We have various abilities and obligations to issue additional shares of common stock in the future. These abilities and obligations include the following:


* Approximately 970,000 registered shares of our common stock are available for issuance to outside consultants to compensate them for services provided;

* Options to purchase approximately 3,656,531 shares of our common stock were outstanding as of February 27, 2004;

* Warrants to purchase approximately 740,000 shares of common stock were outstanding as of February 27, 2004;

* Debentures, convertible into 4,917,750 shares of common stock had been issued as of January 31, 2004 and the shares of common stock into which such debentures are convertible are being registered as part of this registration statement


The options and warrants described above permit the holders to purchase shares of common stock at specified prices. These purchase prices may be less than the then current market price of our common stock. Any shares of common stock issued pursuant to these options or warrants (or the convertible debentures described above) would further dilute the percentage ownership of existing stockholders. The terms on which we could obtain additional capital during the life of these options, warrants or convertible debentures may be adversely affected because of such potential dilution. Finally, we may issue additional shares in the future other than as listed above. There are no preemptive rights in connection with our common stock. Thus, the percentage ownership of existing stockholders may be diluted if we issue additional shares in the future. For issuances of shares and grants of options to consultants, our Board of Directors will determine the timing and size of the issuances and grants, and the consideration or services required thereof. Our Board of Directors intends to use its reasonable business judgment to fulfill its fiduciary obligations to our then existing stockholders in connection with any such issuance or grant. Nonetheless, future issuances of additional shares could cause immediate and substantial dilution to the net tangible book value of shares of common stock issued and outstanding immediately before such transaction. Any future decrease in the net tangible book value of such issued and outstanding shares could materially and adversely affect the market value of the shares.

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

                                     PART II

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES


On December 19, 2003, the Company issued to Greg Micek, a member of its Board of Directors 119,637 shares of the Company's common stock in consideration for the repayment of debt, payment of consulting services and reimbursement of expenses in the amount of $110,962. Mr. Micek is an accredited individual and the issuance of the common stock is claimed to be exempt pursuant to Sections 4(2) and 4(6) of the Securities Act of 1933.


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

                               IQ BIOMETRIX, INC.
                                  (Registrant)






Date March 31, 2004                     /s/ William Scigliano

                                           ----------------------------
                                           President & CEO


Date March 31, 2004                     /s/ Michael Walsh

                                           ----------------------------
                                           Chief Financial Officer