Form 10QSB
period 2004-03-31
IQ BIOMETRIX INC
filed 2004-05-18
CIK 1051902

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

        |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

       |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

                        For the transition period from to

                        Commission file number 000-24001

                               IQ BIOMETRIX, INC.

        (Exact name of small business issuer as specified in its charter)

             Delaware                                      76-0552098
----------------------------------                     -------------------
   (State or other jurisdiction                          (IRS Employer
 of incorporation or organization)                     Identification No.)

         39111 Paseo Padre Parkway, Suite 304, Fremont, California 94538
                    (Address of principal executive offices)

                   (510) 795-2900 (Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2004 the registrant had 23,903,545 shares of its common stock outstanding.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                                TABLE OF CONTENTS

                               FORM 10-QSB REPORT

                                 March 31, 2004

                                                                            PAGE

PART I - FINANCIAL INFORMATION
   Item  1.  Consolidated Financial Statements (unaudited)                   3
     Consolidated Balance Sheet March 31, 2004                               3
     Consolidated Statements of Operations for the three and nine months
       ended March 31, 2003 and 2004                                         4
     Consolidated Statements of Cash Flows for the nine
        months ended March 31, 2003 and 2004                                 5
     Notes to Interim Financial Statements                                   6

   Item 2. Management's Discussion and Analysis or Plan of Operation         6

   Item 3. Controls and Procedures                                          18

PART II - OTHER INFORMATION
   Item 2. Changes in Securities and Use of Proceeds                        19
   Item 6. Exhibits and Reports on Form 8-K                                 20

SIGNATURES

                          PART I. FINANCIAL STATEMENTS

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                           CONSOLIDATED BALANCE SHEET

                                 March 31, 2004

                                     ASSETS
CURRENT ASSETS:
Cash                                                                            $    72,686
Trade accounts receivable, net of allowance for doubtful accounts of $0              34,433
Inventory                                                                             4,821
Other                                                                               149,809
                                                                                -----------
                               Total current assets                                 261,749
INTANGIBLES, net                                                                     96,557
OFFICE EQUIPMENT, net                                                                 6,568
                                                                                -----------
                               Total assets                                     $   364,874
                                                                                ===========
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Convertible debentures, net of discount                                         $ 1,546,136
Accounts payable                                                                     52,995
Accrued expenses                                                                    226,000
                                                                                -----------
                               Total current liabilities                          1,825,131
COMMITMENTS

STOCKHOLDERS' DEFICIT:
Preferred stock, $.01 par value; 10,000,000 shares authorized, none issued -
Common stock, $.01 par value; 50,000,000 shares authorized, 23,903,545 shares outstanding, $239,036; additional paid-in capital $9,344,854; Accumulated deficit ($11,044,147)

                               Total stockholders' deficit                       (1,460,257)
                                                                                -----------
                               Total liabilities and stockholders' deficit      $   364,874
                                                                                ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               IQ BIOMETRIX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                       For the three months ended          For the nine months ended
                                              March 31,                             March 31,
                                         2004              2003              2004              2003
Revenue - software sales             $     72,158      $     44,986      $    210,512      $     73,291

Operating expenses

     Cost of sales                         32,503             3,181            83,585            17,303
     Sales and marketing                  122,799            28,416           303,613           114,300
     General and administrative         2,376,315           300,125         4,687,869           855,324
     Research and development              21,750             6,330           171,918            86,597
     Interest, net                        383,561             6,206         1,108,009            25,318
     Impairment                                 0                 0            20,042            52,401
     Depreciation/Amortization                993             6,818             7,668            20,328
       Total operating expenses         2,937,921           351,076         6,382,703         1,171,571

Net Loss                             $ (2,865,763)     $   (306,090)     $ (6,172,191)     $ (1,098,280)

Basic and Diluted net loss per share ($      0.13)     ($      0.02)     ($      0.29)     ($      0.07)
Weighted average shares
     outstanding                       22,225,077        17,088,647        21,171,763        16,702,777

                                IQ BIOMETRIX, INC
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                For the nine months ended
                                                                       March 31,
                                                                 2004             2003
                                                              -----------      -----------
OPERATING ACTIVITIES:

      Net loss                                                $(6,172,191)     $(1,098,280)

      Adjustments to reconcile net loss to
        net cash used in operating activities
          Depreciation and amortization                            50,689           20,328
          Stock Warrants issued as interest on loans                   --           19,112
          Common stock issued for services                      4,023,131           64,868
          Non cash compensation expense                           479,234               --
          Writeoff of advance to former director                       --           52,401
          Amortization of debt discount                           894,668               --
           Changes in assets and liabilities:
              Accounts receivable                                 (28,460)          (3,248)
              Advance to IQ Entertainment                              --          (26,121)
              Inventory                                             1,187           12,000
              Prepaid expenses                                   (111,927)              --
              Accounts payable and accrued expenses               152,821          221,309
                                                              -----------      -----------
      Net cash used in operating activities                      (710,848)        (737,631)
                                                              -----------      -----------

       Investing activities

              Purchase of fixed assets                             (1,845)              --
              Purchase of intellectual property                   (62,002)              --
              Note receivable                                      50,000               --
              Increase in deposits                                     --             (950)
                                                              -----------      -----------
      Net cash used in investing activities                       (13,847)            (950)
                                                              -----------      -----------

      Financing activities

              Proceeds from sale of common stock                       --          200,000
              Proceeds from exercise of options                    49,700               --
              Proceeds from new convertible notes payable         700,000          400,000
              Payments on demand notes payable                    (50,000)              --
              Proceeds from demand notes payable                       --           50,000
                                                              -----------      -----------
      Net cash provided by financing activities                   699,700          650,000
                                                              -----------      -----------

      Net increase (decrease) in cash                             (24,995)         (88,581)

      Cash, beginning of year                                      97,681           92,213
                                                              -----------      -----------

      Cash, end of year                                            72,686            3,632
                                                              ===========      ===========

                               IQ BIOMETRIX, INC.

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of IQ Biometrix, Inc. have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2003 as reported in the 10-KSB have been omitted.

STOCK BASED COMPENSATION:

The Company accounts for its employee stock-based compensation plans in accordance with the instrinsic value method under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. The Company granted 450,000 options to purchase common stock to employees in the three months ending March 31, 2004. All employee options vest over 24 months, and have an exercise price of $1.50. No expense was recorded for these options under the intrinsic value method for the three months ending March 31, 2004.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                               Three Months Ended
                                                    March 31,
                                              2004             2003
                                           -----------      -----------
Net loss available to common               $(2,865,763)     $  (306,090)
  stockholders, as reported

Less:  stock based compensation
           determined under fair value
           based method                       (786,810)              --
                                           -----------      -----------
  Pro forma net loss                       $(3,652,573)     $  (306,090)
                                           ===========      ===========

  Basic and diluted net loss per share
      As reported                          $     (0.13)     $     (0.02)
                                           ===========      ===========
      Pro forma                            $     (0.16)     $     (0.02)
                                           ===========      ===========

Third party consultants were issued options to purchase 310,000 shares of common stock with a five year life and exercise prices ranging from $1.28 to $1.50. Total non-cash expense of $449,234 based on fair value using the Black Scholes method was recorded as of March 31, 2004.

NOTE 2 - CONVERTIBLE NOTES PAYABLE

Under generally accepted accounting principles in the United States, IQ Biometrix is required to record the value of beneficial conversion features of convertible debentures as a debt discount. In addition, the value of any underlying warrants determined using the Black Scholes method is also recorded as a debt discount. This debt discount will be amortized and charged to interest expense over the term of the respective debenture agreements. In the event the investors convert the debentures prior to the maturity of the agreements, then generally accepted accounting principles require IQ Biometrix to expense the unamortized balance of the debt discount in full. During the three months ended March 31, 2004, no debentures were converted.

NOTE 3 - STOCK ISSUANCES

* During the nine month period ended March 31, 2004, IQ Biometrix issued 452,840 shares for $49,700 in cash pursuant to option exercises. During the three month period ended March 31, 2004, 180,000 shares were exercised for $18,000 in cash pursuant to option exercises.

* During the nine month period ended March 31, 2004, IQ Biometrix issued 3,524,072 shares to consultants for corporate development, marketing, investment banking, investor relations and sales support services valued at $4,023,131. During the three month period ended March 31, 2004, IQ Biometrix issued 925,403 shares to consultants for corporate development, marketing, investment banking, investor relations and sales support services valued at $1,683,499.

* During the nine month period ended March 31, 2004, IQ Biometrix issued 189,637 shares to a board member in repayment of debt, and payment for consulting services and expense reimbursements valued at $123,264.

* During the nine month period ended March 31, 2004, IQ Biometrix issued 71,111 shares in payment of intellectual property valued at $66,000 in the nine month period ended March 31, 2004.

* During the nine month period ended March 31, 2004, IQ Biometrix issued 60,000 shares in payment of accrued but unpaid interest valued at $55,800.

* During the nine month period ended March 31, 2004, IQ Biometrix issued 700,000 shares issued related to accrued stock issuance totaling $168,000 at June 30, 2003.

NOTE 5 - SUBSEQUENT EVENTS:

On April 15, 2004, IQB and Wherify Wireless, Inc. ("Wherify") jointly announced the signing of a definitive agreement under which Wherify Acquisition, Inc., a wholly-owned subsidiary of IQB, would be merged with and into Wherify and Wherify would become a wholly-owned subsidiary of IQB. Under the proposed transaction, IQB would issue to Wherify shareholders a number of shares of IQB common stock equal to four times the number of shares of IQB common stock issued and outstanding immediately prior to the merger, including shares of IQB common stock issuable upon exercise of warrants and conversion of debentures but excluding shares issuable upon exercise of stock options held by IQB employees and shares issued after the date of the merger agreement in certain financings. The proposed transaction has been unanimously approved by the boards of directors of IQB and Wherify and is subject to several terms and conditions, including approval by both the stockholders of IQB and the shareholders of Wherify. If either party terminates the proposed merger under circumstances specified in the merger agreement such party would be required to pay the other party a termination fee of $500,000. Upon completion of the merger, IQB would change its name to "Wherify Wireless, Inc." The full text of the merger agreement is attached as an exhibit to the Report on Form 8-K filed by IQB with the SEC on April 19, 2004.

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

During fiscal year 2003 we derived substantially all of our revenues from sales of our FACES(TM) 3.0 product. In July 2003, we launched FACES(TM) 4.0. FACES(TM)
4.0 contains significant enhancements and new features over FACES(TM) 3.0, including the ability to use the TRAK service offered by SocialTech, Inc., which allows any police officer to create high-resolution photo bulletins and share them electronically with other law enforcement jurisdictions, the media, and the community where appropriate. Revenues in fiscal years 2003 and 2004 were derived from a diverse customer base sold mainly in units of 1 to 50. No customer was responsible for more than 2% of revenues. Approximately 69% of the increase in our revenues for the current quarter and 75% for the nine months ended March 31, 2004 was due to an increase in our pricing. The number of licenses sold increased by 15% for the current quarter, but is down 15% for the nine months ended March 31, 2004. In March 2004, the Company held its first training session, which it sold out. The idea is to package a one day training session at a reduced fee with the purchase of the software.

In March, 2004, we entered into a strategic relationship with a leading training organization to offer classes and training programs to existing and potential customers in witness interviewing techniques and advanced uses of the FACES(TM) technology, such as age progression, creating virtual lineups and integrating composites with video and photo enhancement technology, to produce more accurate composites and maximize the potential of the FACES(TM) technology. The Company charges the attendees of these training sessions a fee, which includes a fee for training services as well as a software license fee for the Company's FACES software. In March 2004, the Company held its first training session. The Company has scheduled additional sessions over the next several months.

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

Cost of revenues currently consists of inventory, product shipping and packaging costs.

Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support, as well as costs associated with promotional activities and related travel expenses. Commissions are accrued at the rate of 20% of net revenues per quarter. We are currently maintaining staffing and costs at current levels as the Company works towards completion of the pending merger with Wherify Wireless.

General and administrative expense consists primarily of salaries and related expenses for executive, finance, accounting, information technology, facilities, and human resources personnel. We expect these expenses to increase only slightly over the next quarter in the areas of legal, accounting and outside services as we prepare filings and other information needed for the pending merger with Wherify Wireless.

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

On April 15, 2004, IQB and Wherify Wireless, Inc. ("Wherify") jointly announced the signing of a definitive agreement under which Wherify Acquisition, Inc., a wholly-owned subsidiary of IQB, would be merged with and into Wherify and Wherify would become a wholly-owned subsidiary of IQB. Under the proposed transaction, IQB would issue to Wherify shareholders a number of shares of IQB common stock equal to four times the number of shares of IQB common stock issued and outstanding immediately prior to the merger, including shares of IQB common stock issuable upon exercise of warrants and conversion of debentures but excluding shares issuable upon exercise of stock options held by IQB employees and shares issued after the date of the merger agreement in certain financings. The proposed transaction has been unanimously approved by the boards of directors of IQB and Wherify and is subject to several terms and conditions, including approval by both the stockholders of IQB and the shareholders of Wherify. If either party terminates the proposed merger under circumstances specified in the merger agreement such party would be required to pay the other party a termination fee of $500,000. Upon completion of the merger, IQB would change its name to "Wherify Wireless, Inc." The full text of the merger agreement is attached as an exhibit to the Report on Form 8-K filed by IQB with the SEC on April 19, 2004.

RESULTS OF OPERATIONS

Revenues increased approximately 187% to $210,500 for the nine months ended March 31, 2004 from $73,300 for the nine months ended March 31, 2003. In the three months ended March 31, 2004 revenues increased 60% to $72,200 as compared to $45,000 for the three months ended March 31, 2003. Revenues increased in the relevant periods primarily because we released our new FACES(TM) version 4.0 in July of 2003 and substantially increased our license fee. Approximately 69% of the increase in our revenues for the three months ended March 31, 2004 was due to an increase in our pricing, and the number of licenses sold increased by approximately 15%. Approximately 75% of the increase in our revenues for the nine months ended March 31, 2004 was due to an increase in our pricing, and the number of licenses sold decreased by approximately 15%. 2004 revenues were derived primarily from the sale of FACES(TM) 4.0 while 2003 revenues were from the sale of our FACES(TM) version 3.1 and FACES(TM) version LE products.

Sales and marketing expense increased 166% to $303,600 for the nine months ended March 31, 2004 from $114,300 for the nine months ended March 31, 2003. The increase was due to increased promotions and marketing expenses incurred in conjunction with the release of FACES 4.0 and additional sales staff added to try and better penetrate the market. Of these expenses, $268,000 were paid with common stock. In the three months ended March 31, 2004 sales and marketing expense increased 332% to $122,800 from $28,400 for the three months ended March 31, 2003. Sales and marketing expense increased primarily due to an increase in sales staff of $20,000, marketing services of $45,000 and accrued commissions of $30,000.

General and administrative expense increased 448% to $4,687,869 for the nine months ended March 31, 2004 from $855,300 for the nine months ended March 31, 2003. In the three months ended March 31, 2004, general and administrative expense increased 692% to $2,376,300 from $300,100. The increased spending was mainly for investor relations of $1,277,000, investment banking and business consulting fees of $1,364,000, legal and audit fees of $828,000, and payroll of $615,000. The use of these services is related to the company's search for additional sources of capital, partnering or acquisition opportunities and creating and maintaining the corporate infrastructure needed in a public company. Of these expenses, approximately $3,977,000 was paid in the form of shares of our common stock. The increase in general and administrative expenses, during the three months ended March 31, 2004, was mainly for investor relations expenses of $986,000, investment banking and business consulting fees of $413,000, legal fees of $245,000, and payroll of $217,000. Of these expenses, approximately $1,981,000 was paid in the form of shares of our common stock. The use of these services is related to the company's search for additional sources of capital, partnering or acquisition opportunities. The use of these funds in the three months ended March 31, 2004 was primarily related to the Company's search for additional sources of capital, partnering and acquisition opportunities as well as day to day operations.

Research and development expense increased 99% to $171,900 for the nine months ended March 31, 2004 from $86,600 for the nine months ended March 31, 2003. In the three months ended March 31, 2004, research and development expense increased 244% to $21,750 from $6,300 for the three months ended March 31, 2003. The increase in research and development costs are primarily as a result of costs incurred in the planning and development of our next generation software and researching products and intellectual property for potential partnering opportunities. Of these expenses, approximately $165,000 were paid with shares of our common stock. We anticipate research and development expenses for the development of our next generation product as well as our ongoing analysis of third party products and intellectual property to approach $225,000 in fiscal 2004.

Interest expense increased 4,276% to $1,108,000 for the nine months ended March 31, 2004 from $25,300 for the nine months ended March 31, 2003. In the three months ended March 31, 2004 interest expense increased 6,080% to $383,600 from $6,200 for the three months ended March 31, 2003. All increases are related to the amount of issued debt of $1,800,000 compared to $200,000 at March 31, 2004 and 2003, respectively and the amortization of the debt discounts related to this debt in 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004, we had cash and cash equivalents of approximately $73,000. Net cash used in operations decreased to $666,900 for the nine months ended March 31, 2004 compared with $737,600 for the nine months ended March 31, 2003. The $82,700 improvement was primarily the result of the issuance of 3,834,072, shares of common stock issued in lieu of cash for services of $5,304,200 offsetting the difference in operating loss of $4,594,700 and amortization of debt discount of $358,300 offset by the reduction of payables and accrued liabilities of $597,000 and the increase in inventory of $10,000.

Net cash provided by financing activities was approximately the same at $699,700 and $650,000 for the nine months ended March 31, 2004 and 2003 respectively. The Company is still searching for additional financing to help fund its future growth and cash flow needs. No additional funding has been received halfway through since halfway through the quarter ended December 31, 2003. As mentioned in the subsequent/recent events sections of this filing, a short term loan has been put in place to help with some of the Company's short term cash needs.

From our inception in 2002 we have financed our operations primarily through private sales of common stock and convertible debentures. We have negative working capital totaling $1,563,000 which consists primarily of $1,676,000 of convertible investor notes, which is net of debt discounts (for price discounts and warrant issuances) totaling $303,900 and includes accrued interest of $130,000.

There is a "Going Concern" reservation in our auditor's opinion for the year ended June 30, 2003. We are currently seeking sources of capital as we believe we may have difficulty meeting and servicing our current operating cash flow requirements in the next one to three months. At March 31, 2004 we had cash of $73,000; accounts payable of $53,000, and accrued liabilities of $226,000.

By June 1, 2004, $750,000 of the convertible notes become due and payable. We have no assurances that these notes will be converted into common stock per the terms of the debentures. We currently have no borrowings available to us under any credit arrangement, and we will look for additional debt and equity financings should cash provided from operations be insufficient to support our debt obligations and our ongoing operations of the business. Adequate funds may not be available on terms acceptable to us. If additional funds are raised through the issuance of equity securities, dilution to existing stockholders may result. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our financial position, results of operations and cash flows. The Company has no material commitments for capital expenditures and there are no anticipated material capital expenditures that are reasonably expected to have a material impact on the Company.

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

Pursuant to the merger agreement with Wherify Wireless, Inc., at closing the Company is required to have $4,000,000 in cash on its most recent regularly prepared balance sheet and that if such funds are raised from the sale of equity securities, that such sales be done at a minimum price of $1.00 per share. The Company will be seeking additional financing from third parties in order to meet this obligation.

CRITICAL ACCOUNTING POLICIES

INTANGIBLE ASSETS

Our intangible assets consist of a customer list acquired in the JVWEB / IQ Biometrix acquisition in March 2002 and the FACES software code. We recorded the cost of the software and amortize the cost over the estimated useful life of 3 years. We review the value of our intangible assets quarterly and determine its value. At March 31, 2004 we had a net carrying value for our intangible assets of $97,000.

REVENUE RECOGNITION

We adopted revenue recognition policies that comply fully with the guidance in Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Revenue consists of shipped customer orders and completed services. Revenue is not recognized until the product has been shipped or the service completed and there is a certainty of payment.

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

RISK FACTORS

RISKS RELATED TO OUR FINANCIAL RESULTS

WE CURRENTLY LACK LIQUIDITY AND WE WILL NEED TO RAISE ADDITIONAL EQUITY OR DEBT FINANCING TO FUND OUR OPERATIONS.

To date, we have had no meaningful revenues and there is a "Going Concern" reservation in our auditor's opinion for the year ended June 30, 2003. We have heretofore financed our business through the procurement of capital investments. At March 31, 2004, we had cash, cash equivalents and short-term investments of $73,000; our accounts payable were approximately $52,000, and we had accrued expenses of $226,000. In order to address our immediate liquidity issues, we are seeking additional debt or equity financing. We currently do not have any credit arrangements. We may not be able to obtain additional debt or equity financing. If successful in raising additional financing, we may not be able to do so on terms that are not excessively dilative to existing stockholders or less costly than existing sources of financing. Failure to secure additional financing in a timely manner and on favorable terms in the future could have a material adverse impact on our financial performance and stock price and require us to implement certain cost reduction initiatives and curtail our operations.

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

OUR LIMITED OPERATING HISTORY MAKES AN EVALUATION OF US AND OUR FUTURE EXTREMELY DIFFICULT.

In early fiscal 2004, we began selling our FACES(TM) 4.0 product, and we have generated very limited revenues from its sale. Given our extremely limited revenues to date and our current limited cash resources, if our revenues in any period are lower than we project, our business, results of operations and financial condition would be materially and adversely affected. In addition, our ability to forecast accurately our quarterly revenue and expenses is limited due to a number of factors, including:

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

WE HAVE A HISTORY OF LOSSES AND DO NOT KNOW WHEN WE MAY BECOME PROFITABLE OR IF WE DO BECOME PROFITABLE WHETHER WE CAN SUSTAIN PROFITABILITY.

We have incurred net losses of $11,044,147 since inception. As of March 31, 2004, we had an accumulated stockholder deficit of $1,460,257 million and we expect to continue to incur net losses for the foreseeable future. We also expect to incur significant product development, sales and marketing and general and administrative expenses. As a result, we will need to generate increased revenues to achieve profitability and we may not be able to generate sufficient revenues to achieve profitability. To increase our revenues, we must increase sales of our existing products and introduce new products that we have either developed internally or acquired through other arrangements. While we believe we can grow our revenues from our existing product through internal actions, the rate of growth will most likely not allow us to achieve our breakeven quarterly revenue level in a timely manner. Therefore, we continue to evaluate business combinations and partnering arrangements in our core business areas that would improve our market share position, increase our revenue, improve on our net loss position and accelerate our ability to reach profitability. While we are seeking acquisitions that we believe would improve our financial results, a completed acquisition may not provide the anticipated financial results, thus leading to continuing net losses. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. We are seeking to increase our revenues by increasing the sales of our existing products through the expansion of our marketing program and our sales force. We are also exploring the development of new products that are synergistic to our existing business and actively seeking out acquisition and partnering prospects that would complement our existing product offerings, augment our market coverage, or enhance our technological capabilities. There can be no assurance that we will be successful in increasing sales of our existing products or in developing or locating new products. Even if we were able to develop or acquire new products, there can be no assurance that sales of these new products would result in increased revenues, in which case our business, results of operations and financial condition would be materially and adversely affected.

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

We have various abilities and obligations to issue additional shares of common stock in the future. These abilities and obligations include the following:

* Approximately 523,073 registered shares of our common stock are available for issuance to outside consultants to compensate them for services provided;

* Options to purchase approximately 3,020,000 shares of our common stock were outstanding as of April 30, 2004;

* Warrants to purchase approximately 2,531,200 shares of common stock were outstanding as of April 30, 2004;

* Debentures, convertible into 4,873,750 shares of common stock had been issued as of April 30, 2004

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

ITEM 3. CONTROLS AND PROCEDURES

In accordance with the Securities and Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2004, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There has been no change in our internal controls over financial reporting that occurred during the three and nine months ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                                     PART II

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

On January 1, 2004, the Company issued an option to purchase 60,000 shares of its common stock to consultants for business consulting services. The consultants are accredited investors and the issuance of the options and the common stock underlying the options are claimed to be exempt pursuant to Sections 4(2) and 4(6) of the Securities Act of 1933.

On January 26, 2004, the Company issued 25,000 shares of its common stock to a former member of the board of directors as compensation for duties performed in that capacity and 48,841 shares to Seth Horn its former Chief Financial Officer as compensation for duties performed in that function. Both individuals are accredited investors and the issuance of the common stock is claimed to be exempt pursuant to Sections 4(2) and 4(6) of the Securities Act of 1933.

On February 5, 2004, the Company issued 75,000 shares of its common stock to a consultant for investor relations services. The consultant is an accredited investor and the issuance of the common stock is claimed to be exempt pursuant to Sections 4(2) and 4(6) of the Securities Act of 1933.

On March 1, 2004, the Company issued an option to purchase an aggregate of 250,000 shares of common stock to its legal counsel for legal services performed for the Company. The individuals are accredited investors and the issuance of the options and the common stock underlying the options are claimed to be exempt pursuant to Sections 4(2) and 4(6) of the Securities Act of 1933.

On March 2, 2004, the Company issued 450,000 shares of its common stock to a consultant for investor relations services performed for the Company. The consultant is an accredited investor and the issuance of the common stock is claimed to be exempt pursuant to Sections 4(2) and 4(6) of the Securities Act of 1933.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits:

Exhibit No.   Description
-----------   -----------

10.36 Consulting Agreement between the Company and Livikakis Financial Communications Inc.

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

                                           IQ BIOMETRIX, INC.
                                           (Registrant)


Date May 17, 2004                           /s/ William Scigliano
                                           -------------------------------------
                                           President & CEO


Date May 17, 2004                           /s/ Michael Walsh
                                           -------------------------------------
                                           Chief Financial Officer