Form 10QSB/A
period 2004-03-31
IQ BIOMETRIX INC
filed 2004-08-31
CIK 1051902

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

                                IQ BIOMETRIX, INC
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                For the nine months ended
                                                                       March 31,
                                                                 2004             2003
                                                              -----------      -----------
OPERATING ACTIVITIES:

      Net loss                                                $(6,172,191)     $(1,098,280)

      Adjustments to reconcile net loss to
        net cash used in operating activities
          Depreciation and amortization                            50,689           20,328
          Stock Warrants issued as interest on loans                   --           19,112
          Common stock issued for services                      4,023,131           64,868
          Non cash compensation expense                           479,234               --
          Writeoff of advance to former director                       --           52,401
          Amortization of debt discount                           894,668               --
           Changes in assets and liabilities:
              Accounts receivable                                 (28,460)          (3,248)
              Advance to IQ Entertainment                              --          (26,121)
              Inventory                                             1,187           12,000
              Prepaid expenses                                   (111,927)              --
              Accounts payable and accrued expenses               140,819          221,309
                                                              -----------      -----------
      Net cash used in operating activities                      (722,850)        (737,631)
                                                              -----------      -----------

       Investing activities

              Purchase of fixed assets                             (1,845)              --
              Purchase of intellectual property                   (50,000)              --
              Note receivable                                      50,000               --
              Increase in deposits                                     --             (950)
                                                              -----------      -----------
      Net cash used in investing activities                        (1,845)            (950)
                                                              -----------      -----------

      Financing activities

              Proceeds from sale of common stock                       --          200,000
              Proceeds from exercise of options                    49,700               --
              Proceeds from new convertible notes payable         700,000          400,000
              Payments on demand notes payable                    (50,000)              --
              Proceeds from demand notes payable                       --           50,000
                                                              -----------      -----------
      Net cash provided by financing activities                   699,700          650,000
                                                              -----------      -----------

      Net increase (decrease) in cash                             (24,995)         (88,581)

      Cash, beginning of year                                      97,681           92,213
                                                              -----------      -----------

      Cash, end of year                                            72,686            3,632
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

* During the nine month period ended March 31, 2004, IQ Biometrix issued 71,111 shares in payment of intellectual property valued at $67,998 in the nine month period ended March 31, 2004.

* During the nine month period ended March 31, 2004, IQ Biometrix issued 60,000 shares in payment of accrued but unpaid interest valued at $55,800.

* During the nine month period ended March 31, 2004, IQ Biometrix issued 700,000 shares issued related to accrued stock issuance totaling $168,000 at June 30, 2003.

NOTE 4 - SUBSEQUENT EVENTS:

On April 15, 2004, IQB and Wherify Wireless, Inc. ("Wherify") jointly announced the signing of a definitive agreement under which Wherify Acquisition, Inc., a wholly-owned subsidiary of IQB, would be merged with and into Wherify and Wherify would become a wholly-owned subsidiary of IQB. Under the proposed transaction, IQB would issue to Wherify shareholders approximately 33 million shares of IQB common stock, based on the shares of capital stock of Wherify Wireless, Inc. outstanding as of April 15, 2004 and assuming a one-for-four reverse split of the outstanding shares of IQB common stock. The proposed transaction has been unanimously approved by the boards of directors of IQB and Wherify and is subject to several terms and conditions, including approval by both the stockholders of IQB and the shareholders of Wherify. If either party terminates the proposed merger under circumstances specified in the merger agreement such party would be required to pay the other party a termination fee of $500,000. Upon completion of the merger, IQB would change its name to "Wherify Wireless, Inc." The full text of the merger agreement is attached as an exhibit to the Report on Form 8-K filed by IQB with the SEC on April 19, 2004.

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

On April 15, 2004, IQB and Wherify Wireless, Inc. ("Wherify") jointly announced the signing of a definitive agreement under which Wherify Acquisition, Inc., a wholly-owned subsidiary of IQB, would be merged with and into Wherify and Wherify would become a wholly-owned subsidiary of IQB. Under the proposed transaction, IQB would issue to Wherify shareholders approximately 33 million shares of IQB common stock, based on the shares of capital stock of Wherify Wireless, Inc. outstanding as of April 15, 2004 and assuming a one-for-four reverse split of the outstanding shares of IQB common stock. The proposed transaction has been unanimously approved by the boards of directors of IQB and Wherify and is subject to several terms and conditions, including approval by both the stockholders of IQB and the shareholders of Wherify. If either party terminates the proposed merger under circumstances specified in the merger agreement such party would be required to pay the other party a termination fee of $500,000. Upon completion of the merger, IQB would change its name to "Wherify Wireless, Inc." The full text of the merger agreement is attached as an exhibit to the Report on Form 8-K filed by IQB with the SEC on April 19, 2004.

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

10.36 Consulting Agreement between the Company and Liviakis Financial Communications Inc.

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

                                           IQ BIOMETRIX, INC.
                                           (Registrant)


Date August 30, 2004                        /s/ William Scigliano
                                           -------------------------------------
                                           President & CEO


Date August 30, 2004                        /s/ Michael Walsh
                                           -------------------------------------
                                           Chief Financial Officer