Form 10KSB
period 2004-06-30
IQ BIOMETRIX INC
filed 2004-10-01
CIK 1051902

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

               |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended June 30, 2004 Commission File Number 0-24001

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

Check whether the issuer (1) has filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The issuer's revenues for the fiscal year ended June 30, 2004 were $269,724.

The aggregate market value of the voting stock held by non-affiliates of the registrant on September 17, 2004 was approximately $16,651,646, based on the closing price of such stock on such date. The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of September 17, 2004 was 25,333,057.

Transitional Small Business Disclosure format (Check one): YES |_|  NO |X|

                                     PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES.

         In addition to historical information, this Annual Report on Form 10-KSB (Annual Report) contains predictions, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities and Exchange Act of 1934 that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under "Risk Factors" and elsewhere in this Annual Report, and some of which we may not know. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue" or the negative of these terms or other comparable terminology. In addition, these forward-looking statements include, but are not limited to, statements regarding the following:

         * our belief that the FACES technology will help solve the growing need for effective technology solutions to support law enforcement and homeland security;

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

         * our ability to complete the proposed merger with Wherify Wireless, Inc; * the availability and timely distribution of governmental funding;

         * our ability to introduce and gain customer acceptance of new products on a timely basis;

         * risks associated with the potential integration of additional operations, the extent of management time and attention required and related costs and expenses associated with the proposed merger with Wherify;

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

         * the protection of our proprietary technology;

         * unforeseen development delays for new products that limit our ability to generate revenues;

Overview

         IQB is a provider of facial composite software to federal, state and local law enforcement agencies in the U.S. and worldwide. IQB's headquarters are located at 39111 Paseo Padre Parkway, Suite 304, Fremont, CA 94538. IQB's telephone number is (510) 795-2900. IQB's web site is http://www.iqbiometrix.com. Information contained in IQB's web site shall not be deemed to be a part of this annual report.

         IQB is the result of a merger of JVWeb, Inc., a Delaware corporation, and IQ Biometrix California, Inc., a California corporation. JVWeb was incorporated on October 28, 1997 in Delaware to pursue electronic commerce opportunities. When JVWeb was unsuccessful in pursuing its business plan, JVWeb discontinued its operations and began the active search for an appropriate merger candidate in a transaction that would likely result in a change in the control and management of JVWeb. JVWeb and IQ Biometrix were introduced by Eric McAfee, who was a stockholder of CI Systems, a company whose assets were acquired by IQ Biometrix California prior to the merger. Greg J. Micek was the President and Chief Executive Officer of JVWeb and Greg J. Micek and Lewis Ball were members of the Board of Directors of JVWeb.

         The FACES(TM) technology was initially developed in the mid-1990's by Montreal-based entrepreneur Pierre Cote, the founder of InterQuest Inc., which launched FACES(TM) version 1.0 in 1998. InterQuest subsequently filed for bankruptcy in October 2000. In August 2001, another Canadian company acquired the FACES(TM) technology out of the bankruptcy proceedings on a deferred payment basis. When this acquirer was unable to raise funds to make the deferred payments, it defaulted and filed for bankruptcy in September 2001. Pierre Cote and other former InterQuest management and stockholders founded IQ Biometrix California, Inc. and on March 22, 2002, IQ Biometrix California merged with and into IQB Acquisition Corporation, a newly formed, wholly-owned Delaware subsidiary of JVWeb and JVWeb changed its name to "IQ Biometrix, Inc."

         In a transaction valued at $22,109,277, IQB acquired ownership of all of the right, title and interest in and to the FACES(TM) business and intellectual property, including software, patents and trademarks, the FACES(TM) library, inventory and other items. Because JVWeb had no significant assets or operations at the time of the merger, the merger was treated for accounting purposes as a "reverse merger." Although JVWeb was at the time a public company that acquired all of the assets of IQB, for accounting purposes IQB was treated as the acquirer and the public company henceforth.

      In connection with the merger, IQB:

      o issued 12,854,231 shares of common stock of IQB to the IQ Biometrix California stockholders in exchange for all the issued shares of IQ Biometrix California; and

      o assumed outstanding options obligating IQB to issue up to 1,738,160 shares of IQB's common stock. Immediately after the merger, the former stockholders of IQ Biometrix California held approximately 85.51% of IQB's outstanding common stock. No placement or other fees were paid in connection with the merger.

Industry Background

         The management of IQB believes that crime and homeland security remain a major concern. Product-oriented solutions should therefore command a market priority. There has been a surge of interest in technology that can help identify suspects and provide front line support to fight crime and terrorism. Among these technologies, facial composite and facial recognition technologies are expected to be one of the fastest-growing segments of the biometric market over the next two to three years.

The IQ Biometrix Solution

         IQB's product FACES (TM) allows the user to create and re-create billions of human faces. Facial features selected from a database are automatically blended together to produce a photo-quality composite facial image. The technology helps law enforcement agencies identify, track and apprehend suspects.

         FACES automatically generates a unique alphanumeric "InterCode"TM, for each image. IQB's InterCode(TM) algorithm is the digital imprint of the face, as represented by the unique combination of facial features from IQB's proprietary library. Every InterCode(TM) is unique with respect to a particular face, just as fingerprints or DNA are to a particular person. The digital character of the InterCode(TM) coding system and the small size of the code itself (less than 250 characters in length) allows the InterCode to be transmitted via any telecommunications network (phone, fax, internet). It also gives law enforcement agencies a more secure way to exchange facial composites relating to sensitive investigations.

         The photo quality of FACES composites means that they can be used effectively with facial recognition technology as a query to search image databases and deliver possible matches for positive identification.

          FACES(TM) first gained public recognition through its use in the capture of criminals by the highly-rated television series "America's Most Wanted," and its subsequent endorsement by host John Walsh. The first time FACES(TM) was used on the show it helped law enforcement capture a serial rapist of young girls within 48 hours of the show's airing.

         IQB has entered into a nonbinding strategic alliance agreement with SocialTech, Inc., a privately-held company and the developer of the TRAK notification software system to integrate IQB's FACES(TM) technology with SocialTech's TRAK system. "TRAK - Technology to Recover Abducted Kids," is a computer software system that was originally designed to help law enforcement agencies locate and recover abducted children. This system allows any police officer to quickly and efficiently create high-resolution photo bulletins, annotate them and share them electronically with other law enforcement jurisdictions, the media, and the community, around the world in seconds. The TRAK system is used by more than 1,400 police departments and is currently implemented at all 600 police departments in the State of New Jersey. TRAK has been used in a variety of cases, assisting law enforcement to communicate important visual information. However, without FACES(TM) or a photo image from a video camera or other source, the TRAK solution often is restricted to a general description of the suspect, e.g. white male, 6' tall, brown hair. This description is believed to be much less effective in identifying suspects than the FACES(TM)composite image. Using TRAK with IQB's FACES(TM)product creates a powerful tool for law enforcement agencies. To date, IQB has received no revenues from its agreement with SocialTech.

         In July 2003, IQB launched FACES(TM) 4.0. IQB began an aggressive sales and marketing campaign to extend the penetration of FACES(TM) in law enforcement.

         On April 15, 2004, IQB and Wherify Wireless, Inc. jointly announced the signing of a definitive agreement under which IQB and Wherify would merge. Under the proposed transaction, IQB is currently expected to issue to Wherify shareholders approximately 32 million newly issued shares of IQB common stock and the shareholders of Wherify are currently expected to hold approximately 80% of the combined company. The proposed transaction has been unanimously approved by our board of directors and is subject to certain terms and conditions, including approval by both the stockholders of IQB and the shareholders of Wherify. Assuming completion of the transaction, for every share of Wherify capital stock held as of the record date, each Wherify stockholder is currently expected to receive approximately 4.5 shares of IQB common stock. If either party terminates the proposed merger under circumstances specified in the merger agreement the terminating party will be required to pay the other party a termination fee of $500,000.

Strategy

         Our goal is to become a leader in the field of facial composite software. We plan to achieve this goal through the implementation of the following key strategies:

         * Maintain FACES(TM) as the leading facial composite software. One of our strategies is to position FACES(TM) as a state-of-the-art, easy to use, efficient product. Management believes that FACES(TM) represents a significant leap forward in simplicity of design and usability, revolutionizing the process of suspect identification. FACES(TM) can assist anti-terrorism, law enforcement, security and public safety personnel to identify suspects and solve crimes, by
(i) developing accurate, photo-like composite images of suspects, (ii) giving law enforcement and other personnel in multiple agencies the ability to exchange composite images quickly and efficiently, and (iii) allowing the user to use FACES(TM) with facial recognition technology to search photo databases and retrieve possible matches.

         * Build strong brand recognition: Our strategy is to develop, promote, advertise and increase the brand equity and visibility of FACES(TM) through a variety of marketing and promotional techniques using a variety of media and conducting an ongoing public relations campaign. To help build strong brand recognition and lay the foundation for sales of enhanced products developed in the future, 150,000 copies of FACES(TM) 1.0 were donated to police departments across North America in 1998 and 1999. This undertaking resulted in endorsements from a number of major law enforcement organizations.

         * Develop new products: We intend to continue to develop and refine our existing products, and to develop and commercialize additional products using our technology and our facial image library. We also intend to expand our product line through strategic acquisitions. For example, our proposed merger with Wherify Wireless, Inc. will expand the combined company's product line and allow the combined company to leverage its existing sales and distribution channels to increase sales of all of its products.

         * Continue to seek valuable endorsements and recognition. FACES(TM) has been endorsed by John Walsh, host of the Fox Network television series "America's Most Wanted," which is viewed by 15 million people every week, and "Americas Most Wanted" has adopted FACES(TM) as a crime-solving tool. We will continue to seek endorsements from groups such as these.

         * Maintain a strong commitment to customer satisfaction: We understand that, in order for IQB to be successful, our customers must be satisfied with our products. We are committed to customer satisfaction throughout our organization. In order to accomplish this, we intend to invest substantial time and effort in testing our products and working closely with our customers to quickly address any issues that arise. We will focus on providing our customers with the technical assistance and capabilities required to ensure a satisfactory experience with our products. Customers are currently able to access support, via e-mail and telephone during normal business hours and we supplement our telephone support with Web-based support services. IQB has also negotiated a strategic relationship with a national law enforcement training organization to provide training and certification to law enforcement personnel throughout the U.S. and Canada. This program is designed to train FACES(TM) users in witness interviewing techniques and advanced uses of the FACES(TM) technology, such as age progression, creating virtual lineups and integrating composites with video and photo enhancement technology, to produce more accurate composites and maximize the potential of the FACES(TM) technology.

         * Continue to develop a strong network of strategic partners: We have developed a number of formal and informal strategic relationships with persons whose services are necessary to develop and implement our business strategy.

         * Expand sales and distribution channels: We intend to address a broader market for our products by seeking to increase the number of distributors of our products as well continuing our direct selling efforts. Distributors will be chosen carefully, with regard to vertical and geographic focus, as we diligently work with each distributor to generate sales. In addition, we believe that international markets represent a significant opportunity to increase the sales of our products and services, and we have established an early marketing, sales and support presence in selected international markets. When appropriate, we will implement localized versions of our software. We expect that if our proposed merger with Wherify Wireless, Inc. is consummated, it will allow the combined company to leverage its existing sales and distribution channels to increase sales of all of its products.

         * Pursue incremental revenue opportunities: We intend to leverage FACES(TM) to broaden our presence and develop additional revenue opportunities. Future revenue opportunities are expected to grow out of our technology, although the exact nature of these can not now be determined.

         * Attract and retain exceptional employees: We believe that versatile and experienced employees provide significant advantages in the rapidly evolving market in which we will compete. We are committed to building a talented employee base and to attracting an experienced management team.

Products

         FACES(TM) is a software technology that allows operators to develop accurate, photo-like facial composite images. Its interface is designed as a series of easy-to-use menus: no previous forensic art training or experience is required. The FACES(TM) database includes thousands of facial features that can be selected with the click of a mouse. The features are automatically blended together to provide facial images of either gender and any race, from juvenile to elderly. A unique alphanumeric ID code is generated for each facial image which can be transmitted over any telecommunications channel (telephone, email, radio and fax). When the code is entered into the receiver's FACES(TM) system it recreates the composite, exact in every detail. At less than 1KB in size, the code is ideal for wireless transmission; it also provides police agencies with additional security when exchanging suspect images relating to sensitive investigations. FACES(TM) is both PC and Mac-compatible and can be run on any standard desktop or portable computer. About 700 MB of space is needed on a system's hard drive to install FACES(TM), or the software can be run directly from the CD-ROM drive.

FACES 4.0 Version

         FACES(TM) 4.0, launched in July 2003, provided several important advancements from prior versions. The FACES(TM) database was expanded to 4,400 features, including new African American, Latino and Asian features. Facial markings such as scars and tattoos have been added as well as ability to choose between light, medium and dark hair components. Positioning and sizing tools were enhanced to allow the facial composite images to be fine tuned. Composites can be exported in JPEG format to provide further refinement through standard graphics programs, and to incorporate into police bulletins and notifications. FACES(TM) 4.0 is available in single, multi license and network license versions, and can be operated in English, Spanish and French.

FACES 4.0 Support, Maintenance and Training

         Purchasers of FACES(TM) 4.0 are entitled to free technical assistance for 90 days by trained personnel either by phone or email. Detailed product FAQs and composite tips and techniques are available through the IQB website. In February 2003, IQB introduced an annual maintenance program that extends the initial technical assistance period to 12 months, and provides free software upgrades during the maintenance period.

         In November 2003, IQB joined with CTS Associates of Patchogue, New York to develop a one day course for investigators on the use of FACES(TM). The course covers both basic FACES(TM) operation and the use of advanced features such as age progression. In addition, the course teaches the participant how to use FACES(TM) effectively in criminal investigations, how to integrate facial composites with video and photo enhancement technologies, interviewing techniques to build facial composites, and legal and evidentiary issues relating to facial composite evidence. The training is designed to maximize the potential of FACES(TM). IQB now offers both scheduled and customized on-site training sessions.

FACES 4.0 EDU

         FACES(TM) 4.0 EDU version, designed specifically for classroom use, was launched in May 2004. It is designed to respond to the growing interest in using forensic content to teach basic sciences at the middle and high school level. The product gives students hands-on experience in how suspect composites - like DNA, fingerprint and other evidence - are used to solve crimes. FACES(TM) 4.0 EDU can be used to teach observational skills that can be critical in increasing personal awareness and safety.

         Shortly after the launch of FACES(TM) 4.0 EDU, IQB began collaborating with Ward's Natural Science to use FACES(TM) as a foundation for forensic kits for the educational market. Ward's, established in 1862 and based in Rochester, New York, is a leading manufacturer and distributor of science education materials for middle, high school and college classes, carrying more than 17,000 products. Ward's is a division of VWR International, a worldwide distributor of scientific equipment to industrial, government, life science, education, electronics and pharmaceutical markets.

         A non-binding letter of intent for a proof of concept phase for the forensic kits was signed in September 2004. The forensic kits will include FACES(TM) EDU technology, as well as examples of other advanced criminal investigation technologies and activities, and detailed teacher's resources. As part of the proof of concept, Ward's will purchase 10,000 copies of FACES(TM) EDU.

FACES Integrated Solutions

         Due to its flexible architecture, FACES(TM) has already been successfully integrated with other key law enforcement and security technologies. For example, FACES is integrated with the TRAK software solution from SocialTech -- used by 1400 police departments in the U.S. as part of their Amber Alert protocols - whereby FACES(TM) composite images can be imported into template alert bulletins. FACES(TM) is also included in the Video Analyst System
(VAS) provided by Intergraph Solutions Group. VAS is a graphics workstation with tools to capture, analyze, enhance and edit video surveillance, incorporating NASA-developed Video Image Stabilization and Registration (VISAR) technology. Using FACES(TM) with the VAS workstation allows facial composites to be developed from enhanced video images to further define facial evidence and assist in identification.

         FACES(TM) has also been integrated with FACE Plus technology from Dataworks Plus to allow police departments to enroll facial composite evidence in mugshot database systems, and to use facial composites as a query to search databases and return possible matches. The matched images can provide a virtual line up for positive identification by witnesses.

Product Development, Packaging And Fulfillment

         To date, IQB's products have been developed primarily through the use of outside contractors. On May 31, 2002, IQB entered into an agreement with Entreprise Cogniscience, Inc., a privately-held software development company, to develop FACES(TM) 4.0. Product documentation is generally created internally. IQB believes that a crucial factor in the success of a new product is getting it to market quickly to respond to new user needs or advances in hardware, without compromising product quality. IQB strives to maintain its relationship with its customers so that it can become informed at the earliest possible time about changing usage patterns and hardware advances that may affect software design.

         Entreprise Cogniscience used a proprietary environment based on LISP to develop IQB's software. If IQB were to bring the software development in-house or if its relationship with Entreprise Cogniscience were otherwise to terminate, IQB would need to port its source code to a new development environment, which may cause it to experience delays in future product releases, enhancements and upgrades, as well as higher than expected error and defect rates, all of which could have an adverse effect on its business, results of operations and financial condition. IQB is not dependent on any other third party products or technology. IQB spent approximately $147,000 and $172,000 on research and product development related expenses for the years ended June 30, 2003 and 2004 respectively.

         IQB out sources the packaging of its product, which consists of transferring FACES(TM) onto compact discs ("CDs"), quality control testing and printing the CDs and manuals, to Stephen Gould Corporation in Sacramento, CA. There are a number of software packaging companies that are available in the event IQB's current vendor becomes unavailable. IQB has multiple sources for CD's. Quality control tests are selectively performed on finished products. IQB also out sources its product fulfillment to OnFulfillment Inc. in Newark, CA, which stores inventory, packages and ships orders.

         IQB presently manages its product fulfillment, information processing, vendor management, logistics services, licensing, and related supporting functions from its Fremont, California office.

New Product Development

         IQB is actively involved in the development of new products. However, any new products that IQB develops may not be released on the anticipated schedule, and they may not achieve market acceptance or adequately address the changing needs of the marketplace on a timely basis, despite the dedication of significant resources to the development of the products. Any such failure could result in IQB's having little or no return on its investment of significant resources, which could adversely affect IQB's business. The following is a discussion of some of the products currently under development.

         IQB is developing FACES(TM) 5.0. It is currently contemplated that FACES(TM) 5.0 will include improvements to the features database content and schema, new tools to refine facial composites, additional export functions to facilitate transmission of composite evidence and enhance integration of FACES(TM) with database technologies, witness interview support, and new delivery models.

         IQB has discontinued the development of FACES SEARCH, which was being designed to be used with facial recognition technology as users are now able to use FACES(TM) 4.0 with existing facial image databases and recognition technologies. IQB is now focused on developing FACES(TM) SDK that is designed to include a configurable interface to facilitate seamless integration of FACES(TM) with such technologies, as well as extend the integration of FACES(TM) into other applications such as computerized games.

Marketing, Sales And Markets

Marketing

Our marketing strategy aims to penetrate strongly two target markets:

      o     Public security/law enforcement agencies; and
      o     Middle and high school and post secondary education

As a result of IQB's pending merger with Wherify Wireless, Inc., IQB's entry into other markets, such as the private securities/businesses at risk, has been de-emphasized. No significant resources are being applied to these activities pending a re-evaluation of the opportunities.

Sales and Markets

Law Enforcement Market

         Investigators in federal, state and local law enforcement agencies in the United States are currently the primary market for FACES(TM). According to US Department of Justice statistics there were more than 17,000 such agencies in the U.S. as of June 2000. To date, FACES technology has been sold to about 2,500 law enforcement agencies, including the FBI, CIA, Department of Defense, Department of Homeland Security, US Navy, Royal Canadian Mounted Police, Los Angeles Police Department, New York Police Department, Chicago Police Department, Seattle Police Department, Miami Police Department, Orange County
(FL) Sheriff's Department, Atlanta Police Department, Baltimore Police Department, Boston Police Department, California Highway Patrol, Cleveland Police Department, Houston Police Department, Philadelphia Police Department and San Diego Police Department. Thousands of other agencies received licenses for earlier versions of FACES(TM) to establish product awareness.

         IQB believes that to date only a small portion of the law enforcement market has been penetrated and substantial additional opportunity exists to penetrate this market further. IQB believes that it is well positioned to increase market share given the increasing reliance on and adoption of computer technologies by law enforcement agencies, the superiority of FACES(TM) as a facial composite technology, the fact that FACES(TM) can be integrated with facial image databases, facial image recognition and other law enforcement technology solutions, and competitive pricing, which provides both a competitive entry price for small agencies and scaleable multi-license and network options for larger organizations.

         IQB has identified several sales and marketing channels, which IQB has used successfully to communicate the value of its technology in supporting criminal investigations.

         IQB's website remains a key marketing tool, supported by search engine advertising. IQB also uses paid content placement on other law enforcement internet sites. IQB established an online store for FACES(TM) in February 2004 and provides a downloadable demonstration version of FACES(TM) 4.0.

         IQB uses a variety of media and public relations strategies to create awareness of its products, including press releases articles in trade magazines and other media, broadcast of FACES(TM) success stories and appearances by and interviews with IQB personnel (including stockholder John Walsh) on television and radio.

         Although advertising is an important component of IQB's marketing strategy, IQB has primarily used other media and public relations strategies to build brand awareness both because of its limited financial resources and because of the additional credibility that editorial content has in its target markets. IQB, however, intends to undertake selective advertising activities, including direct mail advertising to law enforcement agencies, and selective advertising in law enforcement and security publications.

         IQB has used law enforcement trade shows to profile FACES(TM) technology and to provide product information and demonstration CDs, and plans to expand this channel.

         The most successful sales and marketing channel for FACES(TM) remains direct telesales. IQB entered into an agreement with CTS Associates, a training organization for law enforcement personnel, in September 2004 under which CTS has agreed to establish a telesales team who will sell FACES(TM) in conjunction with the sale of investigator training programs. The availability of facial composite training has led directly to the sale of FACES(TM) to a number of police departments and is expected to be a strong driver for FACES(TM) sales in future. The agreement is for three months and CTS will be compensated on a commission basis, based on their sales of the product. The arrangement will be reviewed at the end of three months and potentially extended based on the success of the current agreement.

         IQB is in the process of re-evaluating its domestic reseller channel due to its increasing focus on multi license, network license, and combined offerings of technology, training and maintenance. Domestic resellers to date have largely been successful only in marketing single user license versions of FACES(TM).

         IQB has also reevaluated its international reseller program in order to focus on key regions. IQB has provided FACES(TM) product information to a number of resellers in the Asia Pacific and Southeast Asia markets and are currently in active discussions with two potential distribution partners in these areas. IQB contemplates developing versions of FACES(TM) that contain region-specific languages and facial features in connection with these distribution relationships. IQB has established a reseller relationship in Canada targeting Royal Canadian Mounted Police departments. IQB believes that its next geographic area of focus will be South America.

Education Markets

         IQB is also seeking to develop a sales and distribution network in the U.S. for FACES(TM) EDU product. IQB hopes to achieve this by entering into reseller agreements with leading school science supply providers, as well as resellers to community colleges, technical colleges, vocational schools and universities of products for criminal justice related courses and preparation. For example, IQB has launched a joint initiative with Ward's Natural Science, under which Ward's has purchased 10,000 copies of FACES(TM) for inclusion in forensic kits, which will be marketed through Ward's domestic sales channels, including online and print catalogues, to an existing client base of more than 1,400,000 teachers. If this initiative is successful, IQB expects additional sales to Ward's for international distribution leveraging Ward's international distributorship covering more than 48 countries. IQB plans to develop four new language versions of FACES(TM) EDU for international markets.

Intellectual Property

         IQB regards its technology, patent applications, service marks, trademarks, trade dress, trade secrets, copyrights and similar intellectual property as critical to its success, and relies on a combination of patent law, trademark law, trade secret protection, copyrights law and confidentiality and/or license agreements with its employees, customers, partners and others to protect its proprietary rights. For example, IQB licenses its software pursuant to shrink-wrap or signed license agreements, which impose certain restrictions on licensees' ability to utilize the software. In addition, IQB pursues the registration of its trademarks and logos in the United States and Canada, and has received registrations of certain of its trademarks and logos in the United States and Canada.

         IQB currently has two United States patent applications covering "Method and apparatus for creating facial images" and "InterCode(TM)". Conceivably IQB's patents may not be granted, or (if granted) may subsequently be found invalid or unenforceable, or otherwise be successfully challenged. Furthermore, any patent issued to IQB may not provide IQB with any competitive advantages, IQB may not develop future proprietary products or technologies that are patentable, and the patents of others may seriously limit IQB's ability to do business.

         Despite IQB's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of IQB's products or to obtain and use information that IQB regards as proprietary. Policing unauthorized use of IQB's products is difficult, and while IQB is unable to determine the extent to which piracy of IQB's software products has occurred or will hereafter occur, software piracy can be expected to be a potential problem. In addition, effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which IQB's products are sold. There can be no assurance that the steps taken by IQB to protect its proprietary rights will be adequate or that third parties will not infringe or misappropriate IQB's technology, patent applications, trademarks, trade dress and similar proprietary rights.

         In addition, while IQB is not aware of its products, trademarks or other proprietary rights infringing the proprietary rights of third parties, there can be no assurance that other parties will not assert infringement claims against IQB in the future based on current or future products. IQB may be subject to legal proceedings and claims from time to time in the ordinary course of its business, including claims of alleged infringement of the patents, trademarks and other intellectual property rights of third parties by IQB and its licensees. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. In addition, parties making these claims may be able to obtain an injunction, which could prevent IQB from selling its products in the United States or abroad. Any of these results could harm IQB's business. IQB may increasingly be subject to infringement claims as the number of products and competitors in IQB's industry grow and functionalities of products overlap.

Competition

         The software industry is intensely competitive and subject to rapid technological change. IQB's success will depend significantly on its ability to adapt to a changing competitive environment, to develop more advanced products more rapidly and less expensively than its competitors, and to educate potential customers as to the benefits of its products relative to those of its competitors. IQB's current competitors include:

      *     Identikit from Smith & Wesson
      *     Suspect ID from ImageWare
      *     COMPHOTOFIT +COLOR from Sirchie
      *     E-fit from Aspley
      *     Facette from Identi.net

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

Employees

         As of June 30, 2004, our company had four full-time employees and 8 actively engaged consultants and part-time employees for a total of 12 persons. Although the competition for employees is at times intense due to market conditions, our company does not now foresee problems in hiring additional qualified employees to meet its labor needs. Our company's employees are not covered by a collective bargaining agreement and relations with them are considered to be good.

Facilities

         We lease our principal executive offices at 39111 Paseo Padre Parkway, Suite 304, Fremont CA 94538. We have no reason to believe that the landlord under the lease has any intention to terminate or otherwise not renew such lease. In addition, IQB believes that adequate, alternative premises could be located if such lease were ever terminated or otherwise not renewed.

                                  RISK FACTORS

                     Risks Related to Our Financial Results

WE CURRENTLY LACK LIQUIDITY AND WE WILL NEED TO RAISE ADDITIONAL EQUITY OR DEBT FINANCING TO FUND OUR OPERATIONS.

To date, we have had no meaningful revenues and there is a "Going Concern" reservation in our auditor's opinion for the year ended June 30, 2004. We have heretofore financed our business through the procurement of capital investments. At June 30, 2004, we had cash, cash equivalents and short-term investments of $6,800; our accounts payable were approximately $329,000; and we had accrued expenses of approximately $229,000. In July and August 2004 we raised an additional $225,000 through the issuance of convertible notes whose conversion features will mirror the next round of financing, should we complete one. In the future, in order to address our liquidity issues, we will seek additional debt or equity financing. We currently do not have any credit arrangements. We may not be able to obtain additional debt or equity financing. If successful in raising additional financing, we may not be able to do so on terms that are not excessively dilutive to existing stockholders or less costly than existing sources of financing. Failure to secure additional financing in a timely manner and on favorable terms in the future could have a material adverse impact on our financial performance and stock price and require us to implement certain cost reduction initiatives and curtail our operations.

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

We are seeking to increase our revenues by increasing sales of our existing products through the expansion of our marketing program and our sales force. We are also exploring the development of new products that are synergistic to our existing business and actively seeking out acquisition and partnering prospects that would complement our existing product offerings, augment our market coverage, or enhance our technological capabilities. On April 15, 2004, IQB and Wherify Wireless, Inc. jointly announced the signing of a definitive agreement under which IQB and Wherify would merge. Under the proposed transaction, IQB will issue approximately 32 million newly issued common stock of IQB and the shareholders of Wherify will hold approximately 80% of the combined company. The proposed transaction has been unanimously approved by our board of directors and is subject to certain terms and conditions, including approval by both the stockholders of IQB and the shareholders of Wherify. There can be no assurance that we will be successful in increasing sales of our existing products, developing or locating new products, or consummating any acquisitions or partnering transactions. Even if we were able to develop or acquire new products, there can be no assurance that sales of these new products would result in increased revenues, in which case our business, results of operations and financial condition would be materially and adversely affected. IQB has no material commitments for capital expenditures and there are no anticipated material capital expenditures that are reasonably expected to have a material impact on IQB.

OUR LIMITED OPERATING HISTORY MAKES AN EVALUATION OF US AND OUR FUTURE EXTREMELY DIFFICULT.

To date, we have generated very limited revenues from sales of our FACES(TM 4.0 product. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS" and "BUSINESS." We have limited meaningful historical financial data upon which to plan future operating expenses. Given our extremely limited revenues to date and our current limited cash resources, if our revenues in any period are lower than we project, our business, results of operations and financial condition would be materially and adversely affected. In addition, our ability to forecast accurately our quarterly revenue and expenses is limited due to a number of factors, including:

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

WE HAVE A HISTORY OF LOSSES AND DO NOT KNOW WHEN WE MAY BECOME PROFITABLE OR IF WE DO BECOME PROFITABLE WHETHER WE CAN SUSTAIN PROFITABILITY.

We have incurred net losses of $13,263,099 since inception. As of June 30, 2004, we had an accumulated stockholder deficit of $2,385,591 and we expect to continue to incur net losses for the foreseeable future. We also expect to incur significant sales and marketing and general and administrative expenses. As a result, we will need to generate increased revenues to achieve profitability which we may be unable to do. To increase our revenues, we must increase sales of our existing products and introduce new products that we have either developed internally or acquired through other arrangements. While we believe we can grow our revenues from our existing product through internal actions, the rate of growth will most likely not allow us to achieve our breakeven quarterly revenue level in a timely manner. Therefore, we continue to evaluate business combinations and partnering arrangements in our core business areas that would improve our market share position, increase our revenue, improve on our net loss position and accelerate our ability to reach profitability. On April 15, 2004, IQB and Wherify Wireless, Inc. jointly announced the signing of a definitive agreement under which IQB and Wherify would merge. Under the proposed transaction, IQB is currently expected to issue approximately 32 million newly issued common stock of IQB and the shareholders of Wherify is currently expected to hold approximately 80% of the combined company. The proposed transaction has been unanimously approved by our board of directors and is subject to certain terms and conditions, including approval by both the stockholders of IQB and the shareholders of Wherify. Even if our merger with Wherify is completed or if we complete an acquisition or enter into a partnering relationship that we believe would improve our financial results, actual financial results could differ and we could continue to incur net losses. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

FLUCTUATIONS IN OUR BUSINESS AND OPERATING RESULTS MAY MATERIALLY AND ADVERSELY AFFECT THE TRADING PRICE OF OUR COMMON STOCK.

We expect that our operating results will fluctuate in the future due to a number of factors many of which are outside of our control. These factors include the following:

      * The budget crisis experienced by local, state and federal law enforcement agencies;

      *     Budgetary cycles of governmental agencies;

      *     Overall demand for our products;

      *     Our ability to attract new customers at a steady rate;

      * The rate at which we or our competitors introduce new products, the rate at which these products acquire market acceptance and the cost required to develop these products;

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

                          Risks Related to Our Business

OUR BUSINESS WILL NOT GROW UNLESS THE MARKET FOR BIOMETRIC SOLUTIONS EXPANDS BOTH DOMESTICALLY AND INTERNATIONALLY.

Our revenues are derived from the sale of biometric products. Biometric solutions have not gained widespread commercial acceptance. We cannot accurately predict the future growth rate, if any, or the ultimate size of the biometric technology market. The expansion of the market for our products and services depends on a number of factors including without limitation:

      * the cost, performance and reliability of our products and services and the products and services of competitors;

      * customers' perception of the perceived benefit of biometric solutions;

      * public perceptions of the intrusiveness of these solutions and the manner in which firms are using the information collected;

      *     proposed or enacted legislation related to privacy of information;

      *     customers' satisfaction with our products and services; and

      * marketing efforts and publicity regarding these products and services.

IF WE FAIL TO GENERATE REPEAT OR EXPANDED BUSINESS FROM OUR CURRENT AND PROSPECTIVE CUSTOMERS, OUR BUSINESS WILL BE SERIOUSLY HARMED.

We believe that our success will depend on the continued growth of our customer base as well as the sale of new and enhanced products to our existing customers. Over 150,000 licenses to pre-4.0 versions of our FACES(TM) product have been distributed to law enforcement agencies in the United States. If we are to be successful in generating sales from our existing customers, we will need to convince them that our new products provide them with additional benefits. In addition, our ability to attract new customers will depend on a variety of factors, including the reliability and cost-effectiveness of our products and our ability to effectively market our products. If we fail to generate repeat and expanded business from our current and prospective customers, our operating results will be seriously harmed.

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

FAILURE TO EXPAND OUR SALES AND DISTRIBUTION CHANNELS AND MANAGE OUR SALES AND DISTRIBUTION RELATIONSHIPS COULD SIGNIFICANTLY REDUCE OUR REVENUES.

We sell our products through a small network of distributors and resellers. Our success will depend on our ability to manage relationships with our existing network of distributors and resellers and to expand our network of resellers and distributors. The sale of our products by our distributors and resellers depends on the effectiveness of their selling efforts and their ability to meet their own responsibilities under agreements with customers in a timely manner. At times, our distributors and resellers may also offer products of our competitors and our agreements with them have no minimum purchase commitments. We cannot assure you that we will be able to expand our distribution channels, manage our distribution relationships successfully or that our distributors and resellers will market and sell our products effectively. Our failure to manage successfully our distribution relationships or the failure of our distributors and resellers to sell our products could reduce our revenues and have a material adverse effect on business, results of operations and financial conditions.

OUR FINANCIAL PERFORMANCE MAY BE ADVERSELY AFFECTED BY COMPETITION.

The market for our products is characterized by significant competition. Most of our current and potential competitors have longer operating histories and significantly greater financial, technical and marketing resources than we do. We expect competition to intensify in the future as new companies enter the market on a regular basis. There can be no assurance that existing or future competitors will not develop or offer products that provide significant performance, price or other advantages over those we offer. Such a development could result in price reductions or displacement of our products, which could materially adversely affect our business, results of operations and financial condition.

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

IF WE GROW OUR BUSINESS AS PLANNED, WE MAY NOT BE ABLE TO MANAGE PROPERLY OUR GROWTH, WHICH MAY IMPEDE OUR ABILITY TO ACHIEVE PROFITABILITY.

If we are successful in growing our business as we plan, our operations may expand rapidly and significantly. If our merger with Wherify is completed our growth rate could increase rapidly. Any rapid growth could put a significant strain on our management, operational and financial resources. In order to manage the growth of our operations, we will be required to expand existing operations, to implement new operational, financial and inventory systems, procedures and controls, including improvement of our financial and other internal management systems, and to hire, train, manage and expand our employee base. If we are unable to manage growth effectively, our business, results of operations and financial condition will be materially adversely affected. In addition, if we are successful in growing our business as we plan, we expect operating expenses to increase, and as a result, we will need to generate increased revenue to achieve and maintain profitability. In particular, as we grow our business, we would incur additional costs and expenses related to:

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

We outsourced the development of our FACES(TM) 4.0 software to Entreprise Cogniscience, Inc. an independent software developer. Although, FACES(TM) 4.0 was commercially released in 2003, we have discovered and we may continue to discover errors and defects in FACES(TM) 4.0. The fact that we do not directly control the development of our product subjects us to the risk that we may experience delays in issuing error corrections or enhancements to our most recent release. Recently, Entreprise Cogniscience was acquired by a third party. While, the agreement between us and Entreprise Cogniscience is binding upon any successor-in-interest to Entreprise Cogniscience, we cannot guarantee that the acquirer will devote as many resources to fulfilling the agreement as Entreprise Cogniscience did before the acquisition or that the quality of their work will meet our specifications. If the successor-in-interest fails to devote as many resources to our product or if the quality of their work does not meet our specification, it could lead to delays in releasing any error corrections or bug fixes. In addition, if we continue to use Entreprise Cogniscience or another independent software developer to develop future releases or products, we may experience delays in future product releases, enhancements and upgrades, as well as difficulties in maintaining quality control which may lead to higher than expected error and defect rates, all of which could have an adverse effect on our business, results of operations and financial condition.

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

                   Risks Related to Our Intellectual Property

OUR SUCCESS DEPENDS ON OUR ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY.

Our future success depends upon our proprietary technology. We are protecting our proprietary information through the use of patent, copyright, trademark, trade secret laws, confidentiality procedures and contractual provisions. Notwithstanding our efforts to protect our proprietary technology, policing unauthorized use or copying of our proprietary information is difficult, unauthorized use or copying occurs from time to time, and litigation to enforce intellectual property rights could result in significant costs and diversion of resources. Any patents we obtain in the future may be circumvented, challenged, invalidated or designed around by other companies. Despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property. Moreover, the laws of some foreign jurisdictions do not afford the same degree of protection to our proprietary rights as do the laws of the United States, and effective trademark, copyright, and trade secret protection may not be available in every country in which our products are distributed. Furthermore, our competitors may independently develop similar technology that substantially limits the value of our intellectual property. Our inability to protect adequately our intellectual property for these or other reasons could materially and adversely affects our business, financial condition and operating results.

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

                       Risks Related to the Merger

WHILE IQB'S SHARE PRICE HAS BEEN VOLATILE IN RECENT PERIODS, THE MERGER EXCHANGE RATIO IS FIXED AND NO ADJUSTMENT TO THE EXCHANGE RATIO WILL BE MADE AS A RESULT OF FLUCTUATIONS IN THE MARKET PRICES OF IQB'S COMMON STOCK.

      IQB's share price has been volatile in the past and may continue to be volatile in the future. In fiscal 2004, the closing price of IQB common stock ranged from $2.43 to $.93. Upon completion of the merger, each share of Wherify capital stock will be converted into the right to receive approximately 4.5 shares of IQB common stock. The exchange ratio will not change even if the market price of the IQB common stock fluctuates. In addition, neither party may withdraw from the merger or resolicit the vote of its stockholders solely because of changes in the market price of IQB common stock. Any reduction in IQB's share price will result in Wherify stockholders receiving less current value in the merger at closing. Conversely, any increase in IQB's share price will result in Wherify stockholders receiving more current value in the merger at closing. The specific dollar value of IQB common stock that Wherify stockholders will receive upon completion of the merger will depend on the market value of IQB common stock at that time.

IQB AND WHERIFY WILL FACE CHALLENGES WITH INTEGRATING THE TWO COMPANIES WHICH COULD CAUSE THE COMBINED COMPANY TO INCUR SIGNIFICANT EXPENSES

The integration of IQB and Wherify could be a complex, time consuming and expensive process. We must operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices to be successful. We cannot guarantee that the two companies will be successful in integrating the two companies in a timely manner or that the combined companies will generate sufficient revenues or earnings to recover our investment in, or expenses related to, these acquisitions or that any synergies will develop. If we are not successful in integrating the two companies or if expected earnings or synergies do not materialize, the combined company could be forced to incur significant expenses as well as non-cash charges to write-off acquired assets, which could seriously harm its financial condition and operating results.

THE MERGER COULD CAUSE IQB OR WHERIFY TO LOSE KEY PERSONNEL, WHICH COULD MATERIALLY AFFECT THE COMBINED COMPANY'S BUSINESS AND REQUIRE THE COMPANIES TO INCUR SUBSTANTIAL COSTS TO RECRUIT REPLACEMENTS FOR LOST PERSONNEL.

         As a result of the announcement of the merger agreement, current and prospective IQB and Wherify employees could experience uncertainty about their future roles within IQB. This uncertainty may adversely affect the ability of the combined company to attract and retain key management, sales, marketing and technical personnel. IQB and Wherify employees may be concerned about the strategic focus and direction of the combined company, and seek to find employment elsewhere. Any failure to attract and retain key personnel prior to and after the consummation of the merger could have a material adverse effect on the business of the combined company.

SOME OF IQB'S AND WHERIFY'S OFFICERS AND DIRECTORS MAY HAVE CONFLICTS OF INTEREST THAT MAY INFLUENCE THEM TO SUPPORT OR APPROVE ADOPTION OF THE MERGER AGREEMENT.

      Some officers and directors of IQB and Wherify participate in arrangements that provide them with interests in the merger that are different from yours, including, among others, the continued service as an officer or director of the combined company, acceleration of stock and stock option vesting, retention and severance benefits, continued indemnification and the potential ability to sell an increased number of shares of the combined company due to acceleration of the vesting periods for certain stock and stock options. These potential interests, among others, may influence the officers and directors of IQB and Wherify to support or approve adoption of the merger agreement.

FAILURE TO COMPLETE THE MERGER MAY RESULT IN IQB OR WHERIFY PAYING A TERMINATION FEE TO THE OTHER PARTY AND COULD HARM THE TRADING PRICE OF IQB'S COMMON STOCK AND IQB'S AND WHERIFY'S RESPECTIVE FUTURE BUSINESS AND OPERATIONS.

      If the merger is not completed, IQB and Wherify may be subject to the following risks:

      o If the merger agreement is terminated under specified circumstances, IQB will be required to pay Wherify a termination fee of $500,000;

      o If the merger agreement is terminated under specified circumstances, Wherify will be required to pay IQB a termination fee of $500,000;

      o     The trading price of IQB common stock may decline;

      o Costs related to the merger, such as legal, accounting and various financial advisory fees, must be paid even if the merger is not completed; and

      o IQB and Wherify may be required to seek alternate sources of capital in the near term.

         In addition, if the merger agreement is terminated and either IQB's or Wherify's board of directors determines to seek another merger or business combination, there can be no assurance that IQB or Wherify will be able to find a partner willing to pay an equivalent or more attractive price than the price to be paid in the merger.

THE MERGER MAY BE COMPLETED EVEN THOUGH MATERIAL ADVERSE CHANGES MAY RESULT FROM INDUSTRY-WIDE CHANGES AND OTHER CAUSES SUBSEQUENT TO THE ANNOUNCEMENT OF THE MERGER AGREEMENT.

         In general, either party can refuse to complete the merger if there is a material adverse change affecting the other party between April 14, 2004, and the closing. However, some types of adverse changes, events, circumstances or developments will not prevent the merger from going forward, even if they would have a material adverse effect on IQB or Wherify, including adverse changes, events, circumstances or developments resulting from:

      o General economic conditions or conditions generally affecting the markets for each of IQB's products, except to the extent that IQB or Wherify is materially disproportionately affected;

      o The announcement or pendency of the merger or any other transactions contemplated by the merger agreement;

      o Compliance with the express terms and conditions of the merger agreement;

      o     Any change in the stock price or trading volume of IQB or Wherify;

      o Any change in accounting requirements or principles or any change in applicable laws, rules or regulations or the interpretation thereof; or

      o     The continued incurrence of losses by IQB or Wherify.

         If such adverse changes occur and the merger is completed, IQB's stock price may suffer. This in turn may reduce the value of the merger to Wherify stockholders.

ACCOUNTING RULES APPLICABLE TO THE COMBINED COMPANY COULD ADVERSELY AFFECT VALUATION.

The name of the surviving entity of this business combination will be Wherify Wireless, Inc. After the combination, the former stockholders of Wherify are currently expected to own approximately 80% of the stock of the combined entity. SEC accounting rules call this a "reverse merger" whereby the financial history and fiscal year-end of Wherify continue as before except for the capital structure, which legally becomes that of IQB. All prior financial history of IQ Biometrix is erased. The approximate 20% of the combined entity remaining with the IQB shareholders will be valued based upon the current stock price and all tangible and intangible assets of IQB revalued to an amount equal to the product of the stock price multiplied by the shares held by the former IQB stockholders plus IQB's total liabilities. The excess of IQB's total valuation less identifiable assets and liabilities will be accounted for as goodwill.

The goodwill and any identifiable intangibles recorded in the merger transaction is reviewed annually and must be written down to its estimated fair value based on management's view of the present value of future estimated cash flows. Should IQB's products not prove successful in the marketplace, the value of these products may be impaired, which will materially and adversely affect the operating results of the combined company.

                    Risks Related to Our Corporate Governance

OUR AUTHORIZED PREFERRED STOCK EXPOSES STOCKHOLDERS TO CERTAIN RISKS.

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, par value $.01 per share. No shares of preferred stock have been issued to date. The authorized preferred stock constitutes what is commonly referred to as "blank check" preferred stock. This type of preferred stock allows the Board of Directors to divide the preferred stock into series, to designate each series, to fix and determine separately for each series any one or more relative rights and preferences and to issue shares of any series without further stockholder approval. Preferred stock authorized in series allows our Board of Directors to hinder or discourage an attempt to gain control of IQB by a merger, tender offer at a control premium price, proxy contest or otherwise. Consequently, the preferred stock could entrench our management. In addition, the market price of our common stock could be materially and adversely affected by the existence of the preferred stock.

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

We have various abilities and obligations to issue additional shares of common stock in the future. These abilities and obligations include the following:

      * Approximately 236,000 registered shares of our common stock are available as of August 31, 2004 for issuance to outside consultants to compensate them for services provided;

      * Options to purchase approximately 2,936,000 shares of our common stock were outstanding as of August 31, 2004;

      * Warrants to purchase approximately 2,946,000 shares of common stock were outstanding as of August 31, 2004;

      * Debentures, convertible into 5,105,464 shares of common stock had been issued as of August 31, 2004

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

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

IQB's common stock is traded on the OTC Bulletin Board under the symbol "IQBM.OB". As of August 31, 2004, IQB had 179 holders of record. Presented below is the high and low bid information of our common stock for the periods indicated. The source of the following information is MSN Money. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                          High              Low
                                                        -------           ------

Fiscal year ending June 30, 2004:

Fourth Quarter                                              $2.40          $0.92

Third Quarter                                               $2.47          $1.11

Second Quarter                                              $1.44          $0.80

First Quarter                                               $1.46          $0.55

Fiscal year ending June 30, 2003:

Fourth Quarter                                              $1.56          $0.55

Third Quarter                                               $1.07          $0.20

Second Quarter                                              $0.90          $0.20

First Quarter                                               $0.95          $0.51

IQB has never paid cash dividends, and has no intentions of paying cash dividends in the foreseeable future.

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

         In July 2003, we launched FACES(TM) 4.0 and during fiscal year 2004 we derived substantially all of our revenues from sales of our FACES(TM) 4.0 product. FACES(TM) 4.0 contains significant enhancements and new features over FACES(TM) 3.0, including the ability to use the TRAK service offered by Social Tech, Inc., which allows any police officer to create high-resolution photo bulletins and share them electronically with other law enforcement jurisdictions, the media, and the community where appropriate. Revenues in fiscal year 2003 and 2004 were derived from a diverse customer base sold mainly in units of 1 to 50. No customer was responsible for more than 2% of revenues and 60% of our revenues came from sales to new customers.

         We market and sell our products both directly through our own sales force as well as indirectly through resellers and distributors in the United States. To date, most of our sales have been in North America; however, we recently began to seek relationships with international distributors and resellers to sell our products internationally.

         Cost of revenues currently consists of inventory, shipping and packaging costs of product which is or will be shipped to customers.

         Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support, as well as costs associated with promotional activities and travel expenses. We are currently seeking ways to increase market awareness and to increase sales of our products. Although, we cannot be certain that any increased expenditures will result in higher revenues, we believe that continued investment in sales and marketing is critical to our success and expect these expenses to increase in absolute dollars in the future.

         General and administrative expenses consist primarily of salaries and related expenses for executive, finance, legal, accounting, information technology, facilities, and human resources personnel. We expect these expenses to increase as we continue to add personnel and incur additional costs related to the growth of our business and our operations as a public company. In addition for the fiscal year ended June 30, 2004, general and administrative expenses included the issuance of approximately 3.7 million shares of our common stock to consultants and other service providers.

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

      On April 15, 2004, IQB and Wherify Wireless, Inc. jointly announced the signing of a definitive agreement under which IQB and Wherify would merge. Under the proposed transaction, IQB is currently expected to issue approximately 32 million newly issued common stock of IQB and the shareholders of Wherify are currently expected to hold approximately 80% of the combined company. The proposed transaction has been unanimously approved by our board of directors and is subject to certain terms and conditions, including approval by both the stockholders of IQB and the shareholders of Wherify. Assuming completion of the transaction, for every share of Wherify capital stock held as of the record date, each Wherify stockholder is currently expected to receive approximately
4.5 shares of IQB common stock. If either party terminates the proposed merger under circumstances specified in the merger agreement, the terminating party will be required to pay the other party a termination fee of $500,000.

Critical Accounting Policies

Intangible Assets

         Intangibles consist of software, including purchased software, and development of new software products and enhancements to existing software products. Until technological feasibility is established, costs associated with software development, including costs associated with the acquisition of intellectual property relating to software development is expensed as incurred. After technological feasibility is established and until the products are available for sale, software development costs are capitalized and amortized over the greater of the amount computed using (a) the ratio that current gross revenue for the product bears to the total of current and anticipated future gross revenue for that product or (b) the straight line method over the estimated economic life of the product including the period being reported on. The amortization period has been determined as the life of the product, which is three years. During fiscal 2003 and 2004, IQB's software costs were amortized straight-line over three years resulting in $61,689 of amortization in fiscal 2004. IQB estimates amortization expense of approximately $50,000 in fiscal 2005 and $36,000 in fiscal 2006. At June 30, 2004 we had a net carrying value for our intangible assets of approximately $87,500.

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

Results Of Operations For The Twelve Months Ended June 30, 2004 And 2003

         Revenues increased 155% from $106,000 for the twelve months ended June 30, 2003 to $270,000 for the twelve months ended June 30, 2004. Revenues increased primarily because we released our new FACES(TM) version 4.0 in July of 2003 and substantially increased our license fee. Approximately 69% of the increase in our revenues for the year ended June 30, 2004 was due to an increase in our pricing, and the number of licenses sold increased by approximately 15%. 2004 revenues were derived primarily from the sale of FACES(TM) 4.0 while 2003 revenues were from the sale of our FACES(TM) version 3.1 and FACES(TM) version LE products. Revenue for both years were from a diverse retail customer base sold mainly in units of 1 to 50. No customer made up more than 2% of gross revenue and 60% of our revenue came from new customers.

         Gross profit margin was 76% for the twelve months ended June 30, 2003 compared to 82% for the twelve months ended June 30, 2004. The increased margin was due to an increase in sales price of our product, with little change in the cost of producing the software and its packaging.

         Selling and marketing expense increased 43% from $260,000 for the twelve months ended June 30, 2003 to $373,000 for the twelve months ended June 30, 2004. The increase in selling and marketing expenses was due to increased personnel, promotion and marketing expenses incurred in conjunction with the release of FACES(TM) 4.0 to try and better penetrate the market. Of these expenses, $329,000 was paid with common stock. The increase was primarily due to increased expenses for sales staff of $55,000, marketing services of $45,000 and accrued commissions of $30,000.

         General and administrative expenses increased 127% from $2,897,000 for the twelve months ended June 30, 2003 to $6,651,000 for the twelve months ended June 30, 2004. The spending was mainly for investor relations of $1,580,000, investment banking fees of $793,900, business consulting fees of $914,000, legal and audit fees of $1,985,000, and payroll of $615,000. The use of these services is related to IQB's search for additional sources of capital, partnering or acquisition opportunities, patent research and applications and creating the corporate infrastructure needed in a public company. Of these expenses, approximately $4,610,000 was paid in the form of shares of our common stock.

         Research and development expenses increased 17% from $148,000 for the twelve months ended June 30, 2003 to $172,000 for the twelve months ended June 30, 2004. These expenditures are associated with the development of producing Faces(TM) 4.0 and FACES(TM) EDU. We have not to date incurred any significant costs for development of any future product releases. Of these expenses, $154,000 was paid with common stock.

         Interest expense increased 373% from $282,000 for the twelve months ended June 30, 2003 to $1,349,000 for the twelve months ended June 30, 2004. Of this expense, approximately $1,179,000 was non cash amortization of debt and warrant discounts related to the issuances of IQB's convertible debentures. The increase in accrued interest was due to additional financings of $700,000 in the first two quarters of 2004, as well as previous financings from fiscal 2003 falling in the last fiscal quarter, with little interest accrual in 2003.

                         LIQUIDITY AND CAPITAL RESOURCES

        From our inception in 2002 we have financed our operations primarily through private sales of common stock, issuances of common stock as payment to certain contractors and the issuance of convertible debentures. At June 30, 2004, we had negative working capital of approximately $2,478,000 which consisted of convertible debentures in the amount of approximately $1,666,667, $100,000 in short term notes and approximately $803,000 of payables and commitments, offset by cash of $7,000, accounts receivable of $20,000 and prepaid expenses of approximately $65,000.

        Net cash used in operations was approximately $910,000 in the fiscal year ended June 30, 2004 as compared to $981,000 in the fiscal year ended June 30, 2003. Primarily attributable to the $70,000 decrease in cash used in operations, was an increase in payables of approximately $100,000, offset by an increase in receivables of approximately $20,000. Our expenditures for capital equipment were minimal in fiscal years ended June 30, 2003 and 2004. We expect that our capital expenditures will continue to be minimal in fiscal 2005. We have reduced our monthly net cash used to approximately $50,000 from $75,000, and are continuing to seek cost reductions. Our internal cash flow model indicates we can break even with our current cost structure with approximately $1.0 million in revenue. In fiscal 2004, IQB raised $769,700 through financing activities from the issuance of $700,000 in convertible debentures and $69,700 from the exercise of options and warrants.

        Until the merger with Wherify is consummated, we expect to use the issuance of short term notes or convertible debentures to help fund our cash flow needs. If conditions are favorable, IQB will look to raise additional capital through debt and equity channels. We make no assurance that financing can be achieved. Should we fail to meet our obligations, both past and as they become due, through additional financing or increased revenue, we will not be able to remain a viable entity. We expect operating losses and negative operating cash flows to continue for at least the next twelve months, because of operating costs and expenses related to brand development; marketing and other promotional activities; hiring of management, sales and other personnel; the expansion of infrastructure and customer support services; and strategic relationship development.

         However, there can be no assurance that we will achieve profitability. Due to these factors, we believe that period-to-period comparisons of our results of operations are not necessarily a good indication of future performance. The results of operations in some future periods may be below the expectations of analysts and investors.

         We currently have no borrowings available to us under any credit arrangement, and we will look for additional debt and equity financings should cash provided from operations be insufficient to support the ongoing operations of the business. Adequate funds may not be available on terms acceptable to us. If additional funds are raised through the issuance of equity securities, dilution to existing stockholders may result. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our financial position, results of operations and cash flows.

RECENT EVENTS

         In May and June 2004, IQB issued short term notes to Greg J. Micek, a member of the board of directors, and Forte Capital Partners, LLC, whose managing partner is Daniel McKelvey also a member of IQB's board of directors. The loans were for working capital needs and made in the normal course of business with an annual interest rate of 6% and are due at the end of July 2004. In July 2004, Mr. Micek assigned his loan to an individual investor. In July and August, IQB issued a convertible debenture for $225,000 to an individual investor ($75,000) and Forte Capital Partners, LLC ($150,000). The short term note from Forte Capital Partners ($50,000), LLC, was rolled into this note. This debenture carries a 10% annual interest rate and is convertible on the same terms as the next round of financing. Warrants were issued to both parties in conjunction with this debenture.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The report of Company's Independent Auditors appear at Page F-1 hereof, and the Financial Statements of IQB appear at Page F-2 through F-13 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

         IQB maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. IQB maintains that the controls and procedures in place do provide reasonable assurance that all necessary disclosures are communicated as required.

         At the end of the period covered by this Annual Report, IQB carried out an evaluation, under the supervision and with the participation of its management, including its Chief Financial Officer, of the effectiveness of the design and operation of IQB's disclosure controls and procedures. Based on the foregoing, IQB's Chief Financial Officer concluded that IQB's disclosure controls and procedures were effective to ensure that all material information required to be filed in this Annual Report has been made known to them in a timely fashion.

         There have been no significant changes in IQB's internal controls or in other factors that could significantly affect the internal controls subsequent to the date it completed its evaluation.

ITEM 8B. OTHER INFORMATION

      None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and executive officers of IQB are as follows:

Name                       Age              Positions

William Scigliano          43               Director and Chief Executive Officer
Greg J. Micek              49               Director
Daniel McKelvey            38               Director
Michael Walsh              42               Chief Financial Officer, Treasurer &
                                            Controller

William Scigliano has served as a Director of IQB since November 2002 and as Chief Executive Officer of IQB since September 2002. From 1991 until September 2002, he served as Executive Director of the Corporate and Public Issues Division of the Ministry of the Attorney General of British Columbia. Mr. Scigliano received a Bachelors Degree from the University of Victoria and a Masters Degree from the Graduate School of Business Administration of the University of Oregon.

Greg J. Micek has served as a Director of IQB since inception. In addition, from March to September 2003, Mr. Micek served as IQB's Vice President of Corporate Development. From July 2002 until March 2003, Mr. Micek served as IQB's President. From March 2002 until July 2002, Mr. Micek served as IQB's Executive Vice President and Chief Financial Officer. Since 1983, Mr. Micek has been a principal of The Micek Group, a consulting firm. Mr. Micek received a Bachelor of Arts and a Doctorate of Jurisprudence from Creighton University.

Daniel P. McKelvey was appointed to IQB's Board of Directors on March 26, 2004. Mr. McKelvey has been a managing member of Forte Capital Partners LLC, an investment advisory firm, and the general partner of Special Equity IV, L.P., since August 1998. In addition, from February 2002 until December 2002, Mr. McKelvey was an investment banker with HPC Ventures, a broker-dealer, and from January 2003 until August 2003, Mr. McKelvey was an investment banker with Trautman, Wasserman & Co., a broker-dealer. Mr. McKelvey received a Bachelor of Science in math and computer science from the University of New Hampshire.

Michael Walsh joined IQB as Chief Financial Officer, Treasurer and Controller on January 15, 2004. From May 2001 until January 2004 Mr. Walsh was acting Chief Financial Officer and Director of Finance for Financial Interactive, Inc., a private software company. From February 2000 until April 2001 Mr. Walsh was the Controller for OnLight, Inc. a private telecommunications company. From April 1998 until January 2000 Mr. Walsh was Director of Planning, Analysis and Reporting for First Franklin Financial Corporation, a financial services company wholly-owned by National Citibank. Mr. Walsh received a BS in Accounting from Central Michigan University in 1985 and a Masters Degree in business from St. Mary's College in Moraga, California in 1999.

         If the merger with Wherify Wireless, Inc. is consummated, the board of directors of IQB will consist of five directors. The Chairman of the board of directors will continue to be William Scigliano. Wade Fenn and Timothy Neher, two directors from Wherify's current board of directors, will join the IQB board of directors. In addition, Todd DeMatteo, currently a consultant to IQB will be appointed to the IQB board of directors. The fifth member of the IQB board of directors will be designated by Timothy Neher.

         Currently, our directors receive no remuneration for their services as such, but IQB will reimburse the directors for any expenses incurred in attending any directors' meeting.

         There are no family relationships, or other arrangements or understandings between or among any of the directors, executive officers or other person pursuant to which such person was selected to serve as a director or officer.

Section 16(A) of the Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and the rules of the Securities and Exchange Commission promulgated thereunder require IQB's directors and executive officers to file reports of their ownership and changes in ownership of common stock with the Securities and Exchange Commission. Based solely on information provided to IQB, IQB believes that during the last fiscal year, the following reports required by Section 16(a) of the Exchange Act to be filed by its Directors and executive officers were not timely filed: William Scigliano, Daniel McKelvey and Michael Walsh each were late in filing a Form 3; and Greg J. Micek failed to timely file a Form 4.

Code of Ethics

         IQB has adopted a code of ethics that applies to its Chief executive officer and chief financial officer. The code of ethics is available by request, without charge, from the corporate offices by calling (510) 795-2900.

ITEM 10. EXECUTIVE COMPENSATION.

                           SUMMARY COMPENSATION TABLE

The following table sets forth the compensation paid by IQB to its Chief Executive Officer for services in all capacities to the during the fiscal years ended June 30, 2004 and 2003 (no other executive officer of IQB had total annual salary and bonus for the fiscal years ended June 30, 2004 or 2003 exceeding $100,000) (for purposes hereof, the Chief Executive Officer is referred to herein as the "Named Executive Officer").

                         SUMMARY COMPENSATION TABLE (1)

                                          ANNUAL                 LONG-TERM
                                       COMPENSATION            COMPENSATION
   (A)                            (B)             (C)               (F)
                                 FISCAL                         RESTRICTED
NAME AND                       YEAR ENDED        SALARY        STOCK AWARDS
PRINCIPAL POSITION

William Scigliano               6/30/04         $133,967         $0
Chief Executive
Officer
                                6/30/03         $130,000(2)      $0
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

(2) Mr. Scigliano became Chief Executive Officer in July, 2002.

                               STOCK OPTION GRANTS

The table below set forth information pertaining to stock options granted to the Named Executive Officer during the fiscal year ended June 30, 2004. No SAR's of any kind were granted.

                      OPTION GRANTS IN THE LAST FISCAL YEAR

(A)                        (B)              (C)                      (D)        (E)
                           NUMBER OF
                           SECURITIES       PERCENTAGE OF TOTAL
                           UNDERLYING       OPTIONS GRANTED
                           OPTIONS          TO EMPLOYEES             EXERCISE   EXPIRATION
NAME                       GRANTED(1)       IN FISCAL YEAR           PRICE      DATE
--------------------------------------------------------------------------------------------
William Scigliano          200,000(1)       44%                      $1.50(2)   2/28/09

----------

(1) This option vests with respect to 8,333 option shares every month after the grant until the option become fully vested.

(2) The closing price of IQB common stock was $1.52 on February 29, 2002, the last day on which such common stock traded preceding this option grant. The closing price of IQB common stock was $1.79 on March 2, 2004, the next day on which such common stock traded after this option grant.

                  OPTION EXERCISES/VALUE OF UNEXERCISED OPTIONS

During the fiscal year ended June 30, 2004, no stock options were exercised by the Named Executive Officer. As of June 30, 2004, IQB had not granted any SAR's of any kind. The table below set forth information pertaining to the value of unexercised stock options held by the Named Executive Officer as of June 30, 2004.

                       AGGREGATED OPTION EXERCISES IN LAST
                FISCAL YEAR AND FISCAL YEAR END OPTION VALUES (1)

(A)                               (D)                                    (E)
                          NUMBER OF SECURITIES
                         UNDERLYING UNEXERCISED              VALUE OF UNEXERCISED
                        OPTIONS AT JUNE 30, 2004            IN-THE-MONEY OPTIONS AT
                           (NUMBERS OF SHARES)                 JUNE 30, 2004(2)
NAME                 EXERCISABLE       UNEXERCISABLE     EXERCISABLE      UNEXERCISABLE
----                 -----------       -------------     -----------      -------------
William Scigliano     733,333           266,667           $534,750         $23,250
Chief Executive
Officer

----------

(1) The Columns designated by the Securities and Exchange Commission for the reporting of the number of shares acquired upon exercise and the value realized have been eliminated as no options were exercised by the Named Executive Officer during any fiscal year covered by the table.

(2) Based on the June 30, 2004 closing price of IQB common stock of $0.93 per share.

                   COMPENSATION AGREEMENTS WITH KEY PERSONNEL

         On March 2, 2004, IQB entered into an employment agreement with Mr. Scigliano. Under the agreement, Mr. Scigliano agreed to serve as President and Chief Executive Officer of IQB at an annual salary of $142,700. In addition, IQB granted Mr. Scigliano an option to purchase 200,000 shares of IQB common stock at an exercise price of $1.50 per share. In addition to the compensation described above, IQB also agreed to award Mr. Scigliano additional cash bonuses in the event IQB achieved certain milestones as described in the agreement ("Milestone Bonuses"). Mr. Scigliano also receives a housing allowance of $1,500 per month and an automobile allowance of $1,000 per month. Mr. Scigliano is also entitled to participate in any and all employee benefit plans hereafter established for IQB employees and is entitled to standard expense reimbursements.

         IQB and Mr. Scigliano have amended his employment agreement, which amendment will be effective upon the closing of the merger with Wherify Wireless, Inc. Under Mr. Scigliano's amended employment agreement with Wherify, IQB has agreed to establish, as soon as practicable after the closing of the merger, a Public Sector Business Unit for which Mr. Scigliano will be responsible.

         In addition, as long as Mr. Scigliano is employed by IQB, IQB's board of directors agrees to nominate him to serve as a member of the board of directors and so long as Mr. Scigliano continues to be elected to IQB's board of directors, the board of directors agrees to elect him as Chairman of the board.

Mr. Scigliano is entitled to the following severance benefits:

      o If Mr. Scigliano's employment is terminated as a result of his death or disability, his estate is entitled to receive his monthly salary plus 1/12th of any bonus to which Mr. Scigliano is entitled for a period equal to the greater of one (1) year following such termination or the remainder of the term of the agreement.
      o If Mr. Scigliano's employment is terminated for Cause (as defined in the agreement), Mr. Scigliano is entitled to receive his salary and any bonus payable through the date of his termination.
      o If Mr. Scigliano's employment is terminated without Cause, death or disability, or if Mr. Scigliano terminates his employment for Good Reason after 6 months following Change of Control, Mr. Scigliano is entitled to receive: (a) all salary and other benefits to which he would be entitled for the remainder of the term of the agreement; plus (b) a lump sum payment at the effective date of termination of an amount equal to all Milestone Bonuses payable under the agreement. Additionally, all stock options granted to Mr. Scigliano, which are unvested as of the termination date, shall fully vest and shall be exercisable for a period of one year after the date of termination.
      o If Mr. Scigliano's employment is terminated without Cause or if Mr. Scigliano terminates his employment for Good Reason within six months following a Change in Control as defined in the agreement, Mr. Scigliano is entitled to receive: (a) his salary and other benefits through and including the date of such termination; and,
            (b) an amount equal to (i) 3 times his base salary and (ii) 3 times the total amount of all Milestone Bonuses payable under the agreement. Additionally, all stock options to purchase IQB stock granted to Mr. Scigliano, which are unvested as of such termination, shall automatically vest and shall be exercisable for a period of one year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

                           BENEFICIAL STOCK OWNERSHIP

The following table sets forth as of August 31, 2004 information regarding the beneficial ownership of common stock (i) by each stockholder who is known by IQB to own beneficially in excess of 5% of IQB's outstanding common stock; (ii) by each director; (iii) by each executive officer; and (iv) by all executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of common stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of common stock.

--------------------------------------------------------------------------------
Name and Address of Beneficial Owners              Beneficial Ownership (1)
--------------------------------------------------------------------------------

               5% Stockholders               Number of Shares     % Ownership
--------------------------------------------------------------------------------
John Micek, Jr.                                1,678,508(2)           6.4%
12809 W. Dodge Road
Omaha, NE 68154

--------------------------------------------------------------------------------

Liviakis Financial                             1,444,000              5.7%
655 Redwood Highway, #255
Mill Valley, CA 94941
--------------------------------------------------------------------------------

Clyde Berg                                     1,559,145              6.2%
10600 N. De Anza Boulevard
Cupertino, California 95014

--------------------------------------------------------------------------------

       Executive Officers and Directors
--------------------------------------------------------------------------------

Daniel P. McKelvey                               739,857(3)           2.9%
201 Mission Street, Suite 1930
San Francisco, CA 94105

--------------------------------------------------------------------------------

Greg J. Micek                                  1,766,064(4)           6.9%
5444 Westheimer, Suite 2080
Houston, TX 77056

--------------------------------------------------------------------------------

William Scigliano                                825,000(5)           3.2%
39111 Paseo Padre Parkway, Suite 304
Fremont, CA 94538

--------------------------------------------------------------------------------

Michael Walsh                                    103,750(6)             *
39111 Paseo Padre Parkway, Suite 304
Fremont, CA 94538

--------------------------------------------------------------------------------

All directors and officers                       3,3,671(7)
as a group (four persons)

--------------------------------------------------------------------------------

*     Less than one percent

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and derives from either voting or investment power with respect to securities. Shares of common stock issuable upon conversion of convertible debentures, or shares of common stock issuable upon exercise of warrants and options currently exercisable, or exercisable within 60 days of August 30, 2004, are deemed to be beneficially owned for purposes hereof.

(2) Includes 75,000 shares issuable pursuant to warrants exercisable, and 900,000 shares issuable pursuant to convertible debentures, within 60 days of August 30, 2004.

(3) Includes 60,000 shares owned by Forte Capital Partners, LLC, and 310,000 shares issuable upon exercise of a warrants owned by Forte Capital Partners LLC. Forte Capital Partners LLC is the general partner of Special Equity IV, LP and thus may be deemed to beneficially own shares owned by Special Equity IV, LP. Mr. McKelvey serves as a managing member of Forte Capital Partners LLC and thus may be deemed to beneficially own shares owned by Forte Capital Partners LLC and Special Equity IV, LP.

(4) Includes 325,000 shares issuable pursuant to stock options exercisable within 60 days of August 30, 2004 and 60,000 shares held in trust for the benefit of Mr. Micek's minor children over which Mr. Micek holds voting and dispositive control.

(5) Includes 825,000 shares issuable pursuant to stock options exercisable within 60 days of August 30, 2004.

(6) Includes 93,750 shares issuable pursuant to stock options exercisable within 60 days of August 30, 2004.

(7) Includes 1,553,750 shares issuable pursuant to stock options and warrants that are exercisable within 60 days of August 30, 2004.


                            EQUITY COMPENSATION PLANS

IQB has three equity compensation plans for its employees, directors and consultants pursuant to which options, rights or shares may be granted or issued. These plans include the 2004 Consultant Compensation Plan, 2000 Non-Qualified Stock Option Plan and the IQ Biometrix California, Inc. 2001 Stock Plan. Further information on the material terms of these plans is given below.

The following table provides information as of June 30, 2004 with respect to our compensation plans (including individual compensation arrangements), under which securities are authorized for issuance aggregated as to (i) compensation plans previously approved by stockholders, and (ii) compensation plans not previously approved by stockholders:

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                             NUMBER OF SECURITIES
                                                                             REMAINING AVAILABLE
                                                                             FOR FUTURE
                                                                             ISSUANCE UNDER
                           NUMBER OF SECURITIES TO    WEIGHTED-AVERAGE       EQUITY COMPENSATION
                           ISSUED UPON EXERCISE       EXERCISE PRICE OF      PLANS (EXCLUDING
                           OF OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,   SECURITIES REFLECTED
                           WARRANTS AND RIGHTS        WARRANTS AND RIGHTS    IN COLUMN (A))
PLAN CATEGORY                    (A)                        (B)                       (C)
Equity compensation
plans approved by                -0-                        -0-                       -0-
security holders

Equity compensation
plans not approved by         2,876,425(1)                 $0.81(1)              2,818,354(2)
security holders

TOTAL                         2,876,425 (1)                $0.81(1)              2,818,354(2)

(1) Of these options, warrant and rights, 97,429 were assumed by IQB in connection with its merger involving IQ Biometrix California, Inc. The weighted-average exercise price of the assumed options, warrant and rights was $0.49.

(2) Of these securities, 374,497 were available for issuance as of June 30, 2004 pursuant to the 2004 Consultant Compensation Plan, other than upon the exercise of an option, a warrant or a right. Subsequent to June 30, 2004, all of these 371,867 shares of common stock have been issued.

                        2004 CONSULTANT COMPENSATION PLAN

Purpose.

         The IQB 2004 Consultant Compensation Plan (the "Plan") is intended to promote the interests of IQB and its subsidiaries by offering its outside consultants who assist in its development and success, the opportunity to participate in a compensation plan designed to reward them for their services and to encourage them to continue to provide services to IQB.

Administration.

         The Plan is administered by the Board of Directors or by a committee of not less than two directors of the IQB Board.

Eligibility.

         Only individuals who are outside consultants, or directors, officers, partners or employees of outside may participate in the plan.

Number of Shares of Common Stock Available Under the Plan.

         A total of 1,000,000 shares of IQB common stock are currently reserved for issuance under this plan. Any shares awarded and later forfeited are again subject to award or sale under the Plan.

Term and Amendment of Plan.

         This Plan expires on December 31, 2004. The Board may terminate or amend the Plan in any respect at any time, except no action of the IQB Board or any committee thereof may, without the consent of a Participant, alter or impair such Participant's rights under any shares previously granted.

                 COMPANY'S 2000 NON-QUALIFIED STOCK OPTION PLAN

The following is a description of the material features of IQB's 2000 Non-Qualified Stock Option Plan.

Purpose.

         The 2000 Non-Qualified Stock Option Plan is intended to attract and retain the best available personnel for service as employees and consultants to IQB and to encourage their continued service to IQB. The 2000 Non-Qualified Stock Option Plan currently permits the grant of non-qualified stock options.

Administration.

         The Non-Qualified Plan is administered by a committee of not less than two directors of the IQB Board of Directors selected by, and serving at the pleasure of, the IQB Board of Directors.

Eligibility.

         The Committee has substantial discretion pursuant to the Non-Qualified Plan to determine the persons to whom Non-Qualified Options may be granted or authorized and also to determine the amounts, time, price, exercise terms, and restrictions imposed in connection therewith. Non-Qualified Options may be granted to any consultant, non-employee director, or full-time employee (which may include officers and directors who are also employees) of IQB or of any Affiliate. The term "Affiliate" as used in the Plan means a parent or subsidiary corporation as defined in the applicable provisions of the Code. IQB currently has two employees and four directors. The number of consultants varies.

SHARES SUBJECT TO THE NON-QUALIFIED PLAN. Pursuant to the Non-Qualified Plan, 714,286 shares of Common Stock are authorized to be issued. If a Non-Qualified Option expires or becomes unexercisable for any reason without having been exercised in full, the unpurchased shares that were subject thereto shall become available for future grants under the Non-Qualified Plan.

OUTSTANDING OPTIONS. Options to purchase 21,429 shares of Common Stock pursuant to the Non-Qualified Plan were outstanding as of June 30, 2004.

RESTRICTIONS. Options are, in general, non-assignable. IQB may reserve a right to repurchase shares acquired upon the exercise of a Non-Qualified Option following the related optionee's termination (i.e. the ceasing for any reason ceased to provide services as an employee, officer, director or consultant to IQB or an Affiliate), at any time within 90 days after such termination, at the optionee's exercise price for the shares, provided, that such right to repurchase shares at the exercise price shall lapse at the rate of at least 20% per year over five years from the date of grant of the Non-Qualified Option. To enforce any restrictions on an optionee's shares acquired upon exercise of a Non-Qualified Option (including, without limitation, a right of repurchase), the Committee may require the optionee to deposit all certificates representing the shares acquired, together with stock powers or other instruments of transfer approved by the Committee, appropriately endorsed in blank, with IQB or an agent designated by IQB to hold in escrow until such restrictions have lapsed or terminated, and the Committee may cause a legend or legends referencing such restrictions to be placed on the certificates.

CORPORATE TRANSACTIONS. In the event of (i) a dissolution or liquidation of IQB,
(ii) a merger or consolidation in which IQB is not the surviving corporation (other than a merger or consolidation with a wholly-owned subsidiary, a reincorporation of IQB in a different jurisdiction, or other transaction in which there is no substantial change in the shareholders of IQB or their relative stock holdings and the Non-Qualified Options granted under the Non-Qualified Plan are assumed, converted or replaced by the successor or acquiring corporation, which assumption, conversion or replacement will be binding on all optionees), (iii) a merger in which IQB is the surviving corporation but after which the shareholders of IQB immediately prior to such merger (other than any shareholder which merges with IQB in such merger, or which owns or controls another corporation which merges, with IQB in such merger) cease to own their shares or other equity interests in IQB, or (iv) the sale of all or substantially all of the assets of IQB, any or all outstanding Non-Qualified Options may be assumed, converted or replaced by the successor or acquiring corporation (if any), which assumption, conversion or replacement will be binding on all optionees. In the alternative, the successor or acquiring corporation may substitute equivalent options or provide substantially similar consideration to optionees as was provided to shareholders (after taking into account the existing provisions of the Non-Qualified Options). In the event such successor or acquiring corporation (if any) does not assume or substitute options, then notwithstanding any other provision in the Non-Qualified Plan to the contrary, the vesting of such Non-Qualified Options will accelerate and the Non-Qualified Options will become exercisable in full prior to the consummation of such event at such times and on such conditions as the Committee determines, and if such Non-Qualified Options are not exercised prior to the consummation of the corporate transaction, they shall terminate upon the consummation of such corporate transaction.

AMENDMENT AND TERMINATION. IQB's Board of Directors may at any time amend, alter, suspend or discontinue the Non-Qualified Plan, but no amendment, alteration, suspension or discontinuation shall be made that would materially and adversely affect the rights of any holder of any Non-Qualified Option under any outstanding grant, without his or her consent.

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

As a condition of the exercise of an Non-Qualified Option granted under the Non-Qualified Plan, the participant (or in the case of the participant's death, the person exercising the Non-Qualified Option) shall make such arrangements as the Committee may require for the satisfaction of any applicable federal, state, local or foreign withholding tax obligations that may arise in connection with the exercise of the Non-Qualified Option and the issuance of shares. In certain circumstances, the Committee may allow withholding obligations to be satisfied by the retention by IQB of shares that have a fair market value determined as of the applicable date equal to the amount required to be withheld.

                  IQ BIOMETRIX CALIFORNIA, INC. 2001 STOCK PLAN

The following is a description of the material features of the IQ Biometrix California, Inc. 2001 Stock Plan (the "2001 Plan").

GENERAL. On July 26, 2001, the Board of Directors and a majority of the outstanding shares of IQ Biometrix California, Inc. approved the 2001 Plan. In connection with the merger of IQ Biometrix California, Inc. with and into IQB, IQB assumed the 2001 Plan. Under the 2001 Plan, the grants described below are available to employees, consultants and directors so as to attract and retain the best available personnel for positions of substantial responsibility and to provide additional incentive and to promote the success of IQB's business.

TYPES OF AWARDS. The 2001 Plan provides for the grant of incentive stock options ("ISO's") qualifying under the Internal Revenue Code of 1986, as amended (the "Code"), nonqualified options ("Non-Qualified Options"), and opportunities to make purchases of stock in IQB ("Purchase Rights") (ISO's and Non-Qualified Options are referred to hereinafter from time to time as "Options").

ADMINISTRATION. The 2001 Plan is now administered by IQB's Board of Directors.

ELIGIBILITY. The Board of Directors has substantial discretion pursuant to the 2001 Plan to determine the persons to whom ISO's, Non-Qualified Options and Purchase Rights may be granted or authorized and also to determine the amounts, time, price, exercise terms, and restrictions imposed in connection therewith. Non-Qualified Options and Purchase Rights may be granted only to employees and consultants of IQB and any of its subsidiary or affiliates, and to directors of IQB. ISO's may be granted only to employees and directors of IQB. IQB currently has two employees and four directors. The number of consultants varies.

SHARES SUBJECT TO THE 2001 PLAN. Two million (2,000,000) shares of Common Stock are authorized to be issued pursuant to the 2001 Plan. If an award expires or becomes unexercisable for any reason without having been exercised in full, the unpurchased shares that were subject thereto shall become available for future grant under the 2001 Plan. In addition, any shares which are retained by IQB upon exercise of an award in order to satisfy the exercise or purchase price for such award or any withholding taxes due with respect to such exercise or purchase shall be treated as not issued and shall continue to be available under the 2001 Plan.

OUTSTANDING OPTIONS AND PURCHASE RIGHTS. Options to purchase 249,000 shares of Common Stock pursuant to the 2001 Stock Plan were outstanding as of June 30, 2004

TERMINATION OF OPTIONS. Generally, when an optionee ceases to be an employee or consultant of IQB or any of its subsidiary or affiliates, or a director of IQB, other than by reason of death, disability or for cause, an optionee's Options shall terminate 30 days following the date on which such optionee's status as such ceases. If an optionee's employment is terminated by reason of disability, the optionee may exercise his Option at any time prior to the earlier of the specified expiration date of the Option or six months from the date of the termination of employment. In the case of death, an optionee's Options may be exercised by his estate, personal representative or beneficiary at any time prior to the earlier of the specified expiration date of the Option or 12 months days from the date of the optionee's death. In the case of termination for cause, an optionee's Options shall terminate on the date that notice of termination is first given. In such event, IQB shall also have the right to purchase all vested shares acquired upon exercise of an Option granted prior to the date, if any, within 90 days of termination of the terminated optionee for a purchase price equal to the fair market value of the shares as of the date of termination.

PURCHASE RIGHTS. The Board of Directors determines, in its sole discretion, the terms, conditions, restrictions, number of shares, the price to be paid, and the time within which a purchase must occur with respect to each Purchase Right. In the case of a Purchase Right granted prior to the date, if any, on which IQB's common stock becomes a Listed Security and if required by the applicable laws at that time, the purchase price of shares subject to a Purchase Right shall not be less than 85% of the fair market value of the shares as of the date of the offer, or, in the case of a Ten Percent Holder, the price shall not be less than 100% of the fair market value of the shares as of the date of the offer. If the applicable laws do not impose the requirements set forth in the preceding sentence and with respect to any Purchase Rights granted after the date, if any, on which IQB's common stock becomes a Listed Security, the purchase price of Shares subject to Purchase Rights shall be as determined by the Board of Directors. Unless the Board of Directors determines otherwise, each Purchase Right is subject to a repurchase option in favor of IQB, at the original purchase price paid by the purchaser, upon the voluntary or involuntary termination of the purchaser's employment with IQB for any reason (including death or disability). The repurchase option shall lapse at such rate as the Board of Directors may determine, provided that with respect to a Purchase Right granted prior to the date, if any, on which IQB's common stock becomes a Listed Security to a purchaser who is not an officer, director or consultant of IQB or any subsidiary of IQB, it shall lapse at a minimum rate of 20% per year if required by the applicable laws.

RESTRICTIONS. Options and Purchase Rights are, in general, non-assignable. The Board of Directors may place any restrictions on Options and Purchase Rights that it believes are appropriate, in its discretion.

CORPORATION TRANSACTION. In the event of a sale of all or substantially all of IQB's assets, or a merger, consolidation or other capital reorganization of IQB with or into another corporation, each outstanding Option or Purchase Right shall be assumed or an equivalent option or right shall be substituted by such successor corporation or a parent or subsidiary of such successor corporation (the "Successor Corporation"), unless the Successor Corporation does not agree to assume the award or to substitute an equivalent option or right, in which case such Option or Purchase Right shall terminate upon the consummation of the transaction.

CHANGE IN CONTROL. Notwithstanding the above, in the event (i) of a Change of Control, and (ii) a participant holding an Option or Purchase Right assumed or substituted by the Successor Corporation in the Change of Control, or holding restricted stock issued upon exercise of an Option or Purchase Right with respect to which the Successor Corporation has succeeded to a repurchase right as a result of the Change of Control, is involuntarily terminated by the Successor Corporation without cause in connection with, or within sixty (60) days following consummation of, the transaction, then any assumed or substituted Option or Purchase Right held by the terminated participant at the time of termination shall accelerate and become exercisable as to the number of shares that would otherwise have vested and been exercisable as of the date thirty (30) days from the date of termination, and any repurchase right applicable to any shares shall lapse as to the number of shares as to which the repurchase right would otherwise have lapsed as of the date thirty (30) days from the date of termination, in each case assuming the participant remained in Continuous Service Status for such period. "Change of Control" means a sale of all or substantially all of IQB's assets, or any merger or consolidation of IQB with or into another corporation other than a merger or consolidation in which the holders of more than 50% of the shares of capital stock of IQB outstanding immediately prior to such transaction continue to hold (either by the voting securities remaining outstanding or by their being converted into voting securities of the surviving entity) more than 50% of the total voting power represented by the voting securities of IQB, or such surviving entity, outstanding immediately after such transaction.

AMENDMENT AND TERMINATION. IQB's Board of Directors may at any time amend, alter, suspend or discontinue the 2001 Plan, but no amendment, alteration, suspension or discontinuation shall be made that would materially and adversely affect the rights of any holder of an Option or a Purchase Right under any outstanding grant, without his or her consent.

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

Purchase Rights. The tax consequences of other stock or cash-based awards will depend on the specific terms of each award. Upon receipt of restricted stock, a participant generally will recognize taxable ordinary income when the shares cease to be subject to restrictions in an amount equal to the fair market value of the shares at such time. However, no later than 30 days after a participant receives the restricted stock, the participant may elect to recognize taxable ordinary income in an amount equal to the fair market value of the shares at the time of receipt. Provided that the election is made in a timely manner, when the restrictions on the shares lapse, the participant will not recognize any additional income. If the participant forfeits the shares to IQB (e.g., upon the participant's termination prior to expiration of the restriction period), the participant may not claim a deduction with respect to the income recognized as a result of the election. Dividends paid with respect to shares of restricted stock generally will be taxable as ordinary income to the participant at the time the dividends are received.

Tax Consequences to IQB. IQB generally will be entitled to a deduction at the same time and in the same amount as a participant recognizes ordinary income, subject to the limitations imposed under Section 162(m).

Tax Withholding. As a condition of the exercise of an Option or Purchase Right granted under the 2001 Plan, the participant (or in the case of the participant's death, the person exercising the Option or Purchase Right) shall make such arrangements as the Board of Directors may require for the satisfaction of any applicable federal, state, local or foreign withholding tax obligations that may arise in connection with the exercise of the Option or Purchase Right and the issuance of shares. IQB shall not be required to issue any shares under the 2001 Plan until such obligations are satisfied. In certain circumstances, the Board of Directors may allow withholding obligations to be satisfied by the retention or surrendering to IQB of shares that have a fair market value determined as of the applicable date equal to the amount required to be withheld.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

As part of the Merger, IQB assumed the existing advisory agreement (the "McAfee Advisory Agreement") between IQ Biometrix California, Inc. and Eric A. McAfee, a director of IQB. The McAfee Advisory Agreement had a term of two years and was to expire in accordance with its term at the end of April 2004, subject to earlier termination upon the occurrence of certain events. Under the McAfee Advisory Agreement Mr. McAfee was to receive $9,600 per month. Mr. McAfee was also entitled to participate in any and all employee benefit plans established for the employees of IQB and to receive an expense reimbursement for Cupertino office rent of $2,800 per month. The McAfee Advisory Agreement did not contain any covenant not to compete. The McAfee Advisory Agreement was terminated as of March 31, 2003. Mr. McAfee received a total of $48,000 under the agreement in advisory fees and $30,800 in expense reimbursements prior to termination. On November 11, 2003, Mr. McAfee stepped down from IQB's board of directors and IQB entered into a settlement agreement with Mr. McAfee in connection with the termination of the McAfee Advisory Agreement. Under the settlement agreement, IQB paid Mr. McAfee $24,000 on November 15, 2003, and agreed to pay Mr. McAfee an additional $50,000 at such time as IQB raises financing in an aggregate amount of $2,000,000. In addition, IQB released Mr. McAfee from his agreement to deliver up to 700,000 shares of IQ Biometrix common stock held by Mr. McAfee to IQB in connection with the MVION Note described below.

In connection with a financing transaction with Special Equity IV, L.P. ("SEIVLP") involving warrants, IQB acquired from SEIVLP a Secured Convertible Promissory Note having a face amount of a $2.5 million dollar (the "MVION Note") due from MVION, Inc., a technology company known as KachinaGuide. Eric A. McAfee, a director of IQB, is the sole director and officer of MVION. Daniel McKelvey, a selling stockholder, is a managing member of Forte Capital Partners LLC, the general partner of SEIVLP. The KachinaGuide, was a realtime interactive tool to conduct highly refined searches across heterogeneous data sources. KachinaGuide's searching technology uses patented algorithms that processed queries in the users' own words leading customers to specific data (i.e. products and services) or suggests alternatives based on the users' preferences. MVION's business failed, and the MVION Note was in default at the time of IQB's acquisition of it. The MVION Note is secured by a lien on MVION's assets, which in the event MVION defaulted on the Note would entitle the holder thereof to acquire all of the assets, including the intellectual property assets of MVION. When IQB acquired the Note from SEIVLP, management believed that MVION's assets, particularly its intellectual property assets, were worth the approximately $168,000 value of the stock and warrants issued to SEIVLP. In addition, Eric McAfee agreed that if the intellectual property assets of MVION were later determined to be worth less than the value of the stock and warrants issued to SEIVLP, he would return a number of shares of IQB's common stock held by him, up to 700,000 shares, to IQB. At the time IQB entered into the transaction, very little due diligence was performed on the value of the MVION Note or the technology securing the MVION Note based upon Mr. McAfee's personal assertions of the value of the MVION technology and his pledge of stock. As stated above, IQB later released Mr. McAfee from his obligation to return shares to IQB in connection with a settlement agreement entered into with Mr. McAfee in November 2003 in connection with the termination of the McAfee Advisory Agreement. IQB has subsequently determined that the cost of perfecting any patent work and subsequent incorporation of the intellectual property of MVION into the FACES software was too costly and, therefore, has not foreclosed on the MVION Note. However, IQB has recently begun exploring the possibility of exercising its rights as a secured creditor with respect to the MVION assets securing the MVION Note, however, IQB can give no assurances as to its ability to collect on MVION Note, its efforts to exercise its rights with respect to the MVION Note, or the benefit of the assets securing such note in the event that IQB eventually acquires ownership of them.

In May and June 2004, IQB issued short term notes to Greg J. Micek, a member of the board of directors, and Forte Capital Partners, LLC, whose managing partner is Daniel McKelvey also a member of IQB's board of directors. The loans were for working capital needs and made in the normal course of business with an annual interest rate of 6% and are due at the end of July 2004. In July 2004, Mr. Micek assigned his loan to An individual investor In July and August, IQB issued a convertible debenture for $225,000 to An individual investor ($75,000) and Forte Capital Partners, LLC ($150,000). The short term note from Forte Capital Partners ($50,000), LLC, was rolled into this note. This debenture carries a 10% annual interest rate and is convertible on the same terms as the next round of financing. Warrants were issued to both parties in conjunction with this debenture.

Conflict of Interest Policy

We believe that all transactions with affiliates described above were made on terms no less favorable to us than could have been obtained from unaffiliated third parties. Our policy is to require that a majority of the independent and disinterested non-employee directors on the Board approve all transactions between IQB and its officers, directors, principal stockholders and their affiliates. Such transactions will continue to be on terms no less favorable to us than we could obtain from unaffiliated third parties.

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

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Documents filed as part of this report:

(i) Consolidated Financial Statements:

Report of Independent Auditors                                   F-1

Consolidated Balance Sheet as of June 30, 2004                   F-2

Consolidated Statements of Income for the years
ended June 30, 2004 and 2003                                     F-3

Consolidated Statements of Stockholders' Equity for
the years ended June 30, 2004 and 2003                           F-4

Consolidated Statements of Cash Flows for the years
 ended June 30, 2004 and 2003                                    F-5

Notes to Consolidated Financial Statements                       F-6

(ii) Financial Statement Schedules:

         Schedule II - Valuation and Qualifying Accounts

(iii) Exhibits:

The following exhibits are filed with this Annual Report or are incorporated herein by reference:

Exhibit No.   Description
-----------   -----------
2.01 Agreement and Plan of Merger dated as of April 14, 2004, by and among I.Q, Biometrix, Inc., Wherify Acquisition, Inc. and Wherify Wireless, Inc. (included as Appendix A to the joint proxy statement/prospectus which is part of this Registration Statement)

3.01 Certificate of Incorporation of IQB is incorporated herein by reference from IQB's Registration Statement on Form SB-2 (SEC File No. 333-41635) filed December 29, 1997.

3.02 Bylaws of IQB is incorporated herein by reference from IQB's Registration Statement on Form SB-2 (SEC File No. 333-41635) filed December 29, 1997.

3.03 Certificate of Amendment to Certificate of Incorporation of IQB is incorporated herein by reference from IQB's (SEC File No. 0-24001) Quarterly Report on Form 10-QSB filed with the SEC on February 20, 2001.

4.01 Specimen Common Stock Certificate is incorporated herein by reference from IQB's Registration Statement on Form SB-2 (SEC File No. 333-41635) filed December 29, 1997.

9.01 Voting Agreement dated as of February 27, 2002 by Pierre Cote, Sylvie Lariviere and Eric McAfee in favor of Greg J. Micek is incorporated herein by reference from IQB's (SEC File No. 0-24001) Current Report on Form 8-K filed with the SEC on April 8, 2002.

10.01 Agreement and Plan of Merger, dated as of February 27, 2002 (the "Merger Agreement"), by and among (a) JVWeb, Inc., a Delaware corporation, (b) IQB Acquisition Corporation, a newly-formed, wholly-owned Delaware subsidiary of JVWeb, Inc., (c) IQ Biometrix California, Inc., a California corporation, and (d) Pierre Cote, Sylvie Lariviere and Eric McAfee is incorporated herein by reference from IQB's (SEC File No. 0-24001) Current Report on Form 8-K filed with the SEC on April 8, 2002.

10.02 Sale and Purchase Agreement dated as of February 27, 2002 by and between JVWeb, Inc., a Delaware corporation, and Greg J. Micek is incorporated herein by reference from IQB's (SEC File No. 0-24001) Current Report on Form 8-K filed with the SEC on April 8, 2002.

10.04 Memorandum of Understanding between the University Business Center and IQ Biometrix dated August 1, 2002 between IQB and the University Business Center of Fresno State Letter of Intent - University is incorporated herein by reference from IQB's (SEC File No. 0-24001) Annual Report on Form 10-KSB filed with the SEC on October 15, 2002.

10.06 Asset Purchase Agreement dated November 12, 2001 between IQ Biometrix California, Inc. and CISystems, Inc. is incorporated herein by reference from IQB's (SEC File No. 0-24001) Annual Report on Form 10-KSB filed with the SEC on October 15, 2002.

10.09 Executive Employment Agreement dated effective as of August 1, 2002 by and between IQB and William Scigliano is incorporated herein by reference from IQB's (SEC File No. 0-24001) Annual Report on Form 10-KSB filed with the SEC on October 15, 2002.

10.10 Memorandum of Agreement regarding stock options dated August 1 2002 by and between IQB and William Scigliano is incorporated herein by reference from IQB's (SEC File No. 0-24001) Annual Report on Form 10-KSB filed with the SEC on October 15, 2002.

10.11 Executive Employment Agreement dated effective as of September 25, 2002 by and between IQB and Greg J. Micek is incorporated herein by reference from IQB's (SEC File No. 0-24001) Annual Report on Form 10-KSB filed with the SEC on October 15, 2002.

10.12 Memorandum of Agreement regarding stock options dated August 1, 2002 by and between IQB and Greg J. Micek is incorporated herein by reference from IQB's (SEC File No. 0-24001) Annual Report on Form 10-KSB filed with the SEC on October 15, 2002.

10.15 Asset Purchase Agreement dated February 11, 2003 by and between Special Equity IV, L.P. and IQB is incorporated herein by reference from IQB's (SEC File No. 0-24001) Quarterly Report on Form 10-QSB filed with the SEC on February 19, 2003.

10.16 Stock Purchase Agreement dated February 11, 2003 by and between Special Equity IV, L.P. and IQB is incorporated herein by reference from IQB's (SEC File No. 0-24001) Quarterly Report on Form 10-QSB filed with the SEC on February 19, 2003.

10.18 Bill of Sale and Assignment dated February 11, 2003 executed by Special Equity IV, L.P. in favor of IQB is incorporated herein by reference from IQB's (SEC File No. 0-24001) Quarterly Report on Form 10-QSB filed with the SEC on February 19, 2003.

10.19 Purchase and Sale Agreement dated February 11, 2003 between IQB and Special Equity IV, L.P. is incorporated herein by reference from IQB's Registration Statement on Form SB-2 (SEC File No. 333-107570) filed August 1, 2003.

10.20 Bill of Sale and Assignment of Interest dated February 11, 2003 between IQB and Special Equity IV, L.P. is incorporated herein by reference from IQB's Registration Statement on Form SB-2 (SEC File No. 333-107570) filed August 1, 2003.

10.21 Warrant to Purchase Common Stock dated February 11, 2003 between IQB and Special Equity IV, L.P. is incorporated herein by reference from IQB's Registration Statement on Form SB-2 (SEC File No. 333-107570) filed August 1, 2003.

10.22 Stock Purchase Agreement dated February 11, 2003 between IQB and Special Equity IV, L.P. is incorporated herein by reference from IQB's Registration Statement on Form SB-2 (SEC File No. 333-107570) filed August 1, 2003.

10.23 Security Agreement dated March 31, 2003 between IQB and Lenders is incorporated herein by reference from IQB's Registration Statement on Form SB-2 (SEC File No. 333-107570) filed August 1, 2003.

10.24 Warrant to Purchase Common Stock Issued to Holder is incorporated herein by reference from IQB's Registration Statement on Form SB-2 (SEC File No. 333-107570) filed August 1, 2003.

10.25 10% Secured Convertible Debenture dated May 28, 2003 between IQB and John
      J. Micek, Jr. is incorporated herein by reference from IQB's Registration Statement on Form SB-2 (SEC File No. 333-107570) filed August 1, 2003.

10.26 10% Secured Convertible Debenture dated May 28, 2003 between IQB and Neil Morris is incorporated herein by reference from IQB's Registration Statement on Form SB-2 (SEC File No. 333-107570) filed August 1, 2003.

10.27 10% Secured Convertible Debenture dated May 28, 2003 between IQB and Elisa Micek and Forte Capital Partners, LLC is incorporated herein by reference from IQB's Registration Statement on Form SB-2 (SEC File No. 333-107570) filed August 1, 2003.

10.28 10% Secured Promissory Note between IQB and Network Storage Systems, Inc. dated May 4, 2003 is incorporated herein by reference from IQB's Registration Statement on Form SB-2 (SEC File No. 333-107570) filed August 1, 2003.

10.29 Security Agreement between IQB the Lenders dated May 4, 2003 is incorporated herein by reference from IQB's Registration Statement on Form SB-2 (SEC File No. 333-107570) filed August 1, 2003.

10.30 Assignment of Rights and Consent to Assignment between IQB and Network Storage Systems, Inc, dated May 14, 2003 is incorporated herein by reference from IQB's Registration Statement on Form SB-2 (SEC File No. 333-107570) filed August 1, 2003.

10.31 Assignment of Accounts Receivable between IQB and Network Storage Systems, Inc, dated May 14, 2003 is incorporated herein by reference from IQB's Registration Statement on Form SB-2 (SEC File No. 333-107570) filed August 1, 2003.

10.32 6% Secured Convertible Debenture dated September 19, 2003 between IQB and Platinum Partners Value Arbitrage Fund, LP 2003 is incorporated herein by reference from IQB's Registration Statement on Form 10-KSB-2 (SEC File No. 000-24001) filed October 14, 2003.

10.33 6% Secured Convertible Debenture dated September 19, 2003 between IQB and Platinum Partners Value Macro Fund, LP 2003 is incorporated herein by reference from IQB's Registration Statement on Form 10-KSB-2 (SEC File No. 000-24001) filed October 14, 2003.

10.34 Warrant to Purchase Common Stock Issued to Platinum Partners Value Arbitrage Fund, LP 2003 is incorporated herein by reference from IQB's Registration Statement on Form 10-KSB-2 (SEC File No. 000-24001) filed October 14, 2003.

10.35 Warrant to Purchase Common Stock Issued to Platinum Partners Macro Fund, LP 2003 is incorporated herein by reference from IQB's Registration Statement on Form 10-KSB-2 (SEC File No. 000-24001) filed October 14, 2003.

10.36 6% Secured Convertible Debenture dated October 16, 2003 between IQB and William Ritger is incorporated herein by reference from IQB's Registration Statement on Form 10-QSB (SEC File No. 000-24001) filed November 14, 2003.

10.37 6% Secured Convertible Debenture dated November 3, 2003 between IQB and Jacob Engel is incorporated herein by reference from IQB's Registration Statement on Form 10-QSB (SEC File No. 000-24001) filed November 14, 2003.

10.38 Warrant to Purchase Common Stock Issued to William Ritger is incorporated herein by reference from IQB's Registration Statement on Form 10-QSB (SEC File No. 000-24001) filed November 14, 2003.

10.39 Warrant to Purchase Common Stock Issued to Jacob Engel is incorporated herein by reference from IQB's Registration Statement on Form 10-QSB (SEC File No. 000-24001) filed November 14, 2003.

10.40 Employment Agreement between IQ Biometrix and William B. Scigliano dated March 2, 2004.

10.41 Consulting Agreement between IQ Biometrix and Daniel P. McKelvey dated August 1, 2003.

10.42 Agreement and Plan of Merger dated April 14, 2004 is incorporated by reference from IQB's Current Report on Form 8-K (SEC File No. 000-24001) filed April 15, 2004.

10.43 10% Secured Convertible Debenture dated August 18, 2004 between IQB and John Micek, Jr. and Forte Capital Partners, LLC.

10.44 Warrant to Purchase Common Stock Issued to Forte Capital Partners, LLC dated July 2004.

10.45 Warrant to Purchase Common Stock Issued to John Micek, Jr. dated July
      2004.

10.46 Amendment to consulting agreement between IQB and Daniel McKelvey dated August 1, 2004.

10.47 Warrant to Purchase Common Stock Issued to Forte Capital Partners, LLC dated August 17, 2004.

10.48 Warrant to Purchase Common Stock Issued to John Micek, Jr. dated August 17, 2004.

14.01 Code of Ethics

23.01 Consent of Malone & Bailey, PLLC.

31.1  Sarbanes Oxley Section 302 Certification.

32.1  Sarbanes Oxley Section 906 Certification

99.01 IQB's Year 2002 Consultant Compensation Plan is incorporated herein by reference from IQB's Registration Statement on Form S-8 (SEC File No. 333-96873) filed July 7, 2002, Item 8, Exhibit 4.02.

99.02 IQB's Year 2003 Consultant Compensation Plan is incorporated herein by reference from IQB's Registration Statement on Form S-8 (SEC File No. 333-107447) filed July 28, 2003, Item 8, Exhibit 4.02.

99.03 IQB's 2000 Non-Qualified Stock Option Plan is incorporated herein by reference from IQB's Registration Statement on Form S-8 (SEC File No. 333-43884) filed August 16, 2000, Item 8, Exhibit 4.02.

99.04 IQ Biometrix California, Inc. 2001 Stock Plan is incorporated herein by reference from IQB's (SEC File No. 0-24001) Annual Report on Form 10-KSB filed with the SEC on October 15, 2002, Item 13(a) (iii), Exhibit 99.03.

99.05 IQB's Year 2004 Consultant Compensation Plan is incorporated herein by reference from IQB's Registration Statement on Form S-8 (SEC File No. 333-112937) filed February 18, 2004, Item 8, Exhibit 4.1.

(b) Reports on Form 8-K

         Form 8-K filed on April 19, 2004 related to IQB's press release announcing the planned merger with Wherify Wireless, Inc. and filing the Agreement and Plan of Merger dated April 14, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         Malone & Bailey, PLLC, Certified Public Accountants, are IQB's independent auditors to examine the financial statements of IQB for the fiscal years ended June 30, 2003 and June 30, 2004. Malone & Bailey, PLLC has performed the following services and has been paid the following fees for these fiscal years:

Audit Fees

         Malone & Bailey, PLLC was paid aggregate fees of approximately $35,000 for the fiscal year ended June 30, 2003 and approximately $48,000 for the fiscal year ended June 30, 2004 for professional services rendered for the audit of the IQB's annual financial statements and for the reviews of the financial statements included in IQB`s quarterly reports on Form 10-QSB during these fiscal years.

Audit - Related Fees

         Malone & Bailey, PLLC was not paid any additional fees for the fiscal year ended June 30, 2003 and June 30, 2004 for assurance and related services reasonably related to the performance of the audit or review of IQB's financial statements.

Tax Fees

         Malone & Bailey, PLLC was not paid any aggregate fees for the fiscal years ended June 30, 2003 and June 30, 2004 for professional services rendered for tax compliance, tax advice and tax planning.

Other Fees

         Malone & Bailey, PLLC was paid no other fees for professional services during the fiscal years ended June 30, 2003 and June 30, 2004.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders IQ Biometrix, Inc. Fremont,
California

We have audited the accompanying consolidated balance sheet of IQ Biometrix, Inc. as of June 30, 2004 and the related statements of operations, stockholders' deficit and cash flows for the two years then ended. These financial statements are the responsibility of IQ Biometrix's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IQ Biometrix, Inc. as of June 30, 2004 and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that IQ Biometrix will continue as a going concern. As shown in the financial statements, IQ Biometrix incurred net losses of $8,391,143 and $3,887,691 in fiscal 2004 and 2003, respectively, and has a working capital deficiency of $2,478,431 and a stockholders' deficit of $2,385,591 as of June 30, 2004. These conditions raise substantial doubt about IQ Biometrix's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


MALONE & BAILEY, PLLC
Houston, Texas

September 9, 2004

                               IQ BIOMETRIX, INC.
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004

                                     ASSETS

CURRENT ASSETS:
   Cash                                                                            $      6,860
   Trade accounts receivable, net of allowance for doubtful accounts of $6,000           20,255
   Inventory                                                                              1,027
   Prepaid expenses                                                                      65,036
                                                                                   ------------
                         Total current assets                                            93,178

INTANGIBLES, net                                                                         87,572
OFFICE EQUIPMENT, net                                                                     5,268
                                                                                   ------------
                         Total assets                                              $    186,018
                                                                                   ============

                          LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Convertible debentures, net of unamortized discount of $183,333                 $  1,666,667
   Note payable                                                                         100,000
   Committed stock                                                                      246,851
   Accounts payable                                                                     328,818
   Accrued expenses                                                                     229,273
                                                                                   ------------
                         Total current liabilities                                    2,571,609
                                                                                   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
   Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued
   Common stock, $0.01 par value; 50,000,000 shares authorized; 24,701,190
     shares outstanding                                                                 247,012
   Additional paid-in capital                                                        10,630,496
   Accumulated deficit                                                              (13,263,099)
                                                                                   ------------
                         Total stockholders' deficit                                 (2,385,591)
                                                                                   ------------
                         Total liabilities and stockholders' deficit               $    186,018
                                                                                   ============

See accompanying summary of accounting policies and notes to financial statements.

                               IQ BIOMETRIX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       Years Ended June 30, 2004 and 2003

                                                  2004                  2003
                                              ------------         ------------

Revenue - software sales                      $    269,724         $    105,772

Operating expenses
      Cost of sales                                 49,748               25,851
      Selling expense                              373,606              260,477
      General and administrative                 6,650,535            2,896,509
      Research and development                     171,918              147,562
      Interest, net                              1,349,090              282,461
      Impairment                                         0              350,000
      Depreciation and amortization                 65,970               30,603
                                              ------------         ------------
        Total operating expenses                 8,660,867            3,993,463
                                              ------------         ------------
Net Loss                                      $ (8,391,143)        $ (3,887,691)
                                              ============         ============

Basic and Diluted loss per share                    $(0.38)              $(0.23)
Weighted average shares outstanding             21,979,673           16,928,344

See accompanying summary of accounting policies and notes to financial statements.

                               IQ BIOMETRIX, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

             Years ended June 30, 2004 and Year Ended June 30, 2003

                                            Common
                                    Shares           Amount          Capital         Earnings              Total
                                   --------------------------------------------------------------------------------------
Balances, June 30, 2002               16,454,285      $  164,543     $   970,469     $    (984,265)          $   150,747

Shares sold                              500,000           5,000         195,000                                 200,000
Options exercised                        103,000           1,030           9,270                                  10,300
Shares issued for services             1,848,600          18,486       1,588,388                               1,606,874
Options issued for services                                    0         184,630                                 184,630
Discount - convertible debt                    0               0         879,641                                 879,641
Discount - note payable                                        0          22,561                                  22,561
Net loss                                                                                (3,887,691)           (3,887,691)
                                   --------------------------------------------------------------------------------------
Balances, June 30, 2003               18,905,885         189,059       3,849,959        (4,871,956)             (832,938)
                                   --------------------------------------------------------------------------------------

Shares for stock payable                 760,000           7,600         219,895                                 227,495
Options and warrants exercised           652,840           6,528          63,172                                  69,700
Shares issued for services             4,121,717          41,217       5,051,668                               5,092,885
Shares for accrued expenses              189,637           1,896         173,518                                 175,414
Shares for intangibles                    71,111             711          54,285                                  54,996
Discount convertible debt                                      0         700,000                                 700,000
Option expense                                                 0         518,000                                 518,000
Net loss                                                                                (8,391,143)           (8,391,143)
                                   --------------------------------------------------------------------------------------
Balances, June 30, 2004               24,701,190     $   247,012    $ 10,630,496     $ (13,263,099)          $(2,385,591)
                                   ======================================================================================

See accompanying summary of accounting policies and notes to financial statements.

                               IQ BIOMETRIX, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Years Ended June 30, 2004 and 2003

                                                                 2004              2003
                                                              -----------       -----------
OPERATING ACTIVITIES:

     Net loss                                                 $(8,391,143)      $(3,887,691)

     Adjustments to reconcile net loss to
       net cash used in operating activities
         Depreciation and amortization                             65,970            30,603
         Provision  for bad debt                                    8,496           350,000
         Option Expense                                           518,000           184,630
         Common stock and options issued for services           5,092,885         1,606,874
         Amortization of debt discount                          1,178,847           240,022
         Changes in assets and liabilities:
             Accounts receivable                                  (22,778)           (5,973)
             Prepaid expenses                                     (27,154)          (11,603)
             Inventory                                              4,981            24,952
             Accrued liabilities                                  230,472           174,217
             Committed stock                                      246,851           227,495
             Accounts payable                                     185,897            85,805
                                                              -----------       -----------
     Net cash used in operating activities                       (908,676)         (980,669)
                                                              -----------       -----------

     Investing activities
             Purchase of fixed assets                              (1,845)          (11,161)
             Purchase of intellectual property                         --                --
             Collection of Advance to NSS                          50,000          (400,000)
             Purchase of intangible asset                              --           (63,002)
                                                              -----------       -----------
     Net cash used in investing activities                         48,155          (474,163)
                                                              -----------       -----------

     Financing activities
             Proceeds from sale of common stock                        --           200,000
             Proceeds from exercise of options                     69,700            10,300
             Proceeds from new convertible notes payable          700,000         1,200,000
             Payments on short term notes payable                (100,000)               --
             Proceeds from short term notes payable               100,000            50,000
                                                              -----------       -----------
     Net cash provided by financing activities                    769,700         1,460,300
                                                              -----------       -----------

     Net increase (decrease) in cash                              (90,821)            5,468

     Cash, beginning of year                                       97,681            92,213
                                                              -----------       -----------

     Cash, end of year                                        $     6,860       $    97,681
                                                              ===========       ===========
     Non-Cash:
             Stock for accrued expenses                       $   175,414       $        --
             Stock for intangibles                                 54,996                --


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

IQ Biometrix California, Inc. ("IQB - California") was formed July 10, 2001 as a California corporation to purchase certain software-related assets from a Canadian bankruptcy court from a former Canadian company named InterQuest, Inc. ("InterQuest"). The software was developed in Canada beginning in 1988. The software was completed and marketing started in 1998. In 2000, InterQuest filed for bankruptcy protection in a Canadian court and went dormant. IQB - California arranged for purchase of the software and various packaging supplies in 2001 and paid $118,818 in early 2002. The purchase price was allocated as follows:
$80,818 to software and $38,000 to supplies inventory.

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

CASH AND CASH EQUIVALENTS

IQ Biometrix considers all highly liquid debt instruments with original maturities not exceeding three months to be cash equivalents. At June 30, 2004, IQ Biometrix did not hold any cash equivalents.

INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out method) or market. IQ Biometrix periodically reviews for obsolete and slow-moving inventory based on historical usage, and future requirements. At June 30, 2004, inventory consisted of packaging materials related to the FACES 4.0 software.

OFFICE EQUIPMENT

Equipment is stated at cost. Depreciation is computed using the straight-line method over 3 to 10 years.

      Computer equipment - 3 yrs                    $ 13,467
      Furniture & fixtures - 10 yrs                    1,000
                                                    --------
                                                      14,467
      Less: accumulated depreciation                  (9,199)
                                                    --------
                                                    $  5,268
                                                    ========

INTANGIBLES

Intangibles consist of software, including purchased software, and development of new software products and enhancements to existing software products. Until technological feasibility is established, costs associated with software development, including costs associated with the acquisition of intellectual property relating to software development is expensed as incurred. After technological feasibility is established and until the products are available for sale, software development costs are capitalized and amortized over the greater of the amount computed using (a) the ratio that current gross revenue for the product bears to the total of current and anticipated future gross revenue for that product or (b) the straight line method over the estimated economic life of the product including the period being reported on. The amortization period has been determined as the life of the product, which is three years.

During fiscal 2003 and 2004, IQ Biometrix's software costs were amortized using the straight-line method over three years resulting in $61,689 of amortization in fiscal 2004. IQB estimates its amortization expense to be approximately $50,000 in fiscal 2005 and $36,000 in fiscal 2006.

The following summarizes intangible assets at June 30, 2004:

      Original software cost                     $    80,818
      FACES 4.0 upgrade                              117,998
                                                 -----------
                                                     198,816
      Less: accumulated amortization                 111,244
                                                 -----------
                                                 $    87,572
                                                 ===========

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

IQ Biometrix recognizes revenue for training on the date the training is performed. IQ Biometrix has only recognized approximately $11,000 related to training revenue since inception.

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

Diluted net loss per common share is computed by dividing the net loss, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For fiscal 2004 and 2003, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

IQ Biometrix applies APB No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized in IQ Biometrix's financial statements for stock options under any of the stock plans which on the date of grant the exercise price per share was equal to or exceeded the fair value per share. However, compensation cost has been recognized for warrants and options granted to non-employees for services provided. If under FAS No. 123, IQ Biometrix determined compensation cost based on the fair value at the grant date for its stock options, net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                           2004              2003
                                                        ------------      -----------
Net loss
   As Reported                                          $(8,391,143)      $(3,887,691)
   Deduct: total stock based employee compensation
     expense determined under fair value method            (228,072)         (466,340)
   Add: toal stock based employee compensation
     expense determined under intrinsic value method        108,967                --
                                                        -----------------------------
   Pro forma                                            $(8,510,248)      $(4,354,031)
                                                        =============================

Basic and diluted loss per share
   As reported                                          $     (0.38)      $     (0.23)

   As reported                                          $     (0.38)      $     (0.26)

The weighted average fair value of each option granted under IQ Biometrix's employee option plans during fiscal 2004 and 2003 was approximately $1.66 and $0.75, respectively. These amounts were determined using the Black Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, expected dividend payments and the risk-free interest rate over the expected life of the option. The dividend yield was zero in 2004 and 2003. The expected volatility was based on the historic stock prices. The expected volatility ranged from 130% to 212%, and 133% for 2004 and 2003, respectively. The risk-free interest rate was the rate available on zero coupon U.S. government issues with a term equal to the remaining term for each grant. The risk-free rate was ranged from 1.5% to 3.5%% in 2004 and 3.5% in 2003. The expected life of the options was estimated to be between two and five years.

The effects of applying FAS 123 on providing pro-forma disclosures are not necessarily likely to be representative of the effects on reported net income for future years

RECENT ACCOUNTING PRONOUNCEMENTS

IQ Biometrix does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

IQ Biometrix's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception in July 2001, IQ Biometrix has accumulated losses aggregating $13,263,099, has a negative working capital of $2,478,431; and a stockholders' deficit of $2,385,591 as of June 30, 2004 all of which raise substantial doubt about IQ Biometrix's ability to continue as a going concern.

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

NOTE 3 - ACCRUED EXPENSES

Accrued expenses consisted of the following at June 30, 2004:

      Accrued interest                              $172,084
      Accrued insurance                                5,846
      Accrued payroll                                 16,342
      Accrued commissions                             30,000
      Acrrued taxes                                    5,001
                                                    --------
                                                    $229,273
                                                    ========

NOTE 4 - NOTE PAYABLE

In April and May, 2004, IQ Biometrix received a total of $50,000 respectively, for a 6% unsecured demand note payable from Greg J. Micek, a former officer and current director. In June 2004, IQ Biometrix received $50,000 for a 6% unsecured demand note payable from Forte Capital Partners, LLC, which is managed by Daniel McKelvey, a current board member. The total note balance at June 30, 2004 is $100,000.

NOTE 5 - CONVERTIBLE DEBENTURES

In August and September 2002, IQ Biometrix sold convertible debentures with a face value of $350,000 to various individuals. The debentures are convertible into shares of IQ Biometrix at the option of the holder at 80% of the average closing price as of date of conversion, with a minimum conversion amount of $.50 and a maximum conversion amount of $1.50 per share. The debentures accrue interest at 6% per annum and were due on August 1, 2003, but were not paid. The conversion price of the debentures is subject to adjustment at any time as the result of any subdivision, stock split, and combination of shares or recapitalization. Each debenture holder should have received 10,000 shares of common stock per $100,000 loaned as an origination fee. As of June 30, 2004, no shares have been issued.

In March, April, and May 2003, IQ Biometrix sold convertible debentures with a face value of $400,000 and warrants to acquire up to 1,600,000 shares of common stock to two investors. The debentures are convertible into shares of IQ Biometrix at $.20 per share at maturity or upon prepayment of at least 75% of the face amount at the option of the holder. The debentures are due on September 30, 2004 and accrue interest at 10% per annum payable at maturity. At the option of the holder, the interest can be paid in either cash or additional shares of common stock. Warrants exercisable for 400,000 shares of IQ Biometrix common stock were issued upon the closing of this transaction and additional warrants exercisable for 400,000 shares of IQ Biometrix common stock are issued every quarter until the debentures mature. The warrants are exercisable for a period of five years from the date of issuance. The conversion price of the debentures and exercise price of the warrants are subject to adjustment at any time as the result of any subdivision, stock split, and combination of shares or recapitalization.

In May and June 2003, IQ Biometrix sold convertible debentures with a face value of $400,000 and warrants exercisable for up to 320,000 shares of IQ Biometrix common stock to two individuals. The debentures are convertible into shares of IQ Biometrix at $.30 to $.50 per share at maturity or upon prepayment of at least 75% of the face amount at the option of the holder. The debentures are due on June 1, 2004 and accrue interest at 10% per annum payable at maturity. At the option of the holder, the interest can be paid in either cash or additional shares of common stock. The warrants are exercisable at $.50 per share for a period of five years from the date of issuance. The conversion price of the debentures and exercise price of the warrants are subject to adjustment at any time as the result of any subdivision, stock split, and combination of shares or recapitalization.

In September and October 2003, IQB issued its 6% convertible debentures due on September 18, 2004 in the aggregate principal amount of $500,000 and $200,000, respectively, to four accredited investors. Of these four investors, two were affiliated institutional funds. These debentures are convertible anytime at the option of the holder into IQ Biometrix common stock at $.64 per share. In addition, IQ Biometrix issued warrants to the holders of these debentures to purchase up to 1,093,750 shares of the common stock of IQ Biometrix at a per share exercise price of $1.25.

Under generally accepted accounting principles, IQ Biometrix is required to record the value of the beneficial conversion feature of these convertible debentures as a debt discount. In addition, the value of the warrants using the Black Scholes method is also recorded as a debt discount. The total debt discount recorded on the sales of convertible debentures during fiscal 2004 was approximately $700,000. This debt discount will be amortized and charged to interest expense over the terms of the respective debentures. In the event the investors convert the debentures prior to the maturity of the agreements then generally accepted accounting principles require IQ Biometrix to expense the unamortized balance of the debt discount in full.

Through June 30, 2004, approximately $1,179,000 has been recorded as non-cash interest expense on IQ Biometrix statement of operations relative to the amortization of debt discount on these convertible debentures. Going forward, IQ Biometrix will incur non-cash interest expense of approximately $183,000 through June 30, 2005.

Accrued and unpaid interest on these notes is approximately $172,000 at June 30, 2004.

NOTE 6 - CAPITAL STOCK

The total number of shares of capital stock which IQ Biometrix has the authority to issue is 60,000,000 shares. This included 10,000,000 shares of $.01 par value preferred stock and 50,000,000 share of $.01 par value common stock. The board of directors is authorized to create the preferred stock and designate the powers, preferences and rights of the preferred stock.

During fiscal 2004, IQ Biometrix issued 4,121,717 shares of its common stock to various non-employees for consulting services valued at $5,092,885. IQ Biometrix also issued 760,000 shares of stock valued at approximately 227,00 for stock payable from the June 2003 balance sheet, 189,637 shares valued at approximately $175,000 for accrued expenses and 71,111 valued at approximately $55,000 as payment for intangible property pertaining to our product . The stock was valued using the closing price of IQB's common stock on the date issued and expensed immediately because, in general, the consultants had fully performed the services. This is in accordance with EITF 00-18, Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees, which requires recognizing equity instruments when issued if no obligation to earn the equity instrument exists.

During fiscal 2004, consultants exercised options to purchase 652,840 shares of common stock. IQ Biometrix received proceeds of $69,700.

NOTE 7 - STOCK OPTIONS AND WARRANTS

IQ Biometrix's 2001 Stock Option Plan provides for the grant of both qualified and non-qualified stock options to directors, employees and consultants. The option grants are administered by the Board of Directors, who has substantial discretion to determine which persons, amounts, time, price, exercise terms, and restrictions, if any.

The following table summarizes stock option activity:

Outstanding July 1, 2002                                              2,310,162
Granted                                                               1,855,000
Canceled or expired                                                     (58,320)
Exercised                                                              (103,000)
                                                                     ----------
Outstanding June 30, 2003                                             4,003,842
                                                                     ==========

Exercisable June 30, 2003                                             2,738,871
                                                                     ==========

Weighted average option price of options
granted during the year                                              $     0.32
                                                                     ==========

Average remaining years of contractual life                                   3
                                                                     ==========

Outstanding July 1, 2003                                              4,003,842
Granted                                                                 991,500
Canceled or expired                                                  (1,502,573)
Exercised                                                              (582,840)
                                                                     ----------
Outstanding June 30, 2004                                             2,909,929
                                                                     ==========

Exercisable June 30, 2004                                             1,741,089
                                                                     ==========

Weighted average option price of options
granted during the year                                              $     1.30
                                                                     ==========

Average remaining years of contractual life                                   4
                                                                     ==========

Included in the 991,500 options issued during fiscal 2004 were 541,500 options issued to third party consultants. During fiscal 2004, IQ Biometrix expensed $409,033 related to the fair value of the options issued to these consultants. The fair value was determined using the Black Scholes pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, expected dividend payments and the risk-free interest rate over the expected life of the option. The dividend yield was zero. The expected volatility ranged from 130% to 212% and was based on the historic stock prices. The risk-free interest rate was the rate available on zero coupon U.S. government issues with a term equal to the remaining term for each grant. The risk-free rate ranged from 1.5% to 3.5% in 2004. The expected life of the options was estimated to be between two and five years.

The following table summarizes stock warrant activity:

Outstanding July 1, 2002                                  --
Granted                                            1,720,000
Canceled or expired                                       --
Exercised                                                 --
                                                  ----------
Outstanding June 30, 2003                          1,720,000
                                                  ==========

Exercisable June 30, 2003                          1,720,000
                                                  ==========

Weighted average exercise price                   $     0.72
                                                  ==========

Outstanding July 1, 2003                           1,720,000
Granted                                            1,881,200
Canceled or expired                               (1,000,000)
Exercised                                            (70,000)
                                                  ----------
Outstanding June 30, 2004                          2,531,200
                                                  ==========

Exercisable June 30, 2004                          2,531,200
                                                  ==========

Weighted average exercise price                   $     0.53
                                                  ==========

In September 2003, IQ Biometrix issued warrants exercisable for 400,000 shares of IQB's common stock to investors in connection with a sale of convertible debentures in the amount of $500,000. IQ Biometrix valued these warrants using the Black Scholes pricing model and will amortize the cost of the warrants over the term of the debentures and will include these costs as part of the debt discount. There was also a grant of 51,200 warrants to a third party as a finder's fee for the financing. IQ Biometrix valued these warrants using the Black Scholes pricing model and expensed the cost in the quarter ended September 30, 2003.

In October 2003, IQ Biometrix issued warrants exercisable for 160,000 shares of IQB's common stock to investors in connection with a sale of convertible debentures in the amount of $200,000. IQ Biometrix valued these warrants using the Black Scholes pricing model and will amortize the cost of the warrants over the term of the debentures and will include these costs as part of the debt discount.

In April 2003, IQ Biometrix issued 400,000 warrants to investors in connection with a sale of convertible debentures in the amount of $400,000. Additional warrants of 1,200,000 as part of the origination fee related to this debenture have accrued. IQ Biometrix valued these warrants using the Black Scholes pricing model and will amortize the cost of the warrants over the term of the debentures and will include these costs as part of the debt discount.

The fair value of the warrants was determined using the Black Scholes pricing model, which values warrants based on the stock price at the grant date, the expected life of the warrant, the estimated volatility of the stock, expected dividend payments and the risk-free interest rate over the expected life of the option. The dividend yield was zero in 2004 and 2003. The expected volatility was based on IQB's historic stock prices. The expected volatility ranged from 130% to 212% for all warrants issued in 2004. The risk-free interest rate was the rate available on zero coupon U.S. government issues with a term equal to the remaining term for each grant. The risk-free rate ranged from 1.5% to 3.5% in 2004 and the expected life of the warrants was estimated to be between two and five years.

NOTE 8 - INCOME TAXES

Income taxes are not due since IQ Biometrix has incurred a loss since inception. IQ Biometrix has deductible net operating losses of approximately $5,400,000 at June 30, 2004. These expire 20 years after incurred.

Components of deferred tax assets and liabilities at June 30, 2004 are as follows:

Deferred tax asset                               $ 1,800,000
Valuation allowance                               (1,800,000)
                                                 -----------
   Net deferred tax asset                        $        --
                                                 ===========

IQ Biometrix has recorded a full valuation allowance against its deferred tax asset since it believes it is more likely than not that such deferred tax asset will not be realized. The valuation allowance for deferred tax assets as of June 30, 2004 is approximately $1,800,000. The net change in the total valuation allowance for the years ended June 30, 2004 and 2003 was an increase of $906,000 and $588,000, respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

IQ Biometrix signed an office space lease effective February 1, 2004 and expiring January 31, 2005. The rent amount is $935 per month. During the year ended June 30, 2004, rent expense was $11,220 and for the year ended June 30, 2003 it was $91,808. The current lease expires in December 2004, and due to the pending merger, the lease has not been extended.

IQ Biometrix has a commitment to issue stock valued at approximately $247,000 in its liabilities at June 30, 2004 for consultants. These shares were issued subsequent to year end as payment for services performed in fiscal 2004.

The company is currently named in a lawsuit with a former director seeking damages estimated at $75,000. IQ Biometrix is vigorously defending itself in this matter.

NOTE 10 - RELATED PARTY TRANSACTIONS

In May and June 2004, IQB issued short term notes to Greg J. Micek, a member of the board of directors, and Forte Capital Partners, LLC, whose managing partner is Daniel McKelvey also a member of IQB's board of directors. The loans were for working capital needs and made in the normal course of business with an annual interest rate of 6% and are due at the end of July 2004. In July 2004, Mr. Micek assigned his loan to an individual investor. In July and August, IQB issued a convertible debenture for $225,000 to an individual investor ($75,000) and Forte Capital Partners, LLC ($150,000). The short term note from Forte Capital Partners ($50,000), LLC, was rolled into this note. This debenture carries a 10% annual interest rate and is convertible on the same terms as the next round of financing. Warrants were issued to both parties in conjunction with this debenture.

NOTE 11 - SUBSEQUENT EVENTS

Subsequent to June 30, 2004, IQ Biometrix issued 596,867 shares of its common stock to various consultants. IQ Biometrix recorded $503,377 in expense based on the closing price of the stock on the date issued.

In July and August, IQB issued a convertible debenture for $225,000 to an individual investor ($75,000) and Forte Capital Partners, LLC ($150,000). A short term note from Forte Capital Partners ($50,000), LLC, was rolled into this note. This debenture carries a 10% annual interest rate and is convertible on the same terms as the next round of financing. Warrants were issued to both parties in conjunction with this debenture.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, IQ Biometrix, Inc. has duly caused this annual report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

September 30, 2004                              IQ BIOMETRIX, INC.


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

Name                              Title                              Date

/s/ William Scigliano       Chief Executive Officer           September 30, 2004
----------------------      (Principal Executive Officer)
William Scigliano

/s/ Greg  J. Micek          Director                          September 30, 2004
----------------------
Greg J. Micek

/s/ Daniel P. McKelvey      Director                          September 30, 2004
----------------------
Daniel P. McKelvey

/s/ Michael Walsh           Chief Financial Officer,          September 30, 2004
----------------------      Treasurer & Controller
Michael Walsh               (Principal Financial Officer
                            and Principal Accounting
                            Officer)