Form 10QSB
period 2004-09-30
IQ BIOMETRIX INC
filed 2004-11-15
CIK 1051902

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

        |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

       |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

                         For the transition period from

                        Commission file number 000-24001

                               IQ BIOMETRIX, INC.


        (Exact name of small business issuer as specified in its charter)



                   Delaware                            76-0552098
         ------------------------------               ------------
        (State or other jurisdiction of              (IRS Employer
         incorporation or organization)            Identification No.)


         39111 Paseo Padre Parkway, Suite 304, Fremont, California 94538
                    (Address of principal executive offices)

                                 (510) 795-2900
                           (Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 10, 2004 the registrant had 26,741,097 shares of its common stock outstanding.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                               FORM 10-QSB REPORT

                               September 30, 2004

                                                                           PAGE
PART I - FINANCIAL INFORMATION
   Item  1.  Interim  condensed  financial  statements (unaudited)           3
     Consolidated Balance Sheet  September 30, 2004                          3
     Consolidated  Statement of Operations for the three months
       ended September 30, 2004 and 2003                                     4
     Consolidated Statement of Cash Flows for the three
        months ended September 30, 2004 and 2003                             5
     Notes to Interim Financial Statements                                   6

   Item 2. Management's Discussion and Analysis or Plan of Operation         7
   Item 3. Controls and Procedures                                          21

PART II - OTHER INFORMATION
   Item 1 Legal Proceedings                                                 22
   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds      22
   Item 6. Exhibits                                                         22

SIGNATURES

                          PART I. FINANCIAL STATEMENTS

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               IQ BIOMETRIX, INC.
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

                                     ASSETS
  Current assets
    Cash                                                           $     53,907
    Accounts receivable, net of
     allowance for doubtful accounts of $6,000                           21,587
    Inventory                                                               615
    Prepaid expenses                                                     14,185
    Note receivable                                                          --
                                                                   ------------
       Total current assets                                              90,294

  Equipment, net of $10,357 of accumulated depreciation                   4,110

  Intellectual property, net of
   $125,401 accumulated amortization                                     73,415
                                                                   ------------

    Total assets                                                   $    167,819
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
  Current liabilities
    Convertible notes payable to investors, net                    $  1,341,666
    Short term note payable                                             150,982
    Accounts payable                                                    424,006
    Committed stock                                                     102,000
    Accrued expenses                                                    202,263
    Deferred Revenue                                                     50,000
                                                                   ------------
         Total current liabilities                                    2,270,917
                                                                   ------------

  Commitments and contingencies

Stockholders' Deficit:
  Preferred stock, $.01 par value; 10,000,000
   shares authorized, none issued Common stock,
   $.01 par value; 50,000,000 shares authorized;
   26,286,182 shares issued and oustanding                              262,862
  Additional paid-in capital                                         11,912,598
  Accumulated deficit                                               (14,278,558)
                                                                   ------------
    Stockholders' deficit                                            (2,103,098)
                                                                   ------------

    Total liabilities and stockholders' equity                     $    167,819
                                                                   ============

                               IQ BIOMETRIX, INC.
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

                                                     2004              2003
                                                 ------------      ------------

Revenue - software sales                         $     52,160      $     83,095

Operating expenses
     Cost of sales                                      5,273             8,334
     Selling expense                                   86,274           148,694
     General and administrative                       673,215         1,503,352
     Research and development                           7,100            88,968
     Interest, net                                    280,443           260,267
     Depreciation and amortization                     15,314             7,668
                                                 ------------      ------------
        Total operating expenses                    1,067,619         2,017,283

                                                 ------------      ------------
Net Loss                                         $ (1,015,459)     $ (1,934,188)
                                                 ============      ============

Basic and Diluted loss per share                 $      (0.04)     $      (0.10)
Weighted average shares
     outstanding                                   25,246,699        19,691,930


                                IQ BIOMETRIX, INC
                             STATEMENT OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

                                                            2004            2003
                                                         -----------    -----------
OPERATING ACTIVITIES:

Net loss                                                 $(1,015,459)   $(1,934,188)

Adjustments to reconcile net loss to
  net cash used in operating activities
    Depreciation and amortization                             15,314          7,668
    Option and expense                                        50,806             --
    Common stock issued for services                         373,227      1,636,514
    Amortization of debt discount                            220,049        244,426
     Changes in assets and liabilities:
        Accounts receivable                                   (1,332)       (39,831)
        Prepaid expenses                                      50,851        (13,027)
        Inventory                                                413         (6,680)
        Accrued liabilities                                    2,990        (27,815)
        Deferred revenue                                      50,000             --
        Accounts payable                                      95,188        (10,852)
                                                         -----------    -----------
Net cash used by operating activities                       (157,953)      (143,785)
                                                         -----------    -----------

 Investing activities
        Receipt from NSS                                          --         50,000
                                                         -----------    -----------
Net cash provided by investing activities                         --         50,000
                                                         -----------    -----------

Financing activities
        Proceeds from exercise of options                     30,000         30,000
        Proceeds from new convertible notes payable               --        500,000
        Proceeds from short term notes payable               175,000             --
                                                         -----------    -----------
Net cash provided by financing activities                    205,000        530,000
                                                         -----------    -----------

Net increase (decrease) in cash                               47,047        436,215

Cash, beginning of period                                      6,860         97,681
                                                         -----------    -----------

Cash, end of period                                      $    53,907    $   533,896
                                                         ===========    ===========

Non-cash:
    Stock for convertible debenture and interest         $   530,000    $        --
    Warrant exercise for retirement of short term note   $    50,000    $        --
    Stock issued for commited stock                      $   144,854


                               IQ BIOMETRIX, INC.

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of IQ Biometrix, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in IQ Biometrix's 2004 Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2004 as reported in the 10-KSB have been omitted.

STOCK BASED COMPENSATION:

The Company accounts for its employee stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. The Company did not grant any options to purchase common stock to employees in the three months ending September 30, 2004, and therefore no expense was recorded under the intrinsic value method for the three months ending September 30, 2004.

Third party consultants were issued options to purchase 60,000 shares of stock with a five year life and exercise price of $0.92 per share. Total non-cash expense of $50,806 based on fair value using the Black Scholes method was recorded as of September 30, 2004.

NOTE 2 - CONVERTIBLE NOTES PAYABLE


In the quarter ending September 30, 2004, IQ Biometrix received $175,000 for an unsecured convertible promissory note bearing interest of 10% per annum, and due on December 31, 2004. The note had 450,000 warrants attached resulting in a discount of $119,067. The discount will be amortized over the life of the note. As of September 30, 2004, $45,049 was charged to interest expense. The note is convertible into common stock if IQ Biometrix raises $1,500,000 from an offering of common stock. The conversion rate will be equivalent to the average per share price of the offering.

NOTE 3 - STOCK ISSUANCES

During the three month period ended September 30, 2004, IQ Biometrix issued 160,000 shares of common stock in connection with a warrant exercise with a value of $80,000. Payment was for $30,000 in cash and retirement of a $50,000 short term note.

During the three month period ended September 30, 2004, IQ Biometrix issued 596,867 shares to consultants for corporate development, marketing, investment banking, legal services, investor relations and sales support services valued at approximately $518,072.

During the three month period ended September 30, 2004, IQ Biometrix issued 828,125 shares in connection with the conversion of two convertible debentures which included the principal and accrued interest valued at $530,000.

NOTE 4 - SUBSEQUENT EVENTS:

In October, the Company borrowed an additional $30,000 from Forte Capital Partners, LLC, on the debenture initiated in July 2004, which carries a 10% annual interest rate and is convertible on the same terms as the next round of financing. Warrants were issued in conjunction with this debenture. This loan will be used to help with short term cash needs and matures on March 31, 2005.

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

OVERVIEW

IQB is a provider of facial composite software to federal, state and local law enforcement agencies in the U.S. and worldwide. IQB's headquarters are located at 39111 Paseo Padre Parkway, Suite 304, Fremont, CA 94538. IQB's telephone number is (510) 795-2900. IQB's web site is http://www.iqbiometrix.com. Information contained in IQB's web site shall not be deemed to be a part of this quarterly report.

During the quarter ended September 30, 2004 we derived nearly two thirds of our revenues from sales of our FACES(TM) 4.0 product. In July, 2004, we launched FACES(TM) EDU, a classroom version of our composite image software. FACES (TM) EDU is intended primarily to support middle and high school science subjects and give students hands-on experience in interviewing witnesses and developing electronic composites. FACES (TM) EDU has lower pricing and more limited features than our foundation product, FACES (TM) product for law enforcement. In September 2004, IQB entered into a contract with Wards Natural Science, a division of VWR International, a worldwide provider of integrated law enforcement and security solutions. The contract launches a joint initiative to develop forensic kits based on FACES EDU technology, designed for the education industry. The products will be marketed and sold through Ward's sales channels including an existing client base of more than 1,400,000 teachers. Revenues to date have been derived from a diverse customer base sold mainly in units of 1 to
25. During the quarter no customer was responsible for more than 6% of recognized revenues.

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

Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support, as well as costs associated with promotional activities and travel expenses. We intend to expand our sales and marketing operations and efforts for our products, both domestically and internationally, in order to increase market awareness and to generate increased sales of our products. Although, we cannot be certain that any increased expenditures will result in higher revenues, we believe that continued investment in sales and marketing is critical to our success and expect these expenses to increase in absolute dollars in the future and as a percent of revenue.

General and administrative expense consists primarily of salaries and related expenses for executive, finance, accounting, information technology, facilities, and human resources personnel. We expect that these expenses will stabilize in the next six to twelve months as we meet our immediate staffing needs.

Research and development expense consists primarily of salaries and related personnel expense, fees paid to consultants and outside service providers, and other expenses related to the design, development, testing and enhancement of our products. We are beginning the planning and development process for the next generation of our FACES (TM) product. We also continue to seek other products and intellectual property that could be used to enhance our current product and/or product line. We expense our research and development costs as they are incurred. We believe that a significant level of investment for product research and development is required to remain competitive.

On April 15, 2004, IQB and Wherify Wireless, Inc. jointly announced the signing of a definitive agreement under which IQB and Wherify would merge. Under the proposed transaction, IQB is currently expected to issue to Wherify shareholders approximately 34.6 million newly issued shares of IQB common stock and the shareholders of Wherify are currently expected to hold approximately 80% of the combined company. The proposed transaction has been unanimously approved by our board of directors and is subject to certain terms and conditions, including approval by both the stockholders of IQB and the shareholders of Wherify. Assuming completion of the transaction, for every share of Wherify capital stock held as of the record date, each Wherify stockholder is currently expected to receive approximately 5.1 shares of IQB common stock. If either party terminates the proposed merger under circumstances specified in the merger agreement the terminating party will be required to pay the other party a termination fee of $500,000.

RESULTS OF OPERATIONS

Revenues decreased 37% to $52,160 for the three months ended September 30, 2004 from $83,095 for the three months ended September 30, 2003. Revenues decreased in the relevant period primarily because of reduced marketing efforts in the three months ended September 30, 2004 as compared to the same period of 2003 when the product was initially released. Approximately 59% of the revenue for the three months ended September 30, 2004 was from the sales of FACES 4.0 LE, 38% from the sales of FACES 4.0 EDU and 3% coming from the sales of FACES 3.0. As of September 30, 2004 approximately 52% of our revenues were derived from sales to new customers, 35% to resellers and 13% were sales to current customers. During the quarter IQB entered into a contract with Wards Natural Science in which Wards purchased $100,000 of FACES EDU licenses. None of the revenue was recognized in this quarter, IQB began shipping product to Wards in early October and expects to recognize most if not all of this revenue in the second fiscal quarter ended December 31, 2004.

Gross margin remained the same at 90% for the three months ended September 30, 2004 and 2003.

Sales and marketing expense decreased 42% to $86,274 for the three months ended September 30, 2004 from $148,694 for the three months ended September 30, 2003. The decrease was primarily due to reduced promotions and marketing spending compared to the first quarter of 2004, which were incurred in conjunction with the release of FACES 4.0, and the reduction of one in the sales staff. Of the expenses incurred in the three months ended September 30, 2004, approximately $31,000 was paid with common stock.

General and administrative expense decreased 55% to $673,215 for the three months ended September 30, 2004 from $1,503,352 for the three months ended September 30, 2003. The decreased spending for the three month period ending September 30, 2004 came mainly from decreasing investment banking and business consulting fees by $434,000 to $84,000 due to cutbacks in services required and the lower stock price for shares issued as payment, reduced legal and audit fees by $147,000 to $297,000 mainly due to the reduction in services required for intellectual property protection and filing services, and personnel and consulting expenses by $180,000 to $119,000 due to reductions in consultants and the lower stock price for shares issued as payment. These expenses relate to the Company's search for additional sources of capital, partnering or acquisition opportunities and maintaining the corporate infrastructure needed in a public company. Approximately $447,000 of general and administrative expenses was paid in the form of shares of our common stock.

Research and development expense decreased 92% to $7,100 for the three months ended September 30, 2004 from $88,968 for the three months ended September 30, 2003. The decrease in research and development costs was primarily a result of the Company's decision to delay the planning and development of our next generation software and as well as delayed researching products and intellectual property for potential partnering opportunities, pending the consummation of the merger with Wherify Wireless, Inc. We anticipate research and development expenses for the development of our next generation product to start increasing as the Company initiates the planning and development process in the next few months.

Interest expense increased 8% to $280,443 for the three months ended September 30, 2004 from $260,267 for the three months ended September 30, 2004. The increase is related to the interest accrued on the debt of $1,342,000 compared to $794,000 at September 30, 2004 and 2003, respectively and the amortization of the debt discounts related to this debt in the three months ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, we had cash and cash equivalents of approximately $54,000. Net cash used in operations was approximately $158,000 for the three months ended September 30, 2004 compared with approximately $144,000 for the three months ended September 30, 2003. The cash used by operations was made up of the net loss of approximately $1,015,459 primarily offset by non cash expenses of approximately $804,000 consisting of option and warrant expenses of approximately $51,000, stock issued for services of approximately $518,000, amortization of debt discount of approximately $220,000 and depreciation and amortization expense of approximately $15,000. The remaining offset was primarily related to deferred revenue of $50,000 from the sales to Wards.

Net cash provided by financing activities was $205,000 and $530,000 for the three months ended September 30, 2004 and 2003 respectively. Both periods contained option/warrant exercises of $30,000, the balance was made up of short term convertible debentures in 2004 and long term convertible debentures in 2003.

From our inception, we have financed our operations primarily through private sales of common stock and convertible debentures. We have negative working capital totaling $2,180,623 which consists primarily of $1,492,648 of convertible investor notes, both long term $1,341,666 and short term $150,982, which is net of debt discounts (for price discounts and warrant issuances) totaling approximately $82,400 and is exclusive of accrued interest of approximately $176,000.

There is a "Going Concern" reservation in our auditor's opinion for the year ended June 30, 2004. In the future, in order to address our liquidity issues, we will seek additional debt or equity financing. At September 30, 2004 we had cash of $53,907, accounts payable of $424,000, and accrued liabilities, excluding interest of $27,000.

All of the convertible notes will become due and payable the earlier of the completion of the merger or by March 31, 2005. We have no assurances that these notes will be converted into common stock per the terms of the debentures. We currently have no borrowings available to us under any credit arrangement, and we will look for additional debt and equity financings should cash provided from operations be insufficient to support our debt obligations and our ongoing operations of the business. Adequate funds may not be available on terms acceptable to us. If additional funds are raised through the issuance of equity securities, dilution to existing stockholders may result. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our financial position, results of operations and cash flows. The Company has no material commitments for capital expenditures and there are no anticipated material capital expenditures that are reasonably expected to have a material impact on the Company.

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

RECENT EVENTS

In October, the Company borrowed an additional $30,000 from Forte Capital Partners, LLC, pursuant to a convertible debenture that carries a 10% annual interest rate and is convertible on the same terms as the next round of financing. Warrants were issued in conjunction with this debenture. This loan will be used to help with short term cash needs and matures on March 31, 2005.

The Company has extended the due dates on all of its convertible debentures to the earlier of completion of the proposed merger with Wherify Wireless or March 31, 2005.

CRITICAL ACCOUNTING POLICIES

INTANGIBLE ASSETS

Our intangible assets consist of a customer list acquired in the JVWEB / IQ Biometrix acquisition in March 2002 and purchased software code. We recorded the cost of the software and amortize the cost over the estimated useful life of 3 years. We review the value of our intangible assets quarterly and determine its value. At September 30, 2004 we had a net carrying value for our intangible assets of $73,415.

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

RISK FACTORS

RISKS RELATED TO OUR FINANCIAL RESULTS

WE CURRENTLY LACK LIQUIDITY AND WE WILL NEED TO RAISE ADDITIONAL EQUITY OR DEBT FINANCING TO FUND OUR OPERATIONS.

To date, we have had no meaningful revenues and there is a "Going Concern" reservation in our auditor's opinion for the year ended June 30, 2004. We have heretofore financed our business through the procurement of capital investments. At September 30, 2004, we had cash, cash equivalents and short-term investments of $53,907; our accounts payable were $424,006 and we had accrued expenses of $202,263. In the future, in order to address our liquidity issues, we will seek additional debt or equity financing. We currently do not have any credit arrangements. We may not be able to obtain additional debt or equity financing. If successful in raising additional financing, we may not be able to do so on terms that are not excessively dilative to existing stockholders or less costly than existing sources of financing. Failure to secure additional financing in a timely manner and on favorable terms in the future could have a material adverse impact on our financial performance and stock price and require us to implement certain cost reduction initiatives and curtail our operations.

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

WE HAVE A HISTORY OF LOSSES AND DO NOT KNOW WHEN WE MAY BECOME PROFITABLE OR IF WE DO BECOME PROFITABLE WHETHER WE CAN SUSTAIN PROFITABILITY.

We have incurred net losses of $14,278,558 since inception. As of September 30, 2004, we had an accumulated stockholder deficit of $2,103,098 and we expect to continue to incur net losses for the foreseeable future. We also expect to incur significant sales and marketing and general and administrative expenses. As a result, we will need to generate increased revenues to achieve profitability which we may be unable to do. To increase our revenues, we must increase sales of our existing products and introduce new products that we have either developed internally or acquired through other arrangements. While we believe we can grow our revenues from our existing product through internal actions, the rate of growth will most likely not allow us to achieve our breakeven quarterly revenue level in a timely manner. Therefore, we continue to evaluate business combinations and partnering arrangements in our core business areas that would improve our market share position, increase our revenue, improve on our net loss position and accelerate our ability to reach profitability. On April 15, 2004, IQB and Wherify Wireless, Inc. jointly announced the signing of a definitive agreement under which IQB and Wherify would merge. Under the proposed transaction, IQB is currently expected to issue approximately 34.6 million (based on IQB effecting a 1 for 4 reverse stock split) newly issued common stock of IQB and the shareholders of Wherify is currently expected to hold approximately 80% of the combined company. The proposed transaction has been unanimously approved by our board of directors and is subject to certain terms and conditions, including approval by both the stockholders of IQB and the shareholders of Wherify. Even if our merger with Wherify is completed or if we complete an acquisition or enter into a partnering relationship that we believe would improve our financial results, actual financial results could differ and we could continue to incur net losses. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

                            RISKS RELATED THE MERGER

WHILE IQB'S SHARE PRICE HAS BEEN VOLATILE IN RECENT PERIODS, THE MERGER EXCHANGE RATIO IS FIXED AND NO ADJUSTMENT TO THE EXCHANGE RATIO WILL BE MADE AS A RESULT OF FLUCTUATIONS IN THE MARKET PRICES OF IQB'S COMMON STOCK.

IQB's share price has been volatile in the past and may continue to be volatile in the future. In fiscal 2004, the closing price of IQB common stock ranged from $2.43 to $.93. Upon completion of the merger, each share of Wherify capital stock will be converted into the right to receive approximately 5.1 shares of IQB common stock. The exchange ratio will not change even if the market price of the IQB common stock fluctuates. In addition, neither party may withdraw from the merger or resolicit the vote of its stockholders solely because of changes in the market price of IQB common stock. Any reduction in IQB's share price will result in Wherify stockholders receiving less current value in the merger at closing. Conversely, any increase in IQB's share price will result in Wherify stockholders receiving more current value in the merger at closing. The specific dollar value of IQB common stock that Wherify stockholders will receive upon completion of the merger will depend on the market value of IQB common stock at that time.

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

We have various abilities and obligations to issue additional shares of common stock in the future. These abilities and obligations include the following:

      * Approximately 1,002,000 registered shares of our common stock are available as of October 31, 2004 for issuance to outside consultants to compensate them for services provided;

      * Options to purchase approximately 2,936,000 shares of our common stock were outstanding as of October 31, 2004;

      * Warrants to purchase approximately 2,957,450 shares of common stock were outstanding as of October 31, 2004; and

      * Debentures, convertible into 4,663,368 shares of common stock had been issued as of October 31, 2004.

The options and warrants described above permit the holders to purchase shares of common stock at specified prices. These purchase prices may be less than the then current market price of our common stock. Any shares of common stock issued pursuant to these options or warrants (or the convertible debentures described above) would further dilute the percentage ownership of existing stockholders. The terms on which we could obtain additional capital during the life of these options, warrants or convertible debentures may be adversely affected because of such potential dilution. In addition, we have solicited the consent of our stockholders to a one-for-four reverse stock split (the "Reverse Split"). Upon effectiveness of the Reverse Split, the number of authorized shares of common stock that are not issued or outstanding would increase from approximately 14.7 million shares to approximately 41 million shares. We will continue to have 10,000,000 authorized but unissued shares of preferred stock. Authorized but unissued shares will be available for issuance, and we may issue additional shares in the future other than as listed above. There are no preemptive rights in connection with our common stock. Thus, the percentage ownership of existing stockholders may be diluted if we issue additional shares in the future. For issuances of shares and grants of options to consultants, our Board of Directors will determine the timing and size of the issuances and grants, and the consideration or services required thereof. Our Board of Directors intends to use its reasonable business judgment to fulfill its fiduciary obligations to our then existing stockholders in connection with any such issuance or grant. Nonetheless, future issuances of additional shares could cause immediate and substantial dilution to the net tangible book value of shares of common stock issued and outstanding immediately before such transaction. Any future decrease in the net tangible book value of such issued and outstanding shares could materially and adversely affect the market value of the shares.

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

ITEM 3.  CONTROLS AND PROCEDURES

In accordance with the Securities and Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2004, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

IQB is involved in pending litigation in the Superior Court for the County of Fresno. The complaint in the matter was filed on June 22, 2004. The principal parties are IQB and Nicholas Cornacchia. The complaint alleges that IQB prematurely terminated a written consulting agreement with Mr. Cornacchia. The complaint seeks to recover sums which Mr. Cornacchia allegedly would have received but for the alleged premature termination.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

In July, August and October 2004, IQB entered into a private placement offering pursuant to which it issued 10% convertible debentures in the aggregate face amount of $205,000 that matures on March 31, 2005 to two accredited investors. Principal and interest under the debentures are convertible at any time on or prior to maturity at the option of the holder into shares of our common stock at a price to be determined by the next round of financing. In connection with this offering we issued warrants to purchase 510,000 shares of our common stock, at a per share exercise price of $0.50. The warrants are exercisable from the date of issuance and expire in July, August and October 2009. These debentures and warrants were issued pursuant to the exemptions under sections 4(2) and 4(6) of the Securities Act of 1933.

ITEM 6. EXHIBITS

EXHIBIT NO. DESCRIPTION

10.43 10% Secured Convertible Debenture, updated October 2004, between IQB and John Micek, Jr. and Forte Capital Partners, LLC.

10.44 Warrant to Purchase Common Stock Issued to Forte Capital Partners, LLC dated July 2004.

10.45 Warrant to Purchase Common Stock Issued to John Micek, Jr. dated July
2004.

10.47 Warrant to Purchase Common Stock Issued to Forte Capital Partners, LLC dated August 2004.

10.48 Warrant to Purchase Common Stock Issued to John Micek, Jr. dated August 2004.

10.49 Warrant to Purchase Common Stock Issued to Forte Capital Partners, LLC dated October 2004.

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

                               IQ BIOMETRIX, INC.
                                  (Registrant)


Date November 15, 2004                     /s/ William Scigliano
                                           ----------------------------
                                           President & CEO

Date November 15, 2004                     /s/ Michael Walsh
                                           ----------------------------
                                           Chief Financial Officer