Form 10QSB
period 2004-12-31
IQ BIOMETRIX INC
filed 2005-02-10
CIK 1051902

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

        |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 31, 2005 the registrant had 6,863,211 shares of its common stock outstanding.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                               FORM 10-QSB REPORT

                                December 31, 2004

                                                                            PAGE
PART I - FINANCIAL INFORMATION
   Item  1.  Interim  condensed financial  statements (unaudited)             3
     Balance Sheet December 31, 2004                                          3
     Statement of Operations for the three and six
       months ended December 31, 2004 and 2003                                4
     Statement of Cash Flows for the six
        months ended December 31, 2004 and 2003                               5
     Notes to Interim Financial Statements                                    6

   Item 2. Management's Discussion and Analysis or Plan of Operation          7
   Item 3. Controls and Procedures                                           22

PART II - OTHER INFORMATION
   Item 1 Legal Proceedings                                                  23
   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds       23
   Item 6. Exhibits                                                          23

SIGNATURES

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS (UNAUDITED)

                               IQ BIOMETRIX, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 2004
                                   (UNAUDITED)

  Current assets
     Cash                                                                      $  1,146,566
     Accounts receivable, net of allowance for doubtful accounts of $6,000           36,142
     Inventory                                                                       10,253
     Prepaid expenses                                                                 5,352
                                                                               ------------
         Total current assets                                                     1,198,313

  Equipment, net of $11,408 of accumulated depreciation                               3,059

  Intellectual property, net of $136,068 accumulated amortization                    64,750
                                                                               ------------

     Total assets                                                              $  1,266,122
                                                                               ============

                   LIABILITIES AND STOCKHOLDERS' DEFICIT
  Current liabilities
     Convertible notes payable to investors, net                               $  2,550,000
     Short term note payable                                                        349,204
     Accounts payable                                                               252,773
     Stock payable                                                                  150,000
     Accrued expenses                                                               287,820
                                                                               ------------
          Total current liabilities                                               3,589,797
                                                                               ------------

  Commitments and contingencies

Stockholders' Deficit:
  Preferred stock, $.01 par value; 10,000,000 shares authorized, none issued
     Common stock, $.01 par value; 50,000,000 shares authorized;
     6,823,029 shares issued and oustanding                                          68,231
  Additional paid-in capital                                                     12,832,463
  Accumulated deficit                                                           (15,224,369)
                                                                               ------------
     Stockholders' deficit                                                       (2,323,675)
                                                                               ------------

     Total liabilities and stockholders' equity                                $  1,266,122
                                                                               ============

                               IQ BIOMETRIX, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            For the three                 For the six
                                            months ended                  months ended
                                            December 31,                  December 31,
                                         2004           2003           2004          2003
                                     -----------    -----------    -----------    -----------
Revenue - software sales             $   161,353    $    55,253    $   213,513    $   138,348

Operating expenses
     Cost of sales                        (1,426)        36,014          3,846         51,082
     Selling expense                      87,288         32,120        173,563        180,814
     General and administrative          869,092        868,684      1,542,307      2,300,514
     Research and development              7,100         61,200         14,200        150,168
     Interest, net                       123,391        408,381        403,834        734,489
     Impairment                               --         20,042             --         20,042
     Depreciation and amortization        11,719          1,053         27,033          7,668
                                     -----------    -----------    -----------    -----------
        Total operating expenses       1,097,164      1,427,494      2,164,783      3,444,777
                                     -----------    -----------    -----------    -----------
Net Loss                             $  (935,811)   $(1,372,241)   $(1,951,270)   $(3,306,429)
                                     ===========    ===========    ===========    ===========

Basic and Diluted loss per share     $     (0.14)   $     (0.26)   $     (0.30)   $     (0.65)
Weighted average
 shares outstanding                     6,675,079      5,293,052      6,493,374      5,048,258

                                IQ BIOMETRIX, INC
                             STATEMENT OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                   (Unaudited)

                                                            2004           2003
                                                         -----------    -----------
OPERATING ACTIVITIES:
Net loss                                                 $(1,951,270)   $(3,306,429)

Adjustments to reconcile net loss to
  net cash used in operating activities
    Depreciation and amortization                             27,033         37,123
    Option and warrant expense                                50,806             --
    Common stock issued for services                       1,026,610      2,382,431
    Common stock issued for debt                             190,962
    Amortization of debt discount                            309,643        595,935
     Changes in assets and liabilities:
        Accounts receivable                                  (15,887)       (39,662)
        Prepaid expenses                                      59,684         18,808
        Inventory                                             (9,226)        (5,180)
        Committed stock                                      (96,851)            --
        Accounts payable and Accrued liabilities              27,164       (227,119)
                                                         -----------    -----------
Net cash used by operating activities                       (572,294)      (353,131)
                                                         -----------    -----------

 Investing activities
        Purchase of fixed assets                                  --         (1,845)
        Receipt from NSS                                          --         50,000
                                                         -----------    -----------
Net cash provided by investing activities                         --         48,155
                                                         -----------    -----------

Financing activities
        Proceeds from exercise of warrants                    30,000             --
        Proceeds from exercise of options                     77,000         31,700
        Proceeds from new convertible notes payable               --        600,000
        Conversion of notes payable                               --        (50,000)
        Proceeds from short term notes payable             1,605,000             --
                                                         -----------    -----------
Net cash provided by financing activities                  1,712,000        581,700
                                                         -----------    -----------

Net increase in cash                                       1,139,706        276,724

Cash, beginning of period                                      6,860         97,681
                                                         -----------    -----------

Cash, end of period                                      $ 1,146,566    $   374,405
                                                         ===========    ===========

Non-cash:
    Stock for convertible debenture and interest         $   637,000    $        --
    Warrant exercise for retirement of short term note   $    50,000    $        --
    Stock issued for conversion of account payable       $     7,600    $        --

                               IQ BIOMETRIX, INC.

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of IQ Biometrix, Inc. (IQ Biometrix) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in IQ Biometrix's 2004 Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2004 as reported in the 10-KSB have been omitted.

STOCK BASED COMPENSATION:

IQ Biometrix accounts for its employee stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. IQ Biometrix did not grant any options to purchase common stock to employees in the six months ending December 31, 2004, and therefore no expense was recorded under the intrinsic value method for the three months ending December 31, 2004.

NOTE 2 - CONVERTIBLE NOTES PAYABLE

In the quarter ending December 31, 2004, IQ Biometrix raised $30,000 pursuant to the issuance of a secured convertible promissory note. The note bears interest of 10% per annum and is due on March 31, 2005. In connection with this financing, IQ Biometrix also issued a warrant to purchase 60,000 shares of IQ Biometrix's common stock at an exercise price of $2.00 per share, resulting in a discount of $13,039. The discount will be amortized over the life of the note. As of December 31, 2004, $7,243 was charged to interest expense. The note is convertible into IQ Biometrix's common stock if IQ Biometrix raises $1,500,000 in an equity or equity equivalent offering at a conversion rate equal to the price of the equity sold in such subsequent offering. On January 11, 2005, IQ Biometrix issues $3.3 million in convertible debentures and warrants. As a result, the note has been converted into the new debenture, carrying the same terms as the January 11, 2005 offering.

NOTE 3 - STOCK ISSUANCES

In the six months ending December 31, 2004, IQ Biometrix issued 84,000 shares of its common stock in connection with warrant and option exercises valued at $164,600. IQ Biometrix received $107,000 in cash, $50,000 in retirement of short term debt and $7,600 in retirement of accounts payable. During the three month period ended December 31, 2004, IQ Biometrix issued 44,000 shares of its common stock in connection with option exercises valued at $84,600. IQ Biometrix received $77,000 in cash and $7,600 in retirement of accounts payable.

During the six month period ended December 31, 2004, IQ Biometrix issued 314,931 shares of its common stock to consultants for services related to corporate development, marketing, investment banking, legal, investor relations and sales support valued at approximately $1,026,500. During the three month period ended December 31, 2004, IQ Biometrix issued 165,719 shares of its common stock to consultants for services related to corporate development, marketing, investment banking, legal, investor relations and sales support valued at approximately $508,400.

During the six month period ended December 31, 2004, IQ Biometrix issued 248,852 shares of its common stock in connection with the conversion of approximately $637,100 in outstanding principal and interest pursuant to three convertible debentures. During the three month period ended December 31, 2004, IQ Biometrix issued 41,822 shares of its common stock in connection with the conversion of approximately $107,100 in outstanding principal and interest pursuant to a convertible debenture.

NOTE 4 - SUBSEQUENT EVENTS:

On January 11, 2005, IQ Biometrix received $3,300,000 for the issuance of convertible debentures and warrants to qualified institutional buyers, and a limited number of accredited individual and institutional investors. The convertible debentures bear interest at an annual rate of 5% and mature on June 30, 2005. The debentures are convertible at any time at the election of the holder into shares of IQ Biometrix's common stock at a conversion price of $2.00 per share (the "Conversion Price"). IQ Biometrix has agreed to file with the SEC a resale registration statement relating to the common stock issuable upon conversion of the notes and warrants (the "Resale Registration Statement"). The debentures will automatically convert into shares of IQ Biometrix's common stock at the Conversion Price upon the effectiveness of the Resale Registration Statement. In connection with the sale of the convertible debentures, IQ Biometrix issued warrants to purchase an aggregate of 825,000 shares of IQ Biometrix's common stock for an exercise price of $2.70 per share. The conversion price of the debentures and the exercise price of the warrants are subject to adjustment at any time as the result of any subdivision, stock split and combination of shares or recapitalization or if IQ Biometrix sells any common stock or rights to acquire common stock at purchase price less than the conversion price of the debentures or the exercise price of the warrants. As part of this financing, the convertible notes payable held by Forte Capital Partners, LLC and John Micek, Jr, were converted to debentures containing the same terms as the financing closed January 11, 2005. There was no adjustment to the warrants previously issued, nor any additional warrants granted based on this conversion. Cash fees were paid to Apline Capital Partners ($327,500) and Daniel McKelvey ($100,00) as part of consulting agreements with IQB.

On January 12, 2005, IQ Biometrix issued bonuses to Greg Micek, a member of its board of directors and to Mike Walsh, its Chief Financial Officer. Mr. Micek's bonus consisted of $50,000 in cash and 10,416 shares of IQ Biometrix common stock and Mr. Walsh's bonus consisted of 20,833 shares of IQ Biometrix common stock.

On January 13, 2005, the board of directors approved an amendment to option agreements between IQ Biometrix and 4 of its employees representing the right to purchase an aggregate of 419,650 shares of IQ Biometrix common stock. The amendments extend the period during which the employees may exercise their stock options after termination of their employment relationship, from 45 days to 180 days after termination.

On January 13, 2005, the board of directors approved an amendment to option agreements between IQ Biometrix and 5 of its consultants representing the right to purchase an aggregate of 166,350 shares of IQ Biometrix common stock. The amendments extend the period during which the consultants may exercise their stock options after termination of their consulting relationship, from 45 days to 180 days after termination. This is considered a modification of an existing award. The fair value of the modified award was no different than the fair value of the original award on the modification date, therefore, there was no accounting consequence.

On January 24, 2005, IQ Biometrix extended the due date on a convertible debenture with Forte Capital Partners, LLC, to June 30, 2005. The face value of the debenture is $300,000. Daniel McKelvey, a member of IQ Biometrix's board of directors is a managing partner of Forte Capital Partners, LLC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains predictions, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under "Risk Factors" and elsewhere in this Registration Statement, and some of which we may not know. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue" or the negative of these terms or other comparable terminology. In addition, these forward-looking statements include, but are not limited to, statements regarding the following:

* our belief that our FACESTM technology will help solve the growing need for effective tools to fight crime and terrorism as well as offering potential applications relating to other industries;

* our belief that the FACES TM technology will help solve the growing need for effective technology solutions to support law enforcement and homeland security;

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

OVERVIEW

IQ Biometrix, Inc.(the "Company") is a provider of facial composite software to federal, state and local law enforcement agencies in the U.S. and worldwide. The Company's headquarters are located at 39111 Paseo Padre Parkway, Suite 304, Fremont, CA 94538. The Company's telephone number is (510) 795-2900. The Company's web site is http://www.iqbiometrix.com. Information contained in the Company's web site shall not be deemed to be a part of this quarterly report.

During the quarter ended December 31, 2004 we derived nearly two thirds of our revenues from sales of our FACES (TM) EDU 4.0 product. In July, 2004, we launched FACES (TM) EDU, a classroom version of our composite image software. FACES (TM) EDU is intended primarily to support middle and high school science subjects and give students hands-on experience in interviewing witnesses and developing electronic composites. FACES (TM) EDU has lower pricing and more limited features than our foundation product, FACES (TM) product for law enforcement. In September 2004, the Company entered into a contract with Wards Natural Science, a division of VWR International, a worldwide provider of integrated law enforcement and security solutions. The contract launches a joint initiative to develop forensic kits based on FACES TM EDU technology, designed for the education industry. The products will be marketed and sold through Ward's sales channels including an existing client base of more than 1,400,000 teachers. In the three and six months ending December 31, 2004, Wards accounted for 62% and 47% of our revenues, respectively. Other than Wards, no customer was responsible for more than 6% of our recognized revenues for the three or six month periods ending December 31, 2004.

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

General and administrative expense consists primarily of salaries and related expenses for executive, finance, accounting, legal, information technology, facilities, and human resources personnel. We expect that these expenses will stabilize in the next six to twelve months as we meet our immediate staffing needs.

Research and development expense consists primarily of salaries and related personnel expense, fees paid to consultants and outside service providers, and other expenses related to the design, development, testing and enhancement of our products. We are beginning the planning and development process for the next generation of our FACES(TM) product. We also continue to seek other products and intellectual property that could be used to enhance our current product and/or product line. We expense our research and development costs as they are incurred.

On April 15, 2004, the Company and Wherify Wireless, Inc. jointly announced the signing of a definitive agreement under which the Company and Wherify would merge. Under the proposed transaction, the Company is currently expected to issue to Wherify shareholders approximately 43 million newly issued shares of the Company common stock and the shareholders of Wherify are currently expected to hold approximately 78% of the combined company. The proposed transaction has been unanimously approved by our board of directors and the board of directors of Wherify and is subject to certain terms and conditions, including approval by both the stockholders of the Company and the shareholders of Wherify. Assuming completion of the transaction, for every share of Wherify capital stock held as of the record date, each Wherify stockholder is currently expected to receive approximately 4.83 shares of the Company's common stock. If either party terminates the proposed merger under circumstances specified in the merger agreement the terminating party will be required to pay the other party a termination fee of $500,000.

RESULTS OF OPERATIONS

Revenues increased 54% from $138,348 in the six months ended December 31, 2003 to $213,513 in the six months ended December 31, 2004. Revenues increased 192% from $55,253 for the three months ended December 31, 2003 to $161,353 for the three months ended December 30, 2004. Revenues increased in the relevant periods primarily due to the purchase by Wards of $100,000 of our product. The Company booked this sale in the quarter ended September 30, 2004, and recognized revenues from this sale in the quarter ended December 31, 2004. After taking into account the sale of FACES(TM) EDU product to Wards, sales of FACES(TM)EDU represented approximately 76% and 66% of revenues for the three and six months ended December 31, 2004, respectively. Excluding the sale to Wards, sales of FACES(TM)EDU, represented approximately 37% of revenues for both the three and six months ended December 31, 2004. Sales of FACES(TM)4.0 represented approximately 24% and 34% of revenues for the three and six months ended December 31, 2004, respectively.

Selling expense remained relatively flat with a slight decrease of 4% to $173,563 for the six months ended December 31, 2004 from $180,814 for the six months ended December 31, 2003. Of these expenses, $181,000 were paid in shares of the Company's common stock. In the three months ended December 31, 2004, selling expense increased 172% to 87,288 from $32,120 for the three months ended December 31, 2003. The increase in selling expense in the three months ended December 31, 2004 was primarily due to commissions paid on the sale of FACES(TM) EDU to Wards , as well as payments to the addition of a third party contractor hired to assist the Company's sales efforts of approximately $16,000 and increased marketing costs of approximately $20,000. In the six months ended December 31, 2004, approximately $116,000 of these expenses were paid in shares of the Company's common stock.

The Company's general and administrative expenses relate primarily to the Company's search for additional sources of capital, and costs associated with being a public company. General and administrative expense decreased 33% to $1,542,307 for the six months ended December 31, 2004 from $2,300,514 for the six months ended December 31, 2003. The decrease in spending was primarily due to reduced investment banking fees of $531,980, legal fees of $242,527, and business consulting fees of $298,253, offset by an increase in investor relations fees of $118,471 and bonus payouts of $200,000. Of these expenses, approximately $896,000 was paid in shares of the Company's common stock. In the three months ended December 31, 2004, general and administrative expense was flat with $869,062 incurred, compared to $868,684 for the three months ended December 31, 2003. The changes in spending in general and administrative expenses, was primarily a result of lower investment banking fees of $129,641, legal fees of $24,245, and business consulting fees of $121,560, offset by an increase in investor relations fees of $95,066 and bonus payout of $200,000. Approximately $449,000 of these expenses were paid in shares of the Company's common stock.

Research and development expense decreased 91% to $14,200 for the six months ended December 31, 2004 from $150,268 for the six months ended December 31, 2003. Research and development expense decreased 88% to $61,200 for the six months ended December 31, 2004 from $7,100 for the three months ended December 31, 2003. The decrease in development costs are due to the fact that no current development is taking place, other than normal maintenance and bug fixes. We currently anticipate research and development expense for the next generation of FACES(TM) to increase in late fiscal 2005 as the development plan is initiated and the actual development begins.

Interest expense decreased 45% to $403,834 for the six months ended December 31, 2004 from $734,489 for the six months ended December 31, 2003. Interest expense decreased 70% to $123,391 for the three months ended December 31, 2004 from $408,381 for the three months ended December 31, 2003. The decrease is primarily attributable to the completion of amortization on beneficial conversion price and warrant discounts, as well as the conversion of $600,000 of convertible debentures over the six month period reducing the interest accrual.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2004 we had cash and cash equivalents of approximately $1,150,000. Net cash used in operations was approximately $572,000 for the six months ended December 31, 2004 as compared with approximately $353,000 for the six months ended December 31, 2003. The cash used by operations consisted of a net loss of approximately $1,951,000 primarily offset by non cash expenses of approximately $1,169,000, consisting of option and warrant expenses of approximately $51,000, stock issued for services of approximately $1,027,000, amortization of debt discount of approximately $310,000 and depreciation and amortization expense of approximately $27,000. The remaining offset was primarily related to committed stock issued for approximately $97,000.

Net cash provided by financing activities was $1,712,000 and $581,700 for the six months ended December 31, 2004 and 2003, respectively. Both periods included cash received from option and warrant exercises of $107,000 in 2004 and $31,700 in 2003. The balance was made up of cash received from the issuance of short term convertible debentures in 2004 and long term convertible debentures in 2003.

From our inception, we have financed our operations primarily through private sales of common stock and convertible debentures. We have negative working capital totaling approximately $2,391,500 which consists primarily of approximately $2,899,200 of short term convertible debentures, which is net of debt discounts (for price discounts and warrant issuances) totaling approximately $5,800 and is exclusive of accrued interest of approximately $176,000, all offset by current assets of approximately $1,198,000.

There is a "Going Concern" reservation in our auditor's opinion for the year ended June 30, 2004. In order to address our liquidity issues, we sold an aggregate of $3,300,000 in convertible debentures on January 11, 2005. At December 31, 2004, we had cash of approximately $1,147,000, accounts payable of approximately $253,000, and accrued liabilities, excluding interest of approximately $238,000.

At 12/31/04, the Company had $3,025,348 in outstanding principal and accrued interest pursuant to outstanding convertible debentures. Of this amount $1,075,755 are due and payable upon the earlier of the completion of the merger with Wherify or March 31, 2005. The remaining convertible debentures issued on January 11, 2005, # automatically convert into shares of the Company's common stock at the Conversion Price upon the effectiveness of the Resale Registration Statement.

We currently have no borrowings available to us under any credit arrangement, and we will look for additional debt and equity financings should current cash and cash provided from operations be insufficient to support our debt obligations and our ongoing operations of the business. Adequate funds may not be available on terms acceptable to us. If additional funds are raised through the issuance of equity securities, dilution to existing stockholders may result. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our financial position, results of operations and cash flows. The Company has no material commitments for capital expenditures and there are no anticipated material capital expenditures that are reasonably expected to have a material impact on the Company.

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

RECENT EVENTS

On January 11, 2005, the Company issued convertible debentures and warrants to qualified institutional buyers, and a limited number of accredited individual and institutional investors. The convertible debentures have an aggregate face value of $3,300,000 and mature on June 30, 2005. The debentures are convertible at any time at the election of the holder into shares of the Company's common stock at a conversion price of $2.00 per share (the "Conversion Price"). The Company has agreed to file with the SEC a resale registration statement relating to the common stock issuable upon conversion of the notes and warrants (the "Resale Registration Statement"). The debentures will automatically convert into shares of the Company's common stock at the Conversion Price upon the effectiveness of the Resale Registration Statement. In connection with the sale of the convertible debentures, the Company issued warrants to purchase an aggregate of 825,000 shares of the Company's common stock for an exercise price of $2.70 per share. The conversion price of the debentures and the exercise price of the warrants are subject to adjustment at any time as the result of any subdivision, stock split and combination of shares or recapitalization or if the

Company sells any common stock or rights to acquire common stock at purchase price less than the conversion price of the debentures or the exercise price of the warrants. As part of this financing, the convertible notes payable held by Forte Capital Partners, LLC and John Micek, Jr, were converted to debentures containing the same terms as the financing closed January 11, 2005. There was no adjustment to the warrants previously issued, nor any additional warrants granted based on this conversion. Cash fees were paid to Alpine Capital Partners ($327,500) and Daniel McKelvey ($100,00) as part of consulting agreements with IQB.

The Company was involved in litigation in the Superior Court for the County of Fresno with a former consultant. The complaint in the matter was filed on June 22, 2004. The complaint alleged that the Company prematurely terminated a written consulting agreement with the consultant. The matter was settled in early January 2005 and the complaint in the matter has been dismissed.

January 12, 2005, IQ Biometrix issued bonuses to Greg Micek, a member of its board of directors and to Mike Walsh, its Chief Financial Officer. Mr. Micek's bonus consisted of $50,000 in cash and 10,416 shares of IQ Biometrix common stock and Mr. Walsh's bonus consisted of 20,833 shares of IQ Biometrix common stock.

On January 13, 2005, the board of directors approved an amendment to option agreements between IQ Biometrix and 4 of its employees representing the right to purchase an aggregate of 419,650 shares of IQ Biometrix common stock. The amendments extend the period during which the employees may exercise their stock options after termination of their employment relationship, from 45 days to 180 days after termination.

On January 13, 2005, the board of directors approved an amendment to option agreements between IQ Biometrix and 5 of its consultants representing the right to purchase an aggregate of 166,350 shares of IQ Biometrix common stock. The amendments extend the period during which the consultants may exercise their stock options after termination of their consulting relationship, from 45 days to 180 days after termination.

On January 24, 2005, the Company extended the due date on a convertible debenture with Forte Capital Partners, LLC, to June 30, 2005. The face value of the debenture is $300,000. Daniel McKelvey, a member of the Company's board of directors is a managing partner of Forte Capital Partners, LLC.

CRITICAL ACCOUNTING POLICIES

INTANGIBLE ASSETS

Our intangible assets consist of a customer list acquired in the JVWEB / IQ Biometrix acquisition in March 2002 and purchased software code. We recorded the cost of the software and amortize the cost over the estimated useful life of 3 years. We review the value of our intangible assets quarterly and determine its value. At December 31, 2004 we had a net carrying value for our intangible assets of $64,750.

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

RISK FACTORS

RISKS RELATED TO OUR FINANCIAL RESULTS

WE CURRENTLY LACK LIQUIDITY AND WE WILL NEED TO RAISE ADDITIONAL EQUITY OR DEBT FINANCING TO FUND OUR OPERATIONS.

To date, we have had no meaningful revenues and there is a "Going Concern" reservation in our auditor's opinion for the year ended June 30, 2004. We have heretofore financed our business through the procurement of capital investments. At December 31, 2004, we had cash, cash equivalents and short-term investments of approximately $1,147,000, our accounts payable were $252,773 and we had accrued expenses of $287,820. We currently do not have any credit arrangements. We may not be able to obtain additional debt or equity financing, if the need for additional financing should arise. If successful in raising additional financing, we may not be able to do so on terms that are not excessively dilative to existing stockholders or less costly than existing sources of financing. Failure to secure additional financing in a timely manner and on favorable terms in the future could have a material adverse impact on our financial performance and stock price and require us to implement certain cost reduction initiatives and curtail our operations.

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

OUR LIMITED OPERATING HISTORY MAKES AN EVALUATION OF US AND OUR FUTURE EXTREMELY DIFFICULT.

To date, we have generated very limited revenues from sales of our FACESTM 4.0 product. We have limited meaningful historical financial data upon which to plan future operating expenses. Given our extremely limited revenues to date and our current limited cash resources, if our revenues in any period are lower than we project, our business, results of operations and financial condition would be materially and adversely affected. In addition, our ability to forecast accurately our quarterly revenue and expenses is limited due to a number of factors, including:

      * The fact that we currently derive substantially all of our revenues from sales of our FACESTM and FACESTM EDU products and our expectation that we will continue to derive substantially all of our revenues from these products for the foreseeable future;

      *     The market's limited acceptance of our product to date;

      *     Our ability to develop and increase our customer base;

      * Our need to expand our distribution capability, whether internal or external;

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

WE HAVE A HISTORY OF LOSSES AND DO NOT KNOW WHEN WE MAY BECOME PROFITABLE OR IF WE DO BECOME PROFITABLE WHETHER WE CAN SUSTAIN PROFITABILITY.

We have incurred net losses of $15,024,369 since inception. As of December 31, 2004, we had an accumulated stockholder deficit of $2,123,675 and we expect to continue to incur net losses for the foreseeable future. We also expect to incur significant sales and marketing and general and administrative expenses. As a result, we will need to generate increased revenues to achieve profitability which we may be unable to do. To increase our revenues, we must increase sales of our existing products and introduce new products that we have either developed internally or acquired through other arrangements. While we believe we can grow our revenues from our existing product through internal actions, the rate of growth will most likely not allow us to achieve our breakeven quarterly revenue level in a timely manner. Therefore, we continue to evaluate business combinations and partnering arrangements in our core business areas that would improve our market share position, increase our revenue, improve on our net loss position and accelerate our ability to reach profitability.

On April 15, 2004, the Company and Wherify Wireless, Inc. jointly announced the signing of a definitive agreement under which the Company and Wherify would merge. Under the proposed transaction, the Company is currently expected to issue approximately 43 million newly issued common stock of the Company and the shareholders of Wherify is currently expected to hold approximately 78% of the combined company. The proposed transaction has been unanimously approved by our board of directors and is subject to certain terms and conditions, including approval by both the stockholders of the Company and the shareholders of Wherify. Even if our merger with Wherify is completed or if we complete an acquisition or enter into a partnering relationship that we believe would improve our financial results, actual financial results could differ and we could continue to incur net losses. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.


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

IF WE FAIL TO GENERATE REPEAT OR EXPANDED BUSINESS FROM OUR CURRENT AND PROSPECTIVE CUSTOMERS, OUR BUSINESS WILL BE SERIOUSLY HARMED.

We believe that our success will depend on the continued growth of our customer base as well as the sale of new and enhanced products to our existing customers. Over 150,000 licenses to pre-4.0 versions of our FACESTM product have been distributed to law enforcement agencies in the United States and we expect to focus a large part of our sales and marketing efforts with respect to our new products on these existing customers. If we are to be successful in generating sales from our existing customers, we will need to convince them that our new products provide them with additional benefits. In addition, our ability to attract new customers will depend on a variety of factors, including the reliability and cost-effectiveness of our products and our ability to effectively market our products. If we fail to generate repeat and expanded business from our current and prospective customers, our operating results will be seriously harmed.

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

RISKS RELATED TO DEVELOPING OUR PRODUCTS

SUBSTANTIALLY ALL OF THE SOFTWARE DEVELOPMENT FOR OUR PRODUCT WAS OUTSOURCED TO A THIRD PARTY. IF WE CONTINUE TO USE THIRD PARTY DEVELOPERS FOR FUTURE PRODUCT RELEASES WE MAY IN THE FUTURE BE SUBJECT TO DELAYS IN PRODUCT RELEASES, ENHANCEMENTS AND UPGRADES AS WELL AS QUALITY CONTROL ISSUES.

We outsourced the development of our FACESTM 4.0 and FACESTM EDU software to Entreprise Cogniscience, Inc. an independent software developer. Although, FACESTM 4.0 was commercially released in 2003 and FACESTM EDU was commercially released in 2004, we have discovered and we may continue to discover errors and defects in our products. The fact that we do not directly control the development of our product subjects us to the risk that we may experience delays in issuing error corrections or enhancements to our most recent release. Recently, Entreprise Cogniscience was acquired by a third party. While, the agreement between us and Entreprise Cogniscience is binding upon any successor-in-interest to Entreprise Cogniscience, we cannot guarantee that the acquirer will devote as many resources to fulfilling the agreement as Entreprise Cogniscience did before the acquisition or that the quality of their work will meet our specifications. If the successor-in-interest fails to devote as many resources to our product or if the quality of their work does not meet our specification, it could lead to delays in releasing any error corrections or bug fixes. In addition, if we continue to use Entreprise Cogniscience or another independent software developer to develop future releases or products, we may experience delays in future product releases, enhancements and upgrades, as well as difficulties in maintaining quality control which may lead to higher than expected error and defect rates, all of which could have an adverse effect on our business, results of operations and financial condition.

WE DEPEND ON THIRD-PARTY TECHNOLOGY FOR THE DEVELOPMENT OF OUR SOFTWARE. IF WE WERE TO TERMINATE OUR RELATIONSHIP WITH SUCH THIRD PARTY PROVIDER, WE COULD EXPERIENCE DELAYS IN FUTURE PRODUCT RELEASES AND IMPROVEMENTS.

Entreprise Cogniscience, the third party software developer that assisted us in the development of FACESTM , used a proprietary environment based on LISP to develop our software. If we were to bring our software development in-house or if our relationship with Entreprise Cogniscience were otherwise to terminate, we would need to port our source code to a new development environment, which may cause us to experience delays in future product releases, enhancements and upgrades, as well as higher than expected error and defect rates, all of which could have an adverse effect on our business, results of operations and financial condition.

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

WE OUTSOURCED THE PACKAGING OF OUR FACESTM PRODUCT TO A SINGLE THIRD PARTY CONTRACTOR. IF WE CONTINUE TO USE THIRD PARTIES FOR THE PACKAGING OF OUR PRODUCTS, WE MAY EXPERIENCE IN THE FUTURE DELAYS OR DISRUPTIONS IN THE DISTRIBUTION OF OUR PRODUCTS OR QUALITY CONTROL ISSUES.

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

                            RISKS RELATED THE MERGER

WHILE THE COMPANY'S SHARE PRICE HAS BEEN VOLATILE IN RECENT PERIODS, THE MERGER EXCHANGE RATIO IS FIXED AND NO ADJUSTMENT TO THE EXCHANGE RATIO WILL BE MADE AS A RESULT OF FLUCTUATIONS IN THE MARKET PRICES OF THE COMPANY'S COMMON STOCK.

The Company's share price has been volatile in the past and may continue to be volatile in the future. In fiscal 2004, the closing price of the Company's common stock ranged from $2.43 to $.93. Upon completion of the merger, each share of Wherify capital stock is currently expected bo be converted into the right to receive approximately 4.83 shares of the Company's common stock. The exchange ratio will not change even if the market price of the the Company's common stock fluctuates. In addition, neither party may withdraw from the merger or resolicit the vote of its stockholders solely because of changes in the market price of the Company's common stock. Any reduction in the Company's share price will result in Wherify stockholders receiving less current value in the merger at closing. Conversely, any increase in the Company's share price will result in Wherify stockholders receiving more current value in the merger at closing. The specific dollar value of the Company's common stock that Wherify stockholders will receive upon completion of the merger will depend on the market value of the Company's common stock at that time.

THE COMPANY AND WHERIFY WILL FACE CHALLENGES WITH INTEGRATING THE TWO COMPANIES WHICH COULD CAUSE THE COMBINED COMPANY TO INCUR SIGNIFICANT EXPENSES

The integration of the Company and Wherify could be a complex, time consuming and expensive process. We must operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices to be successful. We cannot guarantee that the two companies will be successful in integrating the two companies in a timely manner or that the combined companies will generate sufficient revenues or earnings to recover our investment in, or expenses related to, these acquisitions or that any synergies will develop. If we are not successful in integrating the two companies or if expected earnings or synergies do not materialize, the combined company could be forced to incur significant expenses as well as non-cash charges to write-off acquired assets, which could seriously harm its financial condition and operating results.

THE MERGER COULD CAUSE THE COMPANY OR WHERIFY TO LOSE KEY PERSONNEL, WHICH COULD MATERIALLY AFFECT THE COMBINED COMPANY'S BUSINESS AND REQUIRE THE COMPANIES TO INCUR SUBSTANTIAL COSTS TO RECRUIT REPLACEMENTS FOR LOST PERSONNEL.

As a result of the announcement of the merger, current and prospective employees of the Company and Wherify could experience uncertainty about their future roles within the combined company. This uncertainty may adversely affect the ability of the combined company to attract and retain key management, sales, marketing and technical personnel. The employees of the Company and Wherify may be concerned about the strategic focus and direction of the combined company, and seek to find employment elsewhere. Any failure to attract and retain key personnel prior to and after the consummation of the merger could have a material adverse effect on the business of the combined company.

SOME OF THE COMPANY'S AND WHERIFY'S OFFICERS AND DIRECTORS MAY HAVE CONFLICTS OF INTEREST THAT MAY INFLUENCE THEM TO SUPPORT OR APPROVE ADOPTION OF THE MERGER AGREEMENT.

Some officers and directors of the Company and Wherify participate in arrangements that provide them with interests in the merger that are different from yours, including, among others, the continued service as an officer or director of the combined company, acceleration of stock and stock option vesting, retention and severance benefits, continued indemnification and the potential ability to sell an increased number of shares of the combined company due to acceleration of the vesting periods for certain stock and stock options. These potential interests, among others, may influence the officers and directors of the Company and Wherify to support or approve adoption of the merger agreement.

FAILURE TO COMPLETE THE MERGER MAY RESULT IN THE COMPANY OR WHERIFY PAYING A TERMINATION FEE TO THE OTHER PARTY AND COULD HARM THE TRADING PRICE OF THE COMPANY'S COMMON STOCK AND THE COMPANY'S AND WHERIFY'S RESPECTIVE FUTURE BUSINESS AND OPERATIONS.

If the merger is not completed, the Company and Wherify may be subject to the following risks:

      o If the merger agreement is terminated under specified circumstances, the Company will be required to pay Wherify a termination fee of $500,000;

      o If the merger agreement is terminated under specified circumstances, Wherify will be required to pay the Company a termination fee of $500,000;

      o     The trading price of the Company common stock may decline;

      o Costs related to the merger, such as legal, accounting and various financial advisory fees, must be paid even if the merger is not completed; and

      o the Company and Wherify may be required to seek alternate sources of capital in the near term.


In addition, if the merger agreement is terminated and either the Company's or Wherify's board of directors determines to seek another merger or business combination, there can be no assurance that the Company or Wherify will be able to find a partner willing to pay an equivalent or more attractive price than the price to be paid in the merger.

THE MERGER MAY BE COMPLETED EVEN THOUGH MATERIAL ADVERSE CHANGES MAY RESULT FROM INDUSTRY-WIDE CHANGES AND OTHER CAUSES SUBSEQUENT TO THE ANNOUNCEMENT OF THE MERGER AGREEMENT.

In general, either party can refuse to complete the merger if there is a material adverse change affecting the other party between April 14, 2004, and the closing. However, some types of adverse changes, events, circumstances or developments will not prevent the merger from going forward, even if they would have a material adverse effect on the Company or Wherify, including adverse changes, events, circumstances or developments resulting from:

      o General economic conditions or conditions generally affecting the markets for each of the Company's products, except to the extent that the Company or Wherify is materially disproportionately affected;

      o The announcement or pendency of the merger or any other transactions contemplated by the merger agreement;

      o Compliance with the express terms and conditions of the merger agreement;

      o Any change in the stock price or trading volume of the Company or Wherify;

      o Any change in accounting requirements or principles or any change in applicable laws, rules or regulations or the interpretation thereof; or

      o     The continued incurrence of losses by the Company or Wherify.

If such adverse changes occur and the merger is completed, the Company's stock price may suffer. This in turn may reduce the value of the merger to Wherify stockholders.

ACCOUNTING RULES APPLICABLE TO THE COMBINED COMPANY COULD ADVERSELY AFFECT VALUATION.

The name of the surviving entity of this business combination will be Wherify Wireless, Inc. After the combination, the former stockholders of Wherify are currently expected to own approximately 80% of the stock of the combined entity. SEC accounting rules call this a "reverse merger" whereby the financial history and fiscal year-end of Wherify continue as before except for the capital structure, which legally becomes that of the Company. All prior financial history of IQ Biometrix is erased. The approximate 20% of the combined entity remaining with the the Company shareholders will be valued based upon the current stock price and all tangible and intangible assets of the Company revalued to an amount equal to the product of the stock price multiplied by the shares held by the former the Company stockholders plus the Company's total liabilities. The excess of the Company's total valuation less identifiable assets and liabilities will be accounted for as goodwill.

The goodwill and any identifiable intangibles recorded in the merger transaction is reviewed annually and must be written down to its estimated fair value based on management's view of the present value of future estimated cash flows. Should the Company's products not prove successful in the marketplace, the value of these products may be impaired, which will materially and adversely affect the operating results of the combined company.

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

OUR COMMON STOCK HAS A LIMITED AND VOLATILE TRADING HISTORY.

Our common stock trades in the United States on the Over-the-Counter Electronic Bulletin Board (OTCBB). The number of shares traded daily has been extremely limited and the prices at which our common stock has traded have fluctuated fairly widely. There can be no assurance as to the prices at which our common stock will trade in the future, although they may continue to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the following:

      o     the depth and liquidity of the markets for our common stock;

      o     investor perception of us and the industry in which we operate;

      o     general economic and market conditions; and

      o the effect that of any of the events highlighted in these Risk Factors may have on our business should they occur.

WE HAVE THE ABILITY AND THE OBLIGATION TO ISSUE ADDITIONAL SHARES OF COMMON STOCK IN THE FUTURE, AND SUCH FUTURE ISSUANCE MAY MATERIALLY ADVERSELY AFFECT STOCKHOLDERS.

We have various abilities and obligations to issue additional shares of common stock in the future. These abilities and obligations include the following:

      o as of January 31, 2005, approximately 140,923 shares of the Company's common stock were available for issuance to outside consultants to compensate them for services provided;

      o options to purchase approximately 690,102 shares of our common stock were outstanding as of January 31, 2005;

      o warrants to purchase approximately 1,803,113 shares of common stock were outstanding as of January 31, 2005; and

      o debentures, convertible into 2,828,555 shares of common stock had been issued as of January 31, 2005.

The options and warrants described above permit the holders to purchase shares of common stock at specified prices. These purchase prices may be less than the then current market price of our common stock. Any shares of common stock issued pursuant to these options or warrants (or the convertible debentures described above) would further dilute the percentage ownership of existing stockholders. The terms on which we could obtain additional capital during the life of these options, warrants or convertible debentures may be adversely affected because of such potential. Authorized but unissued shares will be available for issuance, and we may issue additional shares in the future other than as listed above. There are no preemptive rights in connection with our common stock. Thus, the percentage ownership of existing stockholders may be diluted if we issue additional shares in the future. For issuances of shares and grants of options to consultants, our Board of Directors will determine the timing and size of the issuances and grants, and the consideration or services required thereof. Our Board of Directors intends to use its reasonable business judgment to fulfill its fiduciary obligations to our then existing stockholders in connection with any such issuance or grant. Nonetheless, future issuances of additional shares could cause immediate and substantial dilution to the net tangible book value of shares of common stock issued and outstanding immediately before such transaction. Any future decrease in the net tangible book value of such issued and outstanding shares could materially and adversely affect the market value of the shares.

THE TRADING PRICE OF OUR COMMON STOCK ENTAILS ADDITIONAL REGULATORY REQUIREMENTS, WHICH MAY NEGATIVELY AFFECT SUCH TRADING PRICE.

The trading price of our common stock has recently been below $5.00 per share. If it goes below the $5.00 per share level again, trading in our common stock would be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934. These rules require additional disclosure by broker dealers in connection with any trades generally involving any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such rules require the delivery, before any "penny stock" transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must determine the suitability of the penny stock for the purchaser and receive the purchaser's written consent to the transaction before sale. The additional burdens imposed upon broker dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock affected. As a consequence, the market liquidity of our common stock could be severely limited by these regulatory requirements.

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

ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company was involved in litigation in the Superior Court for the County of Fresno with a former consultant. The complaint in the matter was filed on June 22, 2004. The complaint alleged that the Company prematurely terminated a written consulting agreement with the consultant. The matter was settled in early January 2005 and the complaint in the matter has been dismissed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES
On January 11, 2005, the Company issued convertible debentures with an aggregate face value of $3,300,000 and warrants to purchase 825,000 shares of the Company's common stock. All principal and accrued interest are convertible into shares of the Company's common stock at a conversion price of $2.00 per share. The convertible debentures and warrants were issued to qualified institutional buyers and a very limited number of accredited and institutional investors. The issuance of the convertible debentures and warrants are claimed to be exempt from registration, and the issuance of the common stock underlying the debentures and warrants will be claimed to be exempt from registration, pursuant to Sections 4(2) and 4(6) of the Securities Act of 1933.

On January 12, 2005, the Company issued 10,416 shares of its common stock to Greg Micek, a member of its board of directors, and 20,833 shares of its common stock to Michael Walsh, its Chief Financial Officer. Mr. Micek and Mr. Walsh are accredited investors and the issuance of the common stock is claimed to be exempt from registration pursuant to Sections 4(2) and 4(6) of the Securities Act of 1933.

ITEM 6. EXHIBITS

EXHIBIT NO. DESCRIPTION

10.50 Extension of consulting agreement with Liviakis Finanicial Communications dated January 1, 2005.

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

                               IQ BIOMETRIX, INC.
                                  (Registrant)


Date February 9, 2005                      /s/ William Scigliano
                                           ----------------------------
                                           President & CEO


Date February 9, 2005                      /s/ Michael Walsh
                                           ----------------------------
                                           Chief Financial Officer