Form 10QSB/A
period 2004-12-31
IQ BIOMETRIX INC
filed 2005-04-12
CIK 1051902

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

                         2000 Bridge Parkway, Suite 201
                            Redwood Shores, CA 94065
                    (Address of principal executive offices)

                                 (650) 551-5277
                          (Issuer's telephone number)

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

OVERVIEW

IQ Biometrix, Inc.(the "Company") is a provider of facial composite software to federal, state and local law enforcement agencies in the U.S. and worldwide. The Company's headquarters are located at 2000 Bridge Parkway, Suite 201, Redwood Shores, CA 94065. The Company's telephone number is (650) 551-5277. The Company's web site is http://www.iqbiometrix.com. Information contained in the Company's web site shall not be deemed to be a part of this quarterly report.

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

ITEM 3.  CONTROLS AND PROCEDURES

In accordance with the Securities and Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2004, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 6. EXHIBITS

EXHIBIT NO. DESCRIPTION

10.50 Extension of consulting agreement with Liviakis Finanicial Communications dated January 1, 2005.*

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

* Previously filed

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               IQ BIOMETRIX, INC.
                                  (Registrant)


Date April 12, 2005                        /s/ William Scigliano
                                           ----------------------------
                                           President & CEO


Date April 12, 2005                        /s/ Michael Walsh
                                           ----------------------------
                                           Chief Financial Officer