Form 10QSB
period 2005-03-31
IQ BIOMETRIX INC
filed 2005-05-16
CIK 1051902

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

        |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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


        2000 Bridge Parkway, Suite 201, Redwood Shores, California 94065
                    (Address of principal executive offices)

                            (650) 551-5277 (Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 13, 2005 the registrant had 9,977,642 shares of its common stock outstanding.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Transitional Small Business Disclosure Format (Check one): Yes |_|  No |X|

                                TABLE OF CONTENTS

                               FORM 10-QSB REPORT

                                 March 31, 2005


                                                                          PAGE
PART I - FINANCIAL INFORMATION
   Item  1.  Interim  condensed financial  statements (unaudited)          3
     Balance Sheet March 31, 2005                                          3
     Statement of Operations for the three and nine
       months ended March 31, 2005 and 2004                                4
     Statement of Cash Flows for the nine
        months ended March 31, 2005 and 2004                               5
     Notes to Interim Financial Statements                                 6

   Item 2. Management's Discussion and Analysis or Plan of Operation       7
   Item 3. Controls and Procedures                                        22

PART II - OTHER INFORMATION
   Item 1. Legal Proceedings                                              23
   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds    23
   Item 6. Exhibits                                                       23

SIGNATURES

                          PART I. FINANCIAL STATEMENTS

Item 1. Financial Statements (unaudited)

                               IQ BIOMETRIX, INC.
                                  BALANCE SHEET
                                 March 31, 2005
                                   (Unaudited)


                                     ASSETS
Current assets
   Cash                                                                          $  1,904,429
   Accounts receivable, net of allowance for doubtful accounts of $6,000               39,013
   Inventory                                                                           11,705
   Prepaid expenses                                                                    64,918
                                                                                 ------------
      Total current assets                                                          2,020,065

Equipment, net of $12,127 of accumulated depreciation                                   2,340

Intellectual property, net of $146,068 accumulated amortization                        54,750
                                                                                 ------------
   Total assets                                                                  $  2,077,155
                                                                                 ============
   LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
   Convertible notes payable to investors, net
       of unamortized discount of $2,038,333                                     $  3,155,000
   Short term note payable                                                            100,000
   Accounts payable                                                                   159,343
   Accrued expenses                                                                   291,315
                                                                                 ------------
        Total current liabilities                                                   3,705,658
                                                                                 ------------
Commitments and contingencies                                                              --

Stockholders' Deficit:
  Preferred stock, $.01 par value; 10,000,000 shares authorized, none issued
     Common stock, $.01 par value; 50,000,000 shares authorized;                           --
     6,931,063 shares issued and oustanding                                            69,311
  Additional paid-in capital                                                       16,805,117
  Accumulated deficit                                                             (18,502,931)
                                                                                 ------------
     Stockholders' deficit                                                         (1,628,503)
                                                                                 ------------
     Total liabilities and stockholders' deficit                                 $  2,077,155
                                                                                 ============

                               IQ BIOMETRIX, INC.
                            STATEMENTS OF OPERATIONS
              Three and Nine Months Ended March 31, 2005 and 2004
                                  (Unaudited)


                                               Three Months                    Nine Months
                                           2005            2004            2005            2004
                                       -----------     -----------     -----------     -----------
Revenue - software sales               $    55,076     $    72,158     $   268,589     $   210,512
Operating expenses
      Cost of sales                          7,389          32,503          11,236          83,585
      Selling expense                       68,163         122,799         241,726         303,613
      General and administrative         1,466,094       2,376,315       3,008,401       4,644,848
      Research and development               5,917          21,750          20,117         171,918
      Interest expense                   1,775,356         383,561       2,179,190       1,108,009
      Impairment expense                        --              --              --          20,042
      Depreciation and amortization         10,719             993          37,751          50,689
                                       -----------     -----------     -----------     -----------
        Total operating expenses         3,333,638       2,937,921       5,498,421       6,382,703

                                       -----------     -----------     -----------     -----------
Net Loss                               $(3,278,562)    $(2,865,763)    $(5,229,832)    $(6,172,191)
                                       ===========     ===========     ===========     ===========

Basic and diluted loss per share       ($     0.48)    ($     0.52)    ($     0.79)    ($     1.17)
Weighted average shares
      outstanding                        6,864,676       5,556,269       6,616,795       5,292,941


                               IQ BIOMETRIX, INC.
                            STATEMENTS OF CASH FLOWS
                    Nine Months Ended March 31, 2005 and 2004
                                   (Unaudited)

                                                               2005             2004
                                                           ------------     ------------
OPERATING ACTIVITIES:
Net loss                                                   $ (5,229,832)    $ (6,172,191)
Adjustments to reconcile net loss to
  net cash used in operating activities
    Depreciation and amortization                                37,750           50,689
    Option and warrant expense                                  112,127               --
    Common stock issued for services                          1,566,127        4,023,131
    Non cash compensation expense                                    --          479,234
    Amortization of debt discount                             2,038,333          894,668
     Changes in assets and liabilities:
        Accounts receivable                                     (18,758)         (28,460)
        Prepaid expenses                                            118         (111,927)
        Inventory                                               (10,678)           1,187
        Committed stock                                        (246,851)              --
        Accounts payable and accrued liabilities                (62,767)         140,819
                                                           ------------     ------------
Net cash used in operating activities                        (1,814,431)        (722,850)
                                                           ------------     ------------
 Investing activities
        Purchase of fixed assets                                     --           (1,845)
        Purchase of intellectual property                            --          (50,000)
        Note receivable                                              --           50,000
                                                           ------------     ------------
Net cash used in investing activities                                --           (1,845)
                                                           ------------     ------------
Financing activities
        Proceeds from exercise of warrants                       30,000               --
        Proceeds from exercise of options                        77,000           49,700
        Proceeds from convertible notes payable               3,505,000          700,000
        Payments on notes payable                                    --          (50,000)
        Proceeds from short term notes payable                  100,000               --
                                                           ------------     ------------
Net cash provided by financing activities                     3,712,000          699,700
                                                           ------------     ------------

Net change in cash                                            1,897,569          (24,995)

Cash, beginning of period                                         6,860           97,681
                                                           ------------     ------------

Cash, end of period                                        $  1,904,429     $     72,686
                                                           ============     ============

Non-cash:
    Stock issued for convertible debenture and interest    $    637,100     $         --
    Warrant exercise for retirement of short term note           50,000               --
    Stock issued for conversion of account payable                7,600               --


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

STOCK BASED COMPENSATION:

IQ Biometrix accounts for its employee stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. IQ Biometrix did not grant any options to purchase common stock to employees in the nine months ending March 31, 2005, and therefore no expense was recorded under the intrinsic value method for the nine months ending March 31, 2005.

During the nine months ended March 31, 2005, third party consultants were issued options to purchase 27,500 shares of stock with a five year life and exercise price of $.98 and $4.80 per share. Total non-cash expense of $112,127 based on fair value using the Black Scholes method was recorded as of March 31, 2005.

NOTE 2 - CONVERTIBLE NOTES PAYABLE

On January 11, 2005, IQ Biometrix received $3,300,000 for the issuance of convertible debentures and warrants to qualified institutional buyers, and a limited number of accredited individual and institutional investors. The convertible debentures bear interest at an annual rate of 5% and mature on June 30, 2005. The debentures are convertible at any time at the election of the holder into shares of IQ Biometrix common stock at a conversion price of $2.00 per share (the "Conversion Price"). On February 11, 2005, IQ Biometrix filed with the SEC a resale registration statement relating to the common stock issuable upon conversion of the notes and warrants (the "Resale Registration Statement"). The debentures will automatically convert into shares of IQ Biometrix common stock at the Conversion Price upon the effectiveness of the Resale Registration Statement. In connection with the sale of the convertible debentures, IQ Biometrix issued warrants to purchase an aggregate of 825,000 shares of IQ Biometrix common stock for an exercise price of $2.70 per share. The conversion price of the debentures and the exercise price of the warrants are subject to adjustment at any time as the result of any subdivision, stock split and combination of shares or recapitalization or if IQ Biometrix sells any common stock or rights to acquire common stock at purchase price less than the conversion price of the debentures or the exercise price of the warrants. As part of this financing, the convertible notes payable held by Forte Capital Partners, LLC and John Micek, Jr, were converted to debentures containing the same terms as the financing closed January 11, 2005 and warrants to purchase 66,497 shares of common stock. Proceeds from these notes totaled $255,000 of which $50,000 was received in fiscal 2004. In connection with this financing, cash fees of $327,500 were paid to Alpine Capital Partners and $100,000 to Daniel McKelvey, one of IQ Biometrix s board of directors. In addition, Alpine Capital Partners received 163,750 warrants to purchase common stock at an exercise price of $2.00 per share.

Under generally accepted accounting principles, IQ Biometrix is required to record the value of the beneficial conversion feature of these convertible debentures as a debt discount. In addition, the value of the warrants using the Black Scholes method is also recorded as a debt discount. The total debt discount recorded on the sale of these convertible debentures during the quarter ended March 31, 2005 was $3,505,000. This debt discount will be amortized over the life of the notes. As of March 31, 2005, $2,038,333 was charged to interest expense. In the event the investors convert the debentures prior to the maturity of the agreements, then generally accepted accounting principles require IQ Biometrix to expense the unamortized balance of the debt discount in full.

          Note balance at June 30, 2004             $ 1,766,667
          Add: additional note proceeds               3,505,000
          Less discounts:
                   Warrants attached to note         (2,222,008)
                   Beneficial conversion feature     (1,282,992)
          Less: payments on notes                      (650,000)
          Add: amortized discount                     2,038,333
                                                    -----------
          Note balance at March 31, 2005            $ 3,155,000
                                                    ===========

NOTE 3 - SHORT TERM NOTE PAYABLE

In November 2004, IQ Biometrix borrowed $100,000 from Wherify Wireless, Inc. ("Wherify"). The secured note bears interest at 5% and is due on demand. The note is secured by all intellectual property including FACES, cash and cash equivalents, receivables, inventory, prepaid, and fixed assets.


NOTE 4 - STOCK ISSUANCES

In the nine months ending March 31, 2005, IQ Biometrix issued 84,000 shares of its common stock in connection with warrant and option exercises valued at $164,600. IQ Biometrix received $107,000 in cash, $50,000 in retirement of short term debt and $7,600 in retirement of accounts payable. There were no such issuances for the three months ended March 31, 2005.

During the nine month period ended March 31, 2005, IQ Biometrix issued 422,913 shares of its common stock to consultants and employees for services related to corporate development, marketing, investment banking, legal, investor relations, bonuses and sales support valued at approximately $1,566,127.

During the nine months ended March 31, 2005, IQ Biometrix issued 248,852 shares of its common stock in connection with the conversion of approximately $637,100 in outstanding principal and interest pursuant to three convertible debentures.


NOTE 5 - SUBSEQUENT EVENTS:

On April 1, 2005, IQ Biometrix entered into an agreement with Wherify to sublease office space from Wherify Wireless, Inc. IQ Biometrix's former lease expired January 31, 2005 and was renewed on a month to month basis. As of March 31, the space was no longer available on a month to month basis. IQ Biometrix will not be integrated with the Wherify employees or computer systems, and will run autonomously in its own separate area. The lease is for three months and can be cancelled by either party with 30 days notice. IQ Biometrix will also contract for technology support from Wherify as well.

On April 11, 2005, the SEC declared the Resale Registration Statement effective. As a result, the debentures issued on January 11, 2005 automatically converted into shares of IQB common stock at the Conversion Price. IQ Biometrix has also elected to convert all accrued and unpaid interest related to these debentures into shares of its common stock. On April 11, 2005, IQ Biometrix issued 1,808,054 shares in conversion of outstanding principal of $3,616,118 and interest of $61,118 related to this debt.

On April 18, 2005, IQ Biometrix and Wherify entered into Amendment No. 4 to Agreement and Plan of Merger to amend the condition to the merger that Wherify obtain signed lock-up agreements from 90% of the Wherify stockholders who hold 0.5% or more of Wherify capital stock to require that Wherify obtain signed lock-up agreements from only 66 2/3% of such stockholders.

On April 26, 2005, IQ Biometrix issued 234,813 shares of its common stock upon conversion of outstanding principal and interest of $400,000 and $69,631, respectively, under four convertible debentures. The debentures all had a conversion rate of $2.00, and were originally issued in June, September and December 2002, and June 2003.

On May 7, 2005, IQ Biometrix issued 151,787 shares of its common stock upon conversion of outstanding principal and interest of $100,000 and $21,431, respectively, under one convertible debenture. The debenture had a conversion rate of $0.80, and was originally issued in April 2003.

On May 7, 2005, IQ Biometrix issued 165,565 shares of its common stock pursuant to the cashless exercise of outstanding warrants, including 159,965 shares of its common stock to Forte Capital Partners, LLC, whose managing partner is Daniel McKelvey, one of IQ Biometrix s board of directors.

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

*     our ability to complete the proposed merger with Wherify;

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


OVERVIEW

IQ Biometrix, Inc. ("We" or the "Company ") is a provider of facial composite software to federal, state and local law enforcement agencies in the U.S. and worldwide. The Company's headquarters are located at 2000 Bridge Parkway, Suite 201, Redwood Shores, CA 94065. The Company's telephone number is (650) 551-5277. The Company's web site is http://www.iqbiometrix.com. Information contained in the Company's web site shall not be deemed to be a part of this quarterly report.

During the quarter ended March 31, 2005 we derived nearly 70% of our revenues from sales of our FACES TM 4.0 product. There were over 30 new customers who purchased FACES TM 4.0 for the first time during the three months ended March 31, 2005. FACES TM 4.0, is the Company's full functioning composite software, used by security and law enforcement officials. In July, 2004, we launched FACES TM EDU, a classroom version of our composite image software. FACES TM EDU is intended primarily to support middle and high school science subjects and give students hands-on experience in interviewing witnesses and developing electronic composites. FACESTM EDU has lower pricing and more limited features than FACESTM
4.0. In September 2004, the Company entered into a contract with Wards Natural Science, a division of VWR International, a worldwide provider of integrated law enforcement and security solutions. The contract launched a joint initiative to develop forensic kits based on FACES TM EDU technology, designed for the education industry. The products are being marketed and sold through Ward's sales channels including an existing client base of more than 1,400,000 teachers. In the nine months ending March 31, 2005, Wards accounted for 38% of our revenues, other than Wards, no customer was responsible for more than 3% of our recognized revenues for the nine month period ending March 31, 2005.

We market and sell our products both directly through our own sales force as well as indirectly through resellers and distributors in the United States. To date, most of our sales have been in North America; however, we are seeking relationships with international distributors and resellers to sell our products internationally. We are continually reviewing our sales and distribution strategy to seek ways to increase sales of our product and revenues.

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

Research and development expense consists primarily of salaries and related personnel expense, fees paid to consultants and outside service providers, and other expenses related to the design, development, testing and enhancement of our products. We have begun the planning and development process for the next generation of our FACES(TM) product. We also continue to seek other products and intellectual property that could be used to enhance our current product and/or product line. We expense our research and development costs as they are incurred.

On April 15, 2004, the Company and Wherify jointly announced the signing of a definitive agreement under which the Company and Wherify would merge. Under the proposed transaction, the Company is currently expected to issue to Wherify shareholders approximately 44 million newly issued shares of the Company common stock and the shareholders of Wherify are currently expected to hold approximately 77% of the combined company. The proposed transaction has been unanimously approved by our board of directors and the board of directors of Wherify and is subject to certain terms and conditions, including approval by both the stockholders of the Company and the shareholders of Wherify. Assuming completion of the transaction, for every share of Wherify capital stock held as of the record date, each Wherify stockholder is currently expected to receive approximately 4.76 shares of the Company's common stock. If either party terminates the proposed merger under circumstances specified in the merger agreement the terminating party will be required to pay the other party a termination fee of $500,000.

RESULTS OF OPERATIONS

Revenues increased 28% from $210,512 in the nine months ended March 31, 2004 to $268,589 in the nine months ended March 31, 2005. Revenues decreased 24% from $72,158 for the three months ended March 31, 2004 to $55,076 for the three months ended March 31, 2005. Revenue increase year to date is primarily due to the purchase by Wards of $100,000 of our product. The Company booked this sale in the quarter ended September 30, 2004, and recognized revenues from this sale in the quarter ended December 31, 2004. Sales of our FACESTM EDU product represented approximately 26% and 59% of revenues for the three and nine months ended March 31, 2005, respectively. The sale to Wards, of FACESTM EDU represented approximately 38% of revenues for the nine months ended March 31, 2005. Sales of FACESTM 4.0 represented approximately 69% and 37% of revenues for the three and nine months ended March 31, 2005, respectively.

Selling expense decreased 20% to $241,726 for the nine months ended March 31, 2005 from $303,613 for the nine months ended March 31, 2004. Of these expenses, $181,000 were paid with shares of the Company's common stock. In the three months ended March 31, 2005, selling expense decreased 44% to 68,163 from $122,799 for the three months ended March 31, 2004. The decrease in selling expense in the nine and three months ended March 31, 2005 was primarily due to reduction of one salesperson compared to the same period in the previous fiscal year. The Company also eliminated one of its marketing consultants at the end of the previous quarter. The combined savings of this reduction in personnel was approximately $52,500 and $22,500 for the nine and three month periods, respectively.

General and administrative expense decreased 36% to $3,008,401 for the nine months ended March 31, 2005 from $4,644,848 for the nine months ended March 31, 2004. The decrease in spending was primarily due to reduced legal fees of $546,554, business consulting fees of $506,729 and investor relations fees of $646,263. Of these expenses, approximately $1,421,000 was paid in shares of the Company's common stock. In the three months ended March 31, 2005, general and administrative expense decreased 38% to $1,466,094 compared to $2,376,315 for the three months ended March 31, 2004. The decrease in general and administrative expense, was primarily a result of lower professional fees. Although the Company incurred increased investment banking fees of $442,165, primarily as a result of the convertible debt offering the Company undertook in January 2005, this was offset by lower legal fees of $304,027, business consulting fees of $249,877, and investor relations fees of $755,219. In the three month period ended March 31, approximately $501,000 of these expenses were paid with shares of the Company's common stock.

Research and development expense decreased 88% to $20,117 for the nine months ended March 31, 2005 from $171,918 for the nine months ended March 31, 2004. Research and development expense decreased 73% to $5,917 for the nine months ended March 31, 2005 from $21,750 for the three months ended March 31, 2004. The decrease in research and development costs are primarily due to the fact that the Company has not yet begun development of its next generation product, as well as a decrease in personnel of one employee. We currently anticipate research and development expense for the next generation of FACESTM to increase beginning in late summer to early fall of 2005 as the Company begins the development of its next generation product.

Interest expense increased 97% to $2,179,190 for the nine months ended March 31, 2005 from $1,108,009 for the nine months ended March 31, 2004. Interest expense increased 363% to $1,775,356 for the three months ended March 31, 2005 from $383,561 for the three months ended March 31, 2004. For both the nine and three month periods, the increase is attributable to the amortization on beneficial conversion price and warrant discounts related to the financing the Company completed on January 11, 2005.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, we had cash and cash equivalents of approximately $1,904,000. Net cash used in operations was approximately $1,814,000 for the nine months ended March 31, 2005 as compared with approximately $723,000 for the nine months ended March 31, 2004. The cash used by operations consisted of a net loss of approximately $5,230,000 primarily offset by noncash expenses of approximately $3,754,000, consisting of option and warrant expenses of approximately $112,000, stock issued for services of approximately $1,566,000, amortization of debt discount of approximately $2,038,000 and depreciation and amortization expense of approximately $38,000. The remaining offset was primarily related to committed stock issued for approximately $246,000 and pay down of accounts payable of approximately $63,000.

Net cash provided by financing activities was $3,712,000 and $699,700 for the nine months ended March 31, 2005 and 2004, respectively. Both periods included cash received from option and warrant exercises of $107,000 in 2005 and $49,700 in 2004. The balance was made up of cash received from the issuance of short term convertible debentures in 2005 and long term convertible debentures in 2004.

From our inception, we have financed our operations primarily through private sales of common stock and convertible debentures. We have negative working capital totaling approximately $1,686,000 which consists primarily of approximately $3,155,000 of short term convertible debentures, which is net of debt discounts (for price discounts and warrant issuances) totaling approximately $2,038,333 and is exclusive of accrued interest of approximately $275,000, all offset by current assets of approximately $2,020,000.

There is a "Going Concern" reservation in our auditor's opinion for the year ended June 30, 2004. In order to address our liquidity issues, we sold an aggregate of $3,300,000 in convertible debentures on January 11, 2005. At May 5, 2005, we had cash of approximately $1,675,000, accounts payable of approximately $79,000, and accrued liabilities, excluding interest of approximately $2,000. If all remaining debentures are converted into common stock, the Company believes it has sufficient cash to operate until the merger with Wherify is completed or in the event the merger is not completed, to operate the Company for twelve to fifteen months.

At March 31, 2005, the Company had $3,025,348 in outstanding principal and accrued interest pursuant to outstanding convertible debentures. Of this amount $1,075,755 are due and payable upon the earlier of the completion of the merger with Wherify or March 31, 2005. The convertible debentures issued on January 11, 2005 automatically convert into shares of the Company's common stock at the Conversion Price upon the effectiveness of the Resale Registration Statement, which occurred on April 11, 2005. On April 11, 2005, the Company issued 1,808,054 shares in conversion of a total of $3,616,118 in principal and $60,118 of interest related to these debentures.

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


RECENT EVENTS

On April 1, 2005, IQ Biometrix entered into an agreement with Wherify to lease office space from Wherify. IQ Biometrix's former lease expired January 31, 2005 and was renewed on a month to month basis. As of March 31, the space was no longer available on a month to month basis. IQ Biometrix will not be integrated with the Wherify employees or computer systems, and will run autonomously in its own separate area. The lease is for three months and can be cancelled by either party with 30 days notice. IQ Biometrix will also contract for technology support from Wherify as well.

On April 11, 2005, the SEC declared the Resale Registration Statement effective. As a result, the convertible debentures issued by the Company on January 11, 2005 automatically converted into shares of IQB common stock at the conversion price of $2.00 per share. IQ Biometrix, at its option, also converted the accrued interest related to these debentures into shares of its common stock. Thus, on April 11, 2005, IQ Biometrix issued 1,808,054 shares of its common stock in conversion of $3,616,118 in principal and $60,118 of interest.

On April 18, 2005, IQ Biometrix and Wherify entered into Amendment No. 4 to Agreement and Plan of Merger to amend the condition to the merger that Wherify obtain signed lock-up agreements from 90% of the Wherify stockholders who hold 0.5% or more of Wherify capital stock to require that Wherify obtain signed lock-up agreements from only 66 2/3% of such stockholders.

On April 26, 2005, IQ Biometrix issued 234,813 shares of its common stock upon conversion of outstanding principal and interest of $400,000 and $69,631, respectively, under four convertible debentures. The debentures all had a conversion rate of $2.00, and were originally issued in June, September and December 2002, and June 2003.

On May 7, 2005, IQ Biometrix issued 151,787 shares of its common stock upon conversion of outstanding principal and interest of $100,000 and $21,431, respectively, under one convertible debenture. The debenture had a conversion rate of $0.80, and was originally issued in April 2003.

On May 7, 2005, IQ Biometrix issued 165,565 shares of its common stock pursuant to the cashless exercise of outstanding warrants, including 159,965 shares of its common stock to Forte Capital Partners, LLC, whose managing partner is Daniel McKelvey, one of IQ Biometrix s board of directors.

CRITICAL ACCOUNTING POLICIES

INTANGIBLE ASSETS

Our intangible assets consist of a customer list acquired in the JVWEB / IQ Biometrix acquisition in March 2002 and purchased software code. We recorded the cost of the software and amortize the cost over the estimated useful life of 3 years. We review the value of our intangible assets quarterly and determine its value. At March 31, 2005 we had a net carrying value for our intangible assets of $54,750.

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

                              RISKS RELATED TO IQB
                    RISKS RELATED TO IQB'S FINANCIAL RESULTS

IQB Currently Lacks Liquidity.

      To date, IQB has not had any meaningful revenue and there is a "Going Concern" reservation in its auditor's opinion for the year ended June 30, 2004. IQB has heretofore financed its business through the sale of securities. The proceeds from its January 11, 2005 financing have been and will continue to be used for working capital purposes, research and development and sales and marketing activities. As of May 5, 2005, IQB had cash and cash equivalents of approximately $1.675 million and current liabilities of approximately $1.173 million consisting primarily of convertible debentures and accrued interest. IQB expects the remaining convertible debentures to convert to common stock upon completion of the merger. However, if a substantial portion of these debentures do not convert, this would negatively impact the ability of IQB and the combined company to meet its working capital requirements and IQB's and the combined company's current cash and cash equivalents may not be sufficient to meet their anticipated cash needs for working capital and capital expenditures for the next twelve months.

      IQB currently does not have any credit arrangements. IQB may not be able to obtain additional debt or equity financing, if the need for additional financing should arise. If successful in raising additional financing, IQB may not be able to do so on terms that are not excessively dilutive to existing stockholders or less costly than existing sources of financing. Failure to secure additional financing in a timely manner and on favorable terms in the future could have a material adverse impact on IQB's financial performance and stock price and require IQB to implement certain cost reduction initiatives and curtail its operations.

IQB's Limited Operating History Makes An Evaluation Of IQB And Its Future Extremely Difficult.

      IQB has generated very limited revenues from the sale of its FACES software. Given IQB's extremely limited revenues to date and IQB's current limited cash resources, if IQB's revenues in any period are lower than IQB projects, IQB's business, results of operations and financial condition would be materially and adversely affected. In addition, IQB's ability to forecast accurately IQB's quarterly revenue and expenses is limited due to a number of factors, including:

o The fact that IQB currently derive substantially all of its revenues from sales of IQB's FACES(TM) software product and IQB's expectation that swill continue to derive substantially all of IQB's revenues from this product for the foreseeable future;

o     The market's limited acceptance of its product to date;

o     IQB's ability to develop and increase its customer base;

o     IQB's need to expand its distribution capability;

o IQB's ability to implement and successfully execute its sales and marketing strategy;

o IQB's need to introduce new products and services to respond to technological and competitive developments and customer needs;

o     IQB's ability to manage the growth it is seeking to realize;

o     IQB's ability to respond to competitive developments;

o     IQB's dependence on its current executive officers and key employees; and

o     IQB's ability to provide superior customer service and order fulfillment.

      There can be no assurance that we can successfully address some or all of these risks but IQB's failure to do so could materially and adversely affect its business, prospects, financial condition and results of operations.

IQB Has A History Of Losses And Does Not Know When It May Become Profitable Or If It Does Become Profitable Whether It Can Sustain Profitability.

      As of March 31, 2005, IQB had incurred net losses of $18.5 million since inception. As of March 31, 2005, IQB had an accumulated stockholder deficit of $1.6 million and expects to continue to incur net losses for the foreseeable future. IQB also expects to incur significant ongoing product development, sales and marketing and general and administrative expenses. As a result, IQB will need to generate increased revenues to achieve profitability, which IQB may not be able to do. To increase its revenues, IQB must increase sales of its existing products and introduce new products that it has either developed internally or acquired through other arrangements. While IQB believes it can grow its revenues from its existing products through internal actions, the rate of growth will most likely not allow it to achieve profitability in a timely manner. Therefore, it continues to evaluate business combinations and partnering arrangements in IQB's core business areas that would improve IQB's market share position, increase IQB's revenue, improve on IQB's net loss position and accelerate IQB's ability to reach profitability. While IQB is seeking acquisitions that it believes would improve its financial results, a completed acquisition may not provide the anticipated financial results, thus leading to continuing net losses. Even if IQB achieves profitability, it may not be able to sustain or increase profitability on a quarterly or annual basis. IQB is seeking to increase its revenues by increasing the sales of IQB's existing products through the expansion of its marketing program and sales force. IQB is also exploring the development of new products that are synergistic to its existing business and actively seeking out acquisition and partnering prospects that would complement its existing product offerings, augment its market coverage, or enhance its technological capabilities. There can be no assurance that it will be successful in increasing sales of its existing products or in developing or locating new products. Even if IQB were able to develop or acquire new products, there can be no assurance that sales of these new products would result in increased revenues, in which case IQB's business, results of operations and financial condition would be materially and adversely affected.

Fluctuations In IQB's Business And Operating Results May Materially And Adversely Affect The Trading Price Of IQB's Common Stock.

      IQB expects that its operating results will fluctuate in the future due to a number of factors many of which are outside of IQB's control. These factors include the following:

o Customer concentration; most of IQB's current and prospective customers are local, state and federal law enforcement agencies, many of which are experiencing their worst budget crisis in years;

o     Budgetary cycles of governmental agencies;

o     Overall demand for IQB's products;

o     IQB's ability to attract new customers at a steady rate;

o The rate at which IQB or its competitors introduce new products, the rate at which these products acquire market acceptance, and the cost required to develop these products;

o Technical defects in IQB's products that could delay product shipments or increase the costs of introducing new products;

o     Changes in the pricing of IQB's products or those of its competitors;

o The amount and timing of capital expenditures and other costs relating to the expansion of IQB's operations;

o     Costs relating to IQB's marketing programs and its business in general;
      and

o     General economic conditions.

      Any of the foregoing factors may cause IQB's operating expenses to be disproportionately high or cause IQB's revenue and operating results to fluctuate causing IQB's business, financial condition and operating results to be adversely affected. In addition, to respond to changes in IQB's competitive environment, it may occasionally make certain decisions from which it may benefit in the long run. However, in the short run, such decisions could materially and adversely affect IQB's quarterly results of operations and financial condition. Due to all of the foregoing factors, in some future quarter IQB's operating results may fall below IQB's expectations and those of IQB's stockholders. In such event, the trading price of IQB's common stock could be materially adversely affected. Further, IQB believes that period-to-period comparisons of its financial results may not be very meaningful. Accordingly, you should not conclude that such comparisons indicate future performance.

                         RISKS RELATED TO IQB'S BUSINESS

IQB's Business Will Not Grow Unless The Market For Biometric Solutions Expands Both Domestically And Internationally.

      IQB's revenues are derived from the sale of biometric products. Biometric solutions have not gained widespread commercial acceptance. IQB cannot accurately predict the future growth rate, if any, or the ultimate size of the biometric technology market. The expansion of the market for IQB's products and services depends on a number of factors including without limitation:

o The cost, performance and reliability of IQB's products and services and the products and services of competitors;

o     Customers' perception of the perceived benefit of biometric solutions;

o Public perceptions of the intrusiveness of these solutions and the manner in which firms are using the information collected;

o     Public perceptions regarding the confidentiality of private information;

o     Proposed or enacted legislation related to privacy of information;

o     Customers' satisfaction with IQB's products and services; and

o     Marketing efforts and publicity regarding these products and services.

If IQB Fails To Generate Repeat Or Expanded Business From Its Current And Prospective Customers, Its Business Will Be Seriously Harmed.

      IQB believes that its success will depend on the continued growth of its customer base as well as the sale of new and enhanced products to its existing customers. Over 150,000 licenses to pre-4.0 versions of IQB's FACES(TM) product have been distributed to law enforcement agencies in the United States and IQB expects to focus a large part of its sales and marketing efforts with respect to new products on these existing customers. If IQB is to be successful in generating sales from its existing customers, it will need to convince them that its new products provide them with additional benefits. In addition, IQB's ability to attract new customers will depend on a variety of factors, including the reliability and cost-effectiveness of its products and its ability to effectively market its products. If IQB fails to generate repeat and expanded business from current and prospective customers, its operating results will be seriously harmed.

If IQB Fails To Promote Its Brand Name Successfully Or If It Incurs Significant Expenses Promoting And Maintaining Its Brand Name, Its Business Could Be Harmed.

      Due in part to the emerging nature of the market for IQB's products and the substantial resources available to some of IQB's competitors, there may be a limited time opportunity for IQB to achieve and maintain a significant market share. Developing and maintaining awareness of IQB's brand name is critical to achieving widespread acceptance of IQB's products. Furthermore, IQB believes that the importance of brand recognition will increase as competition in the market for products such as IQB's increases. Successfully promoting and positioning IQB's brand will depend largely on the effectiveness of its marketing efforts. To attract and retain customers and to promote and maintain IQB's brands in response to competitive pressures, IQB may need to increase its marketing budget or otherwise to increase substantially its financial commitment to creating and maintaining brand loyalty among vendors and consumers. If IQB is unable for financial reasons to increase its sales and marketing budget or if it is unable to successfully promote its brand, its business will suffer.

IQB's Revenues Are Dependent Upon The Availability And Timely Distribution Of Governmental Funding.

      Many of IQB's prospective customers are local, state and federal law enforcement and other governmental and quasi-governmental agencies. The ability of these prospective customers to purchase IQB's products are heavily dependent on the availability or continued availability of federal, state or local government funds or grants and general tax funding, including funding by the Office of Homeland Security. Such funding may not be approved or, if approved, it may not be available for the purchase of IQB's products or solutions, and even if such funding is approved and available, such funds may be subject to termination at any time at the sole discretion of the government body providing or receiving such funds.

Rapid Technological Change In IQB's Market Could Cause Its Products To Become Obsolete Or Require It To Redesign Its Products.

      IQB expects that its market will be characterized by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changing customer demands and evolving industry standards, any of which can render existing products obsolete. IQB believes that its future success will depend in large part on its ability to develop new and effective products in a timely manner and on a cost effective basis. As a result of the complexities inherent in its product, major new products and product enhancements can require long development and testing periods, which may result in significant delays in the general availability of new releases or significant problems in the implementation of new releases. In addition, if IQB or its competitors announce or introduce new products IQB's current or prospective customers may defer or cancel purchases of IQB's products, which could materially adversely affect its business, operating results and financial condition. IQB's failure to develop successfully, on a timely and cost effective basis, new products or new product enhancements that respond to technological change, evolving industry standards or customer requirements would have a material adverse affect on IQB's business, operating results and financial condition.

If IQB Loses Any Key Personnel, Or Fails To Attract And Retain Additional Personnel, It May Be Unable To Continue Developing Its Business And Product Line.

      The loss of the services of one or more of IQB's key personnel could materially adversely affect its business, operating results and financial condition. IQB cannot guarantee that it will be able to retain its key personnel. IQB's future success also depends on its continuing ability to attract, assimilate and retain highly qualified sales, technical and managerial personnel. Competition for these individuals is intense and there can be no assurance that IQB can attract, assimilate or retain necessary personnel in the future.

Failure To Expand IQB's Sales And Distribution Channels And Manage Its Sales And Distribution Relationships Could Significantly Reduce Its Revenues.

      IQB sells its products through a network of distributors and resellers. IQB's success will depend on its ability to manage its relationships with, and expand its existing network of distributors. The sale of IQB's products by distributors and resellers depends on the effectiveness of the selling efforts of these distributors and resellers and their ability to meet their own responsibilities under agreements with customers in a timely manner. At times, IQB's distributors and resellers may also offer products of IQB's competitors and IQB's agreements with them have no minimum purchase commitments. IQB cannot assure you that it will be able to expand its distribution channels, manage its distribution relationships successfully or that its distributors and resellers will market and sell its products effectively. IQB's failure to manage successfully its distribution relationships or the failure of IQB's distributors and resellers to sell IQB's products could reduce IQB's revenues and have a material adverse effect on its business, results of operations and financial condition.

If The Use Of IQB's Products Is Deemed To Be An Invasion Of Personal Privacy Rights, IQB's Business May Suffer.

      From time to time, biometric products such as IQB's have been the focus of organizations and individuals seeking to curtail or eliminate the use of these technologies on the grounds that these technologies may be used to diminish personal privacy rights. In the event that such initiatives result in restrictive legislation, the market for IQB's products may be adversely affected.

If IQB Grows Its Business As Planned, IQB May Not Be Able To Manage Properly Its Growth, Which May Impede Its Ability To Achieve Profitability.

      If IQB is successful in growing its business as planned, its operations may expand rapidly and significantly. Any rapid growth could put a significant strain on its management, and its operational and financial resources. In order to manage the growth of IQB's operations, it will be required to expand existing operations, to implement new operational, financial and inventory systems, procedures and controls, including improvement of its financial and other internal management systems, and to hire, train, manage and expand its employee base. If IQB is unable to manage growth effectively, its business, results of operations and financial condition will be materially adversely affected. In addition, if IQB is successful in growing its business as planned, it expects operating expenses to increase, and as a result, it will need to generate increased revenue to achieve and maintain profitability. In particular, as IQB grows its business, IQB will incur additional costs and expenses related to:

o     The expansion of its sales force and distribution channels;

o     The expansion of its product and services offerings;

o     Development of relationships with strategic business partners;

o     The expansion of management and infrastructure; and

o     Brand development, marketing and other promotional activities.

      Costs associated with these activities could delay IQB's ability to achieve or maintain profitability.

IQB's Acquisition Strategy May Be Unsuccessful, Which May Harm Its Ability To Grow Revenues.

      IQB believes that its future success depends on its ability to introduce and market new products and services that it has either developed internally or acquired through strategic combinations or partnering relationships. IQB intends to actively seek out acquisition and partnering prospects that would complement its existing product offerings, augment its market coverage, or enhance its technological capabilities. This strategy is subject to inherent risks associated with the potential integration of additional operations, the extent of management time and attention required, and related costs and expenses associated with the execution of this strategy.

IQB Will Face Technical, Operational And Strategic Challenges That May Prevent It From Successfully Integrating Businesses That It May Acquire In The Future.

      Execution of IQB's acquisition and partnering strategy could result in a number of financial consequences, including without limitation:

o     Use of cash resources that would reduce IQB's financial reserves;

o Issuance of stock that would dilute IQB's current stockholders' percentage ownership;

o     Incurrence of debt;

o     Assumption of liabilities;

o     Increased operational and administrative complexity of IQB's business;

o Higher fixed expenses, which require a higher level of revenues to maintain gross margins; and

o Incurrence of expenses related to in-process research and development and the possible impairment of goodwill and other intangible assets, which could result in large one-time write-offs.

      Furthermore, acquisitions involve numerous operational risks, including:

o Problems related to the integration and management of acquired technology, products, operations, information systems and personnel of the acquired company;

o Problems completing product development programs of the acquired company and consolidating research and development efforts;

o     Unanticipated costs or liabilities;

o     Diversion of management's attention from IQB's core business;

o Diversion of resources from IQB's existing business, products or technologies;

o Adverse effects on existing business relationships with suppliers and customers;

o Risks associated with entering markets in which IQB has no or limited prior experience; and

o Potential loss of key employees, particularly those of the acquired organizations.

      The integration of businesses that IQB may acquire could be a complex, time consuming and expensive process. IQB must operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices to be successful. IQB cannot guarantee that any future acquisitions will result in sufficient revenues or earnings to recover IQB's investment in, or expenses related to, these acquisitions or that any synergies will develop. If IQB is not successful in integrating acquired businesses or if expected earnings or synergies do not materialize, IQB could be forced to attempt to resell or cease operations of acquired businesses. In either event, IQB would likely incur significant expenses as well as non-cash charges to write-off acquired assets, which could seriously harm IQB's financial condition and operating results.

IQB's Financial Performance May Be Adversely Affected By Competition.

      The market for IQB's products is characterized by significant and increasing competition. Most of IQB's current and potential competitors have longer operating histories and significantly greater financial, technical and marketing resources than IQB does. IQB expects competition to intensify in the future as new companies enter the market on a regular basis. There can be no assurance that existing or future competitors will not develop or offer products that provide significant performance, price or other advantages over those IQB offers. Such a development could result in price reductions or displacement of IQB's products, which could materially adversely affect IQB's business, results of operations and financial condition.

                   RISKS RELATED TO DEVELOPING IQB'S PRODUCTS

Substantially All Of The Software Development For IQB's FACES(TM) 4.0 Product Was Outsourced To A Third Party. If IQB Continues To Use Third Party Developers For Future Product Releases, It May In The Future Be Subject To Delays In Product Releases, Enhancements And Upgrades As Well As Quality Control Issues.

IQB outsourced the development of its FACES(TM) 4.0 software to Enterprise Cogniscience, Inc. an independent software developer. Although, FACES(TM) 4.0 was commercially released in 2003, IQB has discovered and may continue to discover errors and defects in FACES(TM) 4.0. The fact that IQB does not directly control the development of its product subjects it to the risk that it may experience delays in issuing error corrections or enhancements to its most recent release. Recently, Enterprise Cogniscience was acquired by a third party. While, the agreement between IQB and Enterprise Cogniscience is binding upon any successor-in-interest to Enterprise Cogniscience, IQB cannot guarantee that the acquirer will devote as many resources to fulfilling the agreement as Enterprise Cogniscience did before the acquisition or that the quality of their work will meet IQB's specifications. If the successor-in-interest fails to devote as many resources to IQB's product or if the quality of their work does not meet IQB's specification, it could lead to delays in releasing any error corrections or bug fixes. In addition, if IQB continues to use Enterprise Cogniscience or another independent software developer to develop future releases or products, IQB may experience delays in future product releases, enhancements and upgrades, as well as difficulties in maintaining quality control, which may lead to higher than expected error and defect rates, all of which could have an adverse effect on IQB's business, results of operations and financial condition.

IQB Depends On Third-Party Technology For The Development Of Its Software. If IQB Were To Terminate Its Relationship With Such Third Party Provider, It Could Experience Delays In Future Product Releases And Improvements.

Enterprise Cogniscience, the third party software developer that assisted IQB in the development of FACES(TM) 4.0, used a proprietary environment based on LISP to develop IQB's software. If IQB were to bring its software development in-house or if IQB's relationship with Enterprise Cogniscience were otherwise to terminate, IQB would need to port its source code to a new development environment, which may cause it to experience delays in future product releases, enhancements and upgrades, as well as higher than expected error and defect rates, all of which could have an adverse effect on IQB's business, results of operations and financial condition.

IQB's Software Products Are Complex And May Contain Unknown Defects That Could Result In Numerous Adverse Consequences.

Complex software products such as IQB's often contain latent errors or defects, particularly when first introduced, when new versions or enhancements are released and when configured for a specific customer. IQB currently has experienced errors and defects in its most recent release. However, there can be no assurance that despite testing, defects and errors will not be found in current versions, new versions or enhancements of its products after commencement of commercial shipments, any of which could result in damage to its reputation, the loss of sales, a diversion of its product development resources, or a delay in market acceptance, and thereby materially adversely affecting its business, operating results and financial condition. The computer hardware environment is characterized by a wide variety of non-standard configurations that make prerelease testing for programming or compatibility errors very difficult and time consuming. Despite IQB's testing, errors may still be discovered in some new products or enhancements after the products or enhancements are delivered to customers. Furthermore, there can be no assurance that IQB's products will meet all of the expectations and demands of IQB's customers. The failure of IQB's products to perform to customer expectations could give rise to warranty claims. Any of these claims, even if not meritorious, could result in costly litigation or divert management's attention and resources. IQB does not currently maintain any general liability insurance. Any general liability insurance that IQB may carry could be insufficient to protect it from all liability that may be imposed under any asserted claims. Although through IQB's license agreements with customers it tries to include provisions designed to limit IQB's exposure to potential claims, such limitation of liability provisions may not be effective as a result of existing or future laws or unfavorable judicial decisions.

IQB Outsourced The Packaging Of Its FACES(TM) 4.0 Product To A Single Third Party Contractor. If IQB Continues To Use Third Parties For The Packaging Of Its Products, It May Experience In The Future Delays Or Disruptions In The Distribution Of Its Products Or Quality Control Issues.

      IQB outsources the packaging of its products to a third party contractor. Packaging consists of transferring IQB's software onto compact discs, quality control testing and packaging the CDs and manuals. Although to date, IQB has not experienced any packaging delays or quality control issues, if IQB continue to use a third party contractor to package its products, IQB may experience delays, disruptions or quality control problems, which could result in delays in shipments of its products to its customers, which would negatively affect IQB's revenues, competitive position and reputation.

                  RISKS RELATED TO IQB'S INTELLECTUAL PROPERTY

IQB's Success Depends On Its Ability To Protect Its Intellectual Property.

      IQB's future success depends upon its proprietary technology. IQB protects its proprietary information through the use of patent, copyright, trademark, trade secret laws, confidentiality procedures and contractual provisions. Notwithstanding IQB's efforts to protect its proprietary technology, policing unauthorized use or copying of its proprietary information is difficult, unauthorized use or copying occurs from time to time, and litigation to enforce intellectual property rights could result in significant costs and diversion of resources. Any patents IQB obtains in the future may be circumvented, challenged, invalidated or designed around by other companies. Despite its efforts, IQB may be unable to prevent third parties from infringing upon or misappropriating its intellectual property. Moreover, the laws of some foreign jurisdictions do not afford the same degree of protection to IQB's proprietary rights as do the laws of the United States, and effective trademark, copyright, and trade secret protection may not be available in every country in which IQB's products are distributed. Furthermore, IQB's competitors may independently develop similar technology that substantially limits the value of IQB's intellectual property. IQB's inability to adequately protect it's intellectual property for these or other reasons, could materially and adversely affect IQB's business, financial condition and operating results.

      In addition, third parties may at some point claim certain aspects of IQB's business infringe their intellectual property rights. While IQB is not currently subject to nor is aware of any such claim, any future claim (with or without merit) could result in one or more of the following:

o     Significant litigation costs;

o     Diversion of resources, including the attention of management;

o     IQB's agreement to pay certain royalty and/or licensing fees; and

o     Cessation of IQB's rights to use, market, or distribute such technology.

      Any of these developments could materially and adversely affect IQB's business, results of operations and financial condition. In the future, IQB may also need to file lawsuits to enforce its intellectual property rights, to protect its trade secrets, or to determine the validity and scope of the proprietary rights of others. Whether successful or unsuccessful, such litigation could result in substantial costs and diversion of resources. Such costs and diversion could materially and adversely affect IQB's business, results of operations and financial condition.

                   RISKS RELATED TO IQB'S CORPORATE GOVERNANCE

IQB's Authorized Preferred Stock Exposes Stockholders To Certain Risks.

      IQB's Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, par value $.01 per share. To date, no shares of preferred stock have been issued. The authorized preferred stock constitutes what is commonly referred to as "blank check" preferred stock. This type of preferred stock allows the Board of Directors to divide the preferred stock into series, to designate each series, to fix and determine separately for each series any one or more relative rights and preferences and to issue shares of any series without further stockholder approval. Preferred stock authorized in series allows IQB's Board of Directors to hinder or discourage an attempt to gain control of IQB by a merger, tender offer at a control premium price, proxy contest or otherwise. Consequently, the preferred stock could entrench IQB's management. In addition, the market price of IQB's common stock could be materially and adversely affected by the existence of the preferred stock.

IQB's Common Stock Has A Limited And Volatile Trading History.

      IQB's common stock trades in the United States on the Over-the-Counter Electronic Bulletin Board (OTCBB). The number of shares traded daily has been extremely limited and the prices at which IQB's common stock has traded have fluctuated fairly widely. See "MARKET PRICE DATA--IQB." There can be no assurance as to the prices at which IQB's common stock will trade in the future, although they may continue to fluctuate significantly. Prices for IQB's common stock will be determined in the marketplace and may be influenced by many factors, including the following:

o     The depth and liquidity of the markets for IQB's common stock;

o     Investor perception of us and the industry in which IQB operates;

o     General economic and market conditions; and

o The effect that of any of the events highlighted in these Risk Factors may have on IQB's business should they occur.

IQB Has The Ability And The Obligation To Issue Additional Shares Of Common Stock In The Future, And Such Future Issuance May Materially Adversely Affect Stockholders.

IQB has various abilities and obligations to issue additional shares of common stock in the future. These abilities and obligations include the following:

We have various abilities and obligations to issue additional shares of common stock in the future. These abilities and obligations include the following:

o as of May 8, 2005, approximately 235,455 shares of the Company's common stock were available for issuance to outside consultants to compensate them for services provided;

o options to purchase approximately 702,602 shares of our common stock were outstanding as of May 8, 2005;

o warrants to purchase approximately 1,348,603 shares of common stock were outstanding as of May 8, 2005; and

o debentures and accrued interest, convertible into 704,186 shares of common stock are issued and outstanding as of May 8, 2005.

      The options, warrants and convertible debentures described above permit the holders to purchase shares of common stock at specified prices. These purchase prices may be less than the then current market price of IQB's common stock. Any shares of common stock issued pursuant to these options or warrants (or the convertible debentures described above) would further dilute the percentage ownership of existing stockholders. The terms on which IQB could obtain additional capital during the life of these options, warrants or convertible debentures may be adversely affected because of such potential dilution. Finally, IQB may issue additional shares in the future other than as listed above. There are no preemptive rights in connection with IQB's common stock. Thus, the percentage ownership of existing stockholders may be diluted if IQB issues additional shares in the future. Future issuances of additional shares could cause immediate and substantial dilution to the net tangible book value of shares of common stock issued and outstanding immediately before such transaction. Any future decrease in the net tangible book value of such issued and outstanding shares could materially and adversely affect the market value of these shares.

The Trading Price Of IQB's Common Stock Entails Additional Regulatory Requirements, Which May Negatively Affect Such Trading Price.

The trading price of IQB's common stock has traded below $5.00 per share. If IQB's stock trades below this price level, trading in IQB's common stock is subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934. These rules require additional disclosure by broker dealers in connection with any trades generally involving any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such rules require the delivery, before any "penny stock" transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must determine the suitability of the penny stock for the purchaser and receive the purchaser's written consent to the transaction before sale. The additional burdens imposed upon broker dealers by such requirements may discourage broker-dealers from effecting transactions in IQB's common stock affected. As a consequence, the market liquidity of IQB's common stock could be severely limited by these regulatory requirements.

Stockholders Have No Guarantee Of Dividends.

      The holders of IQB's common stock are entitled to receive dividends when, as and if declared by the IQB board of directors out of funds legally available therefore. To date, IQB has not declared nor paid any cash dividends. The IQB board of directors does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in IQB's business operations.

            RISKS RELATED TO THE MERGER

While IQB's Share Price Has Been Volatile In Recent Periods, The Merger Exchange Ratio Is Fixed And No Adjustment To The Exchange Ratio Will Be Made As A Result Of Fluctuations In The Market Price Of IQB's Common Stock.

      IQB's share price has been volatile in the past and may continue to be volatile in the future. During the 12 month period ended March 31, 2005, the closing price of IQB common stock ranged from $1.64 to $6.35. Upon completion of the merger, each share of Wherify capital stock will be converted into the right to receive approximately 4.76 shares of IQB common stock. The exchange ratio will not change even if the market price of the IQB common stock fluctuates. In addition, neither party may withdraw from the merger or resolicit the vote of its stockholders solely because of changes in the market price of IQB common stock. The specific dollar value of IQB common stock that Wherify stockholders will receive upon completion of the merger will depend on the market value of IQB common stock at that time. Wherify stockholders will not know the exact value of IQB common stock to be issued pursuant to the merger at the time of the Wherify special meeting of stockholders.

Wherify Stockholders May Be Limited In Their Ability To Sell, Transfer Or Pledge Shares They Receive In The Merger For Certain Periods Of Time.

      Wherify has agreed to use its best efforts to obtain lock-up agreements from all its stockholders. In addition, a condition to the merger is that 66 2/3% of the Wherify stockholders holding 0.5% or more of Wherify capital stock must execute lock-up agreements. By executing the Lock-Up Agreement, a stockholder agrees that, with respect to shares of IQB common stock received in exchange for shares of Wherify capital stock acquired prior to December 20, 2004, the stockholder will not sell or otherwise dispose of such shares for a period of 60 days after the consummation of the merger and will not sell or otherwise transfer more than 50% of such shares until the date that is one year after the consummation of the merger. The Lock-Up Agreement, however, does not apply to shares of IQB issuable upon exercise of stock options held by those employees who were not officers or directors of Wherify prior to the merger or of the combined company immediately after the merger. However, the combined company may, in its sole discretion, and at any time, consent to the sale of shares by the former Wherify stockholders.

      Shares purchased after December 20, 2004 are subject to different lock-up terms. Shares of IQB common stock received in exchange for shares of Wherify Series C preferred stock purchased between December 20, 2004 and January 12, 2005 cannot be sold or otherwise disposed of for a period of 60 days after the consummation of the merger and then are freely transferable. Shares of IQB common stock received in exchange for shares of Wherify Series C preferred stock purchased during the period from January 13 to January 19, 2005 cannot be sold for 90 days after the merger and then no more than 50% of such shares can be sold until the date that is 180 days after the date of the merger.

      The Lock-Up Agreement also provides that, notwithstanding the foregoing, if at any time prior to the first anniversary of the merger agreement, Mr. Scigliano or his successor on the IQB board of directors determines in his or her reasonable judgment that IQB has suffered a material adverse effect, as defined in the merger agreement, then the terms of any of the lock-up periods that have not expired shall be extended by a period equal to the period during which such material adverse effect is continuing.

A Significant Number Of Shareholders May Exercise Dissenter's Rights In Connection With The Merger, Resulting In A Significant Cash Drain On The Combined Company.

      Under Section 1300 of the California Corporations Code, holders of IQB and Wherify common stock are entitled to dissenters' rights in the event they do not vote in favor of the merger and they properly exercise their dissenters' rights. If a significant number of IQB stockholders elect to exercise dissenters' rights, the combined company could be required to make cash payments to those stockholders as and when the company has sufficient legally available funds therefor, resulting in a drain on the combined company's cash reserves in an amount constituting a material adverse effect upon the combined company.

The Merger Could Cause IQB Or Wherify To Lose Key Personnel, Which Could Materially Affect The Combined Company's Business And Require The Companies To Incur Substantial Costs To Recruit Replacements For Lost Personnel.

      As a result of the announcement of the merger agreement, current and prospective IQB and Wherify employees could experience uncertainty about their future roles. This uncertainty may adversely affect the ability of the combined company to attract and retain key management, sales, marketing and technical personnel. IQB and Wherify employees may be concerned about the strategic focus and direction of the combined company, and seek to find employment elsewhere. Any failure to attract and retain key personnel prior to and after the consummation of the merger could have a material adverse effect on the business of the combined company.

Some Of IQB's And Wherify's Officers And Directors May Have Conflicts Of Interest That May Influence Them To Support Or Approve Adoption Of The Merger Agreement.

      Some officers and directors of IQB and Wherify participate in arrangements that provide them with interests in the merger that are different from yours, including, among others, the continued service as an officer or director of the combined company, acceleration of stock and stock option vesting, retention and severance benefits, continued indemnification and the potential ability to sell an increased number of shares of the combined company due to acceleration of the vesting periods for certain stock and stock options. These potential interests, among others, may influence the officers and directors of IQB and Wherify to support or approve adoption of the merger agreement. For a more detailed discussion of these potential interests see "The Merger--Interests of Directors and Officers of IQB and Wherify in the Merger" on page 55.

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

o Costs related to the merger, such as legal, accounting and fairness opinion fees, must be paid even if the merger is not completed; and

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

      In general, either party can refuse to complete the merger if there is a material adverse change affecting the other party between April 14, 2004, and the closing. However, some types of adverse changes, events, circumstances or developments will not prevent the merger from going forward, even if they would have a material adverse effect on IQB or Wherify, including adverse changes, events, circumstances or developments resulting from:

o General economic conditions or conditions generally affecting the markets for each of the company's products, except to the extent that IQB or Wherify is materially disproportionately affected;

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

Accounting Rules Applicable To The Combined Company Could Adversely Affect Valuation.

      The name of the surviving entity of this business combination will be Wherify Wireless, Inc. After the combination, the former stockholders of Wherify will own approximately 77% of the stock of the combined entity calculated on a fully diluted basis including all outstanding convertible securities. SEC accounting rules call this a "reverse merger" whereby the financial history and fiscal year-end of Wherify continue as the financial history and fiscal year-end of the combined company excepting the capital structure, which legally becomes that of IQB. All prior financial history of IQB is erased. The approximate 23% of the combined entity remaining with the IQB shareholders will be valued based upon the current stock price and all tangible and intangible assets of IQB revalued to an amount equal to the product of the stock price multiplied by the shares held by the former IQB stockholders plus IQB's total liabilities. The excess of IQB's total valuation less identifiable assets and liabilities will be accounted for as goodwill. All goodwill of IQB as of the date of the merger, which at March 31, 2005 was estimated to be approximately $32 million, will be written off on the closing of the merger.

      The goodwill and any identifiable intangibles recorded in the merger transaction is reviewed annually and must be written down to its estimated fair value based on management's view of the present value of future estimated cash flows. Should IQB's products not prove successful in the market place, the value of these products may be impaired, which would materially and adversely affect the operating results of the combined company.

Item 3. CONTROLS AND PROCEDURES

In accordance with the Securities and Exchange Act of 1934, as amended, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2005, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

IQB anticipates it may become involved in pending litigation in the Superior Court for the County of Fresno, State of California. The complaint in the matter was filed on April 29, 2005. The principal parties are IQB and persons formerly affiliated with or employed by IQB, including Sylvie Lariviere, Robert Rios, Toni Lange, Fernand Beland, Frederic Serre and Roland Vroye. The complaint alleges that IQB owes stock options to the plaintiffs in accordance with the terms of alleged oral agreements entered in or about 2001. The complaint seeks to recover damages and/or an award of options entitling the plaintiffs to purchase IQB stock at a favorable price.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

On March 31, 2005 and April 1, 2005(,) respectively, the Company issued 50,000 and 25,000 shares of restricted stock to two firms engaged as consultants by the Company for investor relations purposes. Both consultants are accredited investors and the issuance of the common stock is claimed to be exempt from registration pursuant to Sections 4(2) and 4(6) of the Securities Act of 1933.

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

                               IQ BIOMETRIX, INC.
                               ------------------
                                  (Registrant)





Date May 16, 2005                      /s/ William Scigliano
                                           ----------------------------
                                           President & CEO

Date May 16, 2005                      /s/ Michael Walsh
                                           ----------------------------
                                           Chief Financial Officer