Form 10KSB
period 2005-06-30
WHERIFY WIRELESS INC
filed 2005-10-13
CIK 1051902

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


               |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2005           Commission File Number 0-24001


                             WHERIFY WIRELESS, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


                                    Delaware
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)


                                   76-0552098
                      ------------------------------------
                      (I.R.S. Employer Identification No.)


                         2000 Bridge Parkway, Suite 201
                        Redwood Shores, California 94065
                               Tel: (650) 551-5277
               ---------------------------------------------------
               (Address, including zip code, and telephone number,
                      including area code, of registrant's
                          principal executive offices)


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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The issuer's revenues for the fiscal year ended June 30, 2005 were $300,801.

The aggregate market value of the voting stock held by non-affiliates of the registrant on September 22, 2005 was approximately $180,943,216, based on the closing price of such stock of $3.45 on such date. The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of September 22, 2005 was 52,447,309.

Transitional Small Business Disclosure format (Check one): YES |_| NO |X|

                                     PART I

      ITEMS 1 AND 2. BUSINESS AND PROPERTIES.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

      In addition to historical information, this report contains predictions, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under "Risk Factors" and elsewhere in this report, and some of which we may not know. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue" or the negative of these terms or other comparable terminology.

      Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in this report in greater detail under the heading "Risk Factors." Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management's beliefs and assumptions only as of the date of this report. You should read this annual report on Form 10-KSB and the documents that we have filed as exhibits to this annual report completely and with the understanding that our actual future results may be materially different from what we expect.

      Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

      GENERAL

      Wherify Wireless, Inc. ("Wherify" or the "Company") is a leading developer of patented wireless location products and services for family safety and communications, and law enforcement and security technology solutions. Our portfolio of intellectual property includes our proprietary integration of the US Government's Global Positioning System (GPS) and wireless communication technologies; our patented back-end location service; the Wherifone(TM) GPS locator phone which provides real-time location information and lets families with pre-teens, seniors, or those with special medical needs, stay connected and in contact with each other; and our FACES(TM) industry-leading facial composite technology, which is currently being used by thousands of public safety agencies worldwide. Our name, Wherify Wireless, reflects our mission and objective:
verify the location of loved ones or possessions of value through wireless technology.

      On April 14, 2004, Wherify (formerly known as IQ Biometrix, Inc.) a wholly owned subsidiary of Wherify, and Wherify California, Inc., a California corporation (formerly known as Wherify Wireless, Inc.) ("Wherify California") entered into an Agreement and Plan of Merger pursuant to which the wholly owned subsidiary merged with and into Wherify California, with Wherify California surviving as a wholly owned subsidiary of Wherify. Both Wherify and Wherify California received shareholder approval for the merger at special meetings held on July 19, 2005, and the merger was closed on July 21, 2005. Upon the merger, Wherify (which was then known as "IQ Biometrix, Inc.") changed its name to "Wherify Wireless, Inc.", and shortly thereafter Wherify California (which was then known as "Wherify Wireless, Inc.") changed its name to "Wherify California, Inc." Wherify was originally the result of a merger of JVWeb, Inc., a Delaware corporation, and IQ Biometrix California, Inc., a California corporation. JVWeb was incorporated on October 28, 1997. Wherify California was incorporated in March of 1998, and was founded to develop products and services to compete in the wireless location-based services ("WLBS") market.

      Since the merger was consummated, we have operated through two business segments, our wireless location products business and our facial composite software business. We operate part of our wireless location business through our wholly-owned subsidiary, Wherify California. While our facial composite software business currently accounts for most of our revenue, this business segment is not expected to constitute a significant part of the ongoing business operations of the combined company.

             DESCRIPTION OF OUR WIRELESS LOCATION PRODUCTS BUSINESS

      GENERAL

      We have developed a comprehensive, end-to-end location system, which includes both a wearable locator and hand held "cell phone" type device ("Personal Locators") utilizing a proprietary Location Service Center ("LSC") for communications with the Personal Locators. Our tested and proven location system enables subscribers to obtain accurate location information for loved-ones or valuable property directly through the Internet or over any phone, 24 hours-a-day, seven days a week. Two-way voice communications enabled in the hand held unit will allow direct voice communication between the subscriber and a loved one or care giver.

      Our first hardware product, a children's model GPS Locator, combined the power of enhanced GPS and digital personal communications service ("PCS") technologies. This product embedded a highly miniaturized location system within a lightweight wrist-worn device. Importantly, in addition to providing location information this device could be used to send out a panic call in the event of an emergency, as well as function as a pager and an accurate watch.

      Our next generation product combines the power of enhanced GPS and tri-band GSM technologies. This product allows a remote user to not only "ping" the device to receive location information, but also to make a call to the device to speak directly with the device user. In addition, the device user can make direct calls through the device and also call 911 in case of emergency.

      We can provide location and tracking information in real-time to customers using the product for both routine and emergency situations through Wherify's 24x7 Location Service Center and carrier-class automatic call distribution equipment that is connected to existing telephony and internet infrastructures. Following purchase and service activation, a subscriber may determine the locations of the product either by telephoning a toll-free number or through the Internet.

      The Location Service Center and automatic call distribution equipment are fully equipped with an off-the-shelf database, computer and telephony call distribution and credit card billing application software. Subscriber telephony and Internet communications are routed through our-proprietary, fault-tolerant, carrier-class, and application-specific interface software.

      We intend to design and market a family of GPS Locators to address five major markets: children, adults (Alzheimer's patients, senior, disabled, active adults, teenagers), automotive/commercial/payload tracking, pet owners and corrections (electronic offender monitoring). Following purchase and service activation, a subscriber may determine the locations of the product either by telephoning a toll-free number or through the Internet.

      Our hardware products are essentially enablers of our location service system. We expect that the majority of our gross margin after subscriber buildup will come from recurring service revenues. Our new handheld unit is expected to retail for $149. Monthly recurring service revenues will vary based upon the selected monthly rate plans. We expect that standard rate plans will range from $14.95 to $49.95 per month. Wherify California began selling its initial product in May 2003, but discontinued this product in May 2005.

      Having built the first wearable GPS Personal Locator, we plan to integrate this technology platform into a wide variety of products for the emerging location-based services marketplace worldwide. We have developed a GSM version of our handheld locator ("Wherifone"), which will allow us to further penetrate the international market. This product is in production, has met the first steps in certification, and is now going to mobile operators for final network approval. Additionally, We have plans to develop a smaller, adjustable version of our first generation children's watch, utilizing GSM technology. We discontinued sales and support of our first generation watch in May 2005 (and anticipate switching customers to the Wherifone after final carrier approval). We expect the new GSM versions of the watch to be available in 2006. For our next generation products, we plan to partner with strategic "market makers" who would work together with us to market and distribute specific products through their channels.

      Additionally, we expect that the Wherifone will allow for global expansion. We intend to distribute this product through international carriers. For international expansion, we would build Location Service Centers in each international region.

      INDUSTRY OVERVIEW

      The wireless location-based services market is a relatively new industry. Following is a brief description of some of its characteristics:

      o     Prices  of   enabling   "location"   technologies   (GPS,   wireless
            connectivity,   Internet)  and  products  are  falling  while  their
            capabilities are increasing;

      o Availability and deployment of higher speed wireless data networks (GPRS, EDGE, WCDMA) and products are emerging;

      o The Internet has provided the ability to host application services eliminating the technical infrastructure and management expense;

      o Network operators and wireless carriers are seeking new, higher margin services to offset declining voice access revenues; and

      o Consumer awareness and interest is increasing in personal location safety, vehicle tracking, roadside safety and anti-theft services.

      OUR STRATEGY FOR OUR WIRELESS LOCATION PRODUCTS BUSINESS

      Our objective is to be the leading provider of wireless location services by pioneering the convergence of state-of-the-art enhanced global positioning, wireless communications and other technologies that empower people and businesses with the ability to locate loved-ones or personal property whenever and wherever needed.

      We believe that our multi-pronged strategy to penetrate our target markets can create significant barriers to entry.

      TARGET MULTIPLE APPLICATIONS

      Our planned family of GPS Personal Locators are targeted to address five major markets: children, adults, automotive/commercial/payload tracking, pet owners and corrections. We intend to use strategic pricing and promotion programs to initially capture a substantial customer base from the personal safety segment of the emerging wireless location-based services market. We also intend to offer our Location Service Center services to non-Wherify products and hardware systems (i.e. handsets, personal electronics) of major electronics manufacturers as such third-party products and systems become available.

      Children. Due to the emotional nature of the benefit Wherify is offering, we view this segment as having the most immediate market potential, and therefore the locator watch was the first product launched. The GPS Personal Locator for Children was targeted for dual-income and single parents of 4-12 year old children. At the lower end of this age range, children are starting to gain more independence from their parents and are more likely to be "out of the parent's sight" for a variety of reasons (day care; school; playing with friends; etc). We believe that both parent and child interest in the product would level off after age 12, when a child's range of freedom and desire for privacy increases dramatically. The service was positioned as "complementary" to parent supervision, not a replacement for it. The Wherifone will be positioned as a children's first cell phone, with the location features that a parent needs to keep tabs on their 6-14 year old child. This product has replaced the GPS Personal Locator for Children for this segment.

      Adults. We believe the demographic segments offering the greatest opportunities are Alzheimer's patients, other seniors (65+ years of age), and active adults and teens. One primary application is for "active adults": those people who participate in recreational activities (such as boating, jogging, hiking, camping) that could put them at risk of getting lost, being injured or becoming a victim to a violent crime. Other potential users include working women, teens, couples and developmentally challenged adults. Wherify believes that these people would be very interested in using the location service during an emergency situation, as a combination location service/notification to law enforcement when a crime is in process where a subscriber is the victim, and simply as a means of communicating one's location to a friend or loved-one. The Wherifone will be marketed to this segment of the market.

      Automotive/Commercial/Payload Tracking. As competitive forces continue, we believe that car and truck dealers will continue to look for ways of increasing their profitability through value-added services and after-market sales. We believe that our products and services would offer dealers this type of profit-building opportunity. The hand held unit will be positioned as the "OnStar" in your pocket and out of the car. Permanent installation for theft recovery applications would be simplified due to the miniaturized nature of the hardware and the embedded antenna technology. It could be placed in virtually any car or truck the dealer sells.

      We are also targeting businesses and organizations that use fleets of vehicles. We believe our products would be attractive to any business owner who needs to know the location of their vehicles and/or payload(s).

      The Wherifone, with accessories such as a cigarette lighter adapter and a direct connection to the automobile battery and/or UBS system, will be marketed to this segment of the market.

      Pet Owners. This market segment would utilize our technology to locate pets that have run away, been stolen or become lost. The pet collar device will be of a clip on nature and will utilize the same location (GPS) and communication (cellular) technologies as the GPS Personal Locator; however, since it will not need many of the added features (watch display, paging, wearer-triggered alarm), we anticipate being able to produce it at a lower unit cost. We intend to use the Wherifone core technology, wrapped in a more industrial, water resistant package that will attach securely on a pet's existing collar, to market to this segment.

      Corrections. Current technologies used to monitor individuals with movement-restrictions often do not meet the needs of law enforcement officials. For example, house arrest systems that utilize an "RF tether" to monitor an individual's presence in his or her home will alert officials if the person leaves the house, but will not provide information on where the person has gone. Wherify believes the increase in over-crowding in jails and prisons provides a further incentive to utilize location and tracking products.

      We believe that the criminal justice system will have a strong interest in a modified version of the Wherifone. This version of the Wherifone will only incorporate the location (GPS) and communication (wireless) technologies, as the justice system will not have the same demands on appearance and added features that the consumer has. These products will also most likely be leased in bulk quantities.

      FORGE STRATEGIC RELATIONSHIPS

      Establishing and building United States and international partnerships, licensing agreements, OEM, and carrier relationships with major market players, utilizing our technologies will facilitate efficient entry into new markets. Forging strategic partnerships including co-branding, distribution and marketing with telecommunication companies, wireless carriers, national retailers, major consumer brand companies and mass media will align our sales and marketing efforts with established sales channels. Our locators were designed by Flextronics, Inc., which also provided some pre-production services to us. CalComp Electronics Public Company Limited, is currently manufacturing the product. Both of these companies are respected contract manufacturers.

      LEVERAGE FIRST MOVER ADVANTAGE

      We believe we are the first company to successfully design and develop a low-cost, personal locator for the consumer and business markets using existing wireless and GPS "chip" sets, networks and technologies. We believe that leveraging existing third-party telephony, contract manufacturing, application software packages and data/call center infrastructures will minimize our costs and time-to-market.

      WIRELESS LOCATION SEGMENT PRODUCTS AND SERVICES

      We have developed a comprehensive, miniaturized, end-to-end personal location system, which includes both a hand held locator (hardware) and a proprietary Location Service Center (software). Our tested and proven technology will enable people to obtain accurate location information for loved-ones or valuable property directly through the Internet or over any phone, 24 hours-a-day, seven days a week. Having built the first wearable personal location system, and developed enhanced GPS with GSM technology, we plan to integrate this technology into a wide variety of products for the emerging location-based services marketplace around the world.

      Our products provide real-time information on product location as a service to consumer and business customers in both routine and emergency situations. This service will be provided through our 24x7 Location Service Centers housed in web co-hosting data center companies. The Location Service Centers use our proprietary application-specific interface "thin-client" software (patent pending) and carrier-class Automatic Call Distribution ("ACD") equipment that is connected to existing telephony and Internet infrastructures.

      The key features of our initial product are identification and communication electronics that have the ability to receive commands and send responses using a wireless signal initiated either by a telephone call or an Internet transaction. The product can determine its own location and communicate this information through worldwide GSM networks to Wherify's Location Service Center. The searching party will be given the user's exact location through the Internet via a map interface on Wherify's web site or verbally by telephone.

      Additionally, our Wherifone technology has incorporated two-way voice communication combined with location services. We have developed the Wherifone using Siemen's wireless GSM technology, which will allow for deployment in Europe, Asia, Latin America and other GSM-centric markets around the world.

      WIRELESS LOCATION SEGMENT CURRENT AND PLANNED PRODUCT DESCRIPTIONS

      Our next generation technology will first be released in the form of a slim, small and lightweight GPS locator phone. The Wherifone has enhanced features like two-way voice communication and tri-band GSM / GPRS technology. Additionally, the Wherifone has a one-touch Request 911 operation, which will connect the user directly to a 911 operator for emergency situations. The 911 operators will not only be able to talk with the user, but will be able to pinpoint the location of the user. Other features include a one-touch push button for concierge services and five user-programmable buttons for direct calls, LED display, four day battery life, 2-3 hours of talk time and a global footprint. The Wherifone is currently in beta release and a full release is scheduled for the fourth calendar quarter in 2005.

      Adult Model ("AM.1"). We intend to market the Wherifone to the Adult market, then segue this market over to the next generation watch. The follow-up generation of the watch will initially take advantage of the technological advances resulting in a smaller, more sophisticated and fashionable design. A wide variety of color combinations will be offered to appeal to the range of potential users.

      Electronic Monitoring(EM)/Corrections (COR"). The planned EM/COR model is based upon an anklet design, and is intended to provide the same accurate location determination features as the Wherifone. However, the EM/COR model is expected to also have additional features that will make it appropriate for use by correctional institutions as a tracking product for electronically monitored felons. It will be structurally more robust and rugged, with a larger power source for continuous tracking, and specially designed mechanical attachment/controls for institutional installation and removal.

      We intend to design a separate Wherify proximity module to accompany the EM/COR model, allowing institutions to replace existing early release corrections program proximity-monitoring anklets, or electronic shackles, with a Wherify product, which will not only verify the unit is within range of a specified monitoring area, but also generate location information. If the EM/COR product should leave the pre-programmed monitoring radius, the proximity feature will generate an alarm to activate the tracking system at Wherify's Location Service Center, and will notify by telephone the appropriate personnel (911 operators, police, parole officers) for response.

      As currently designed, there is no method for the wearer to trigger an alarm from the EM/COR model. It will be attached with a tamper-resistant mechanism to make the item exceptionally difficult to remove without the proper unlocking device, which will remain in the ownership of the proper authorities. Tampering with the device will trigger an alarm to activate the tracking system at Wherify's Location Service Center. This alarm will alert the appropriate personnel (parole officer, police) required to respond that the product has been tampered with. Target user profile will be penal institution inmates. Niche market applications include individuals that may be released early from jail or prison.

      Automotive/Commercial/Payload. We intend to market the Wherifone, with accessories such as a cigarette lighter adapter and car battery adapter to this channel. This will allow for a small, self-contained unit that attaches to any number of installation points; from a car's rear view mirror to a delivery truck's bumper, or loaded into a pallet of cargo (payload) making installation simple at a dealer as an after-market product, or point of debarkation. Because the product can work independently of the vehicle's electrical system and operate off a long-life rechargeable (from cigarette lighter) battery, it could be easily installed in virtually any vehicle, not requiring the dealer or fleet manager to take the car out of service. This same system is also capable of being tethered into the electrical system of any car or truck allowing for a uninterrupted power source and a more stealth mode of operation.

      Next generation vehicle products will be connected directly to the automobile's UBS port, allowing the device to record and send out data pertaining to vehicle diagnostics, air bag deployment, and car lock and unlock, among others.

      Pet Collar. The pet collar model will provide the same accurate location determination features as the Wherifone. The primary target will be house pets such as dogs (52 million in U.S.) and cats (59 million in U.S.), but the collar is expected to be adjustable to fit larger animals, such as horses. Additional features will be added to make the Pet Collar water resistant, provide for a longer battery life and make the housing more industrial. Other features found in the Wherifone will not be needed, such as two-way voice communication. Wherify believes that this will enable it to produce and price the pet collar at a level acceptable to pet owners nationwide, in line with the cost of the Wherifone (estimate $149 retail). We intend to distribute the product though veterinary offices throughout the U.S. and through major pet supply stores as well as big box retail.

      International Products. We believe that there is a significant opportunity for expanding our service into international markets. Wherify has developed the GSM Wherifone, which will support the Pacific Rim, Asian, South American and European markets. In addition, specified changes to the hardware and the Location Service Center architecture as well as country specific carrier relationships will be required in order for the product to operate on international wireless networks.

      Our decision on when and how best to expand internationally will be based on a number of factors, including the size of the market opportunity, the technological ease of expansion, and local regulatory issues.

      LOCATION SERVICE CENTER OVERVIEW

      Wherify's proprietary Location Service Center provides the complete array of back-end services to subscribers. Upon purchase of the product, selection of a service plan and activation of service, customers complete a profile that identifies desired features (for example, user-triggered alarm capabilities), as well as a detailed physical description of the primary user of the product (optional). A subscriber can have more than one product included on his or her account, and can set up individual profiles for each product.

      The subscriber initiates requests for information on their product's location by telephone (1-877-WHERIFY) or through the Internet via Wherify's web site. Wherify's Location Service Center ("LSC") automatically contacts the product via the local cellular communications infrastructure, requesting the product's location. The Wherifone utilizes GSM/GPRS technology and transmits on a GSM network. The Wherifone locator utilizes tri-band GSM technology.

      The product's GPS electronics, utilizing advanced "weak signal server-enhanced" technology, will provide rapid location identification. With this technology, the most current satellite data ("Ephemeris data") is delivered to the product during the request for location. This greatly enhances GPS performance in less-than-ideal circumstances (i.e. urban canyons, deep building interiors,. and other difficult areas), enabling the product to get a location from GPS satellites ten times faster (10 seconds versus 100 seconds) than with Standard GPS. The cellular tower ID is also used to augment the location information provided.

      Having determined its location, the product then communicates the location information to the Location Service Center. The location information is then passed to the subscriber via the Internet (with a map and closest street address) or over the phone (via live operator). In most cases, the entire process takes less than 60 seconds. A copy of the event is stored in the customer's files.

      The accuracy of the location information provided by Wherify products will be within a few feet in optimum conditions, significantly better than that required by FCC (accuracy to be within a radius of 150 feet 67% of the time).

      An emergency response can be activated in two ways: the subscriber can request an emergency response by contacting our Location Service Center over the phone, or the user can request an emergency response by pressing a pre-programmed button on the product. In both cases, the user's location and direction of movement is determined, and the information passed to our trained emergency operators. If required, Wherify's emergency operators will contact the appropriate 911 Public Safety Answering Point who can dispatch local authorities to the user's location.

      In addition to these basic location reporting and emergency response capabilities, the Location Service Center also offers several additional features to subscribers:

      Breadcrumbing. The subscriber is able to get a report on a series of location events through "breadcrumbing". With this feature, the user can determine the location history of the user. Parents may want to use this feature to confirm the whereabouts of their child if he or she is in the care of a guardian and has several appointments throughout the day. To utilize this feature, the subscriber predetermines the number of locations he or she wishes to track, as well as the desired time interval between locations (i.e. identify a total of 12 locations, one every 15 minutes). Once all locations are identified, a report will be automatically issued. The subscriber can then request a mapping of the desired locations.

      Paging. Subscribers can send numeric pages to the user via the subscriber screen on the web site. Both subscribers and non-subscribers can also page the product directly over any phone.

      Temporary Guardians. Through the Location Service Center, subscribers can set-up a "temporary guardian", who will have access to location features only (no account management functions). Parents may want to use this feature when their child is visiting a relative and they want that person to be able to determine the child's location.

      Custom Installations. Custom installations will be available to corporate customers, such as amusement parks and corrections facilities, who want to purchase independent custom-designed systems to monitor and track their Wherify products.

      TECHNOLOGY

      Our  wireless  products  are  wireless  location   technology-independent.
Consequently, whether the various wireless operators choose to use GPS, AOA, TDOA, adaptive antenna arrays or multipath fingerprint location systems, Wherify's product and Location Service Center is equally effective. Our current product design utilizes tri-band GSM telephony chip sets and can be adapted in the future to the then prevalent wireless technology, be it 2.5G or 3G. The product's GPS electronics, utilizing advanced "weak signal server-enhanced" technology will provide rapid location identification.

      Each product is programmed with a unique I.D. number and uses standard cellular frequencies to communicate its location. The product is also programmed with a unique subscriber I.D. number. This allows the owner to subscribe to the service needed, such as 24-hour tracking or emergency only.

      We have developed a "carrier-class" architecture and facility to create and manage our proprietary Location Service Center (reliable to 99.999%). The Local Service Center runs on Tandem, Non-Stop Himalaya model servers. Tandem's fault tolerant system was chosen by Wherify management because of Tandem's position in the wireless phone service provisioning market and its record for building scaleable systems that have high availability and performance. This enables cost-efficient expansion, without the need for application code changes. NonStop Himalaya servers are used by most of the world's largest telecommunications companies to deliver an aggressive rollout of wireless communications features and services, while maintaining "dial-tone" reliability.

      SALES AND MARKETING

      We anticipate that our Wherifone product will retail for less than $150, with monthly service plans ranging from $14.95 to $49.95. We intend to use several different sales channels for our products:

      Direct Sales Channel. We intend to sell our products domestically through direct and indirect sales channels and specialty markets. Our initial sales and distribution strategy is to establish product awareness and build volume through a distribution strategy comprised of a combination of direct and indirect channels.

      Ongoing inquiries from consumers interested in purchasing the product directly from us and traffic to our web site provide strong evidence of the underlying consumer interest in acquiring our product. Capitalizing on this awareness we have been able to build traffic on our web site and our partnership with affinity groups. We believe that this "grassroots" approach is a cost-effective way of establishing us in the market.

      Direct-to-consumer distribution channels include: e-commerce, telesales, partner programs, and possibly our own kiosks located in high traffic retail locations.

      Retail Sales Channel. To achieve our volume and awareness goals, our sales efforts are focused on gaining distribution through national consumer stores and various security companies, as well as regional and local retailers. Wherify intends that the Wherifone product line will be distributed through strategic partners to big box retail stores such as Best Buy, Circuit City, RadioShack, Staples, Wal-Mart, and Target. To date, we have entered into only one distribution agreement with such big box retailers.

      Additional Sales Channels. To build market share and profitability, we plan to augment our sales efforts with additional channels, including OEM, government, and business-to-business channels. We believe these broad distribution channels, along with the retail and the direct-to-consumer channels, will create opportunities for us to pursue a diverse range of consumers throughout the United States.

      Within our partners program, business-to-business or OEM channel, we also plan to target several vertical markets, such as the security market, the automobile roadside assistance channel, and the cellular carrier's subscriber base. Security service firms, such as ADT, have an established base of consumers with heightened security concerns, and we believe these people will be highly receptive to our product. Automobile roadside assistance companies, such as AAA, have millions of subscribers and huge upsale potential. We intend to leverage their customer base for increased market share.

      Specialty Sales Channels. Our strategic partners as well as our own sales team will handle sales to specialty market outlets, including electronic monitoring/corrections, automotive/commercial/payload, and pet care.

      For the electronic monitoring/corrections market, we intend to build on our relationships with key federal and regional law enforcement agencies across the country. WE will continue to work with the Office of Law Enforcement Technology Commercialization ("OLETC"), which was formed to develop and refine new strategies to accelerate the commercialization of innovative law enforcement and corrections ("LEC") products. We intend to work with OLETC to address law enforcement and corrections' needs for a high-quality, low-cost product that will enable law enforcement and corrections personnel to monitor and track the location of people who are on supervised release. We intend that OLETC will be our primary partner in providing introduction, implementation and endorsement of the correction product in both federal and state law enforcement groups throughout the U.S. We intend to work with the L.A. County Sheriffs Office, the Florida State Police, and the Ohio State Prison Bureau during development of the correction product and will be utilized for beta testing. The corrections market will be offered products through lease programs, accompanied by appropriate monitoring and tracking services. Most contracts are won by competitive bid and will vary according to need, ranging from 24-hour tracking to parameter monitoring.

      MANUFACTURING

      Presently, we outsource all assembly, testing and supply chain functions in order to reduce fixed overhead and personnel costs, thus providing flexibility in meeting market demand and to recognize economies of scale that a larger manufacturing organization can provide. We contracted with Flextronics for the design and certain pre-production services of our Wherifone product line. We have contracted with CalComp Electronics Public Company Limited for the manufacturing of our Wherifone product line. To date, we have received 5,200 units of our GSM Wherifone product from the manufacturer. We do not expect any substantial modifications are necessary in order to bring the product to market. We have started full production of our Wherifone product and are in the process of finalizing our strategic partnerships with telecommunication companies, wireless carriers, and national retailers. Our manufacturer requires a letter of credit for the full amount of the goods prior to the commencement of manufacturing.

      COMPETITION

      The wireless location-based services market is a relatively new and immature industry, and we expect it to become highly competitive. There are substantial barriers to entry, but competition from existing competitors and new market entrants will intensify in the future. Current and potential competitors in our markets include, but are not limited to the following: uLocate Communications, Inc., Benefon OYJ, Global Pet Finder, POMALS Inc., and LoJack Corporation.

      We believe that we hold a distinct competitive advantage over all identified potential direct competitors. In addition to its smaller size and superior performance and features, only the Wherifone is designed to have enhanced GPS with GPS/ GPSR technology with a very small form factor. Additionally, the accuracy of the technology is estimated to be 1-20 meters. The competing technology in GSM is estimated to give 100-300 meter accuracy. The Wherifone is also designed to control the outbound call of the user which is expected to give the company an advantage to other technologies.

INVENTORY, RAW MATERIALS, RIGHT OF RETURN AND SEASONALITY

      We expect to carry reasonable amounts of inventory in distribution centers in order to meet customer delivery requirements in a manner consistent with industry standards. The terms of each strategic partner relationship will determine the payment terms that we will receive from our customers. These will likely vary by customer.

      Energy necessary for the out-sourced manufacturing facilities consists of electricity, natural gas and gasoline, all of which are currently in generally adequate supply. The facilities contain automation and, therefore, require a reliable source of electrical power. Labor is generally available in reasonable proximity to the manufacturing facilities. Difficulties in obtaining any of the aforementioned items could affect our results. Our manufacturer requires adequate supplies of a large number of components. If sufficient supplies of these components are not available, we may not be able to manufacture a sufficient number of the Wherifone product to meet expected demand which could have a significantly adverse affect on our business.

      We expect to permit returns under certain limited circumstances, generally pursuant to warranties which we believe will be similar to current industry practice.

      The wireless communications industry typically experiences increased sales in the fourth calendar quarter and lower sales in the first calendar quarter of each year. For example, sales of wireless handsets, two-way radios and related products increase during the year-end holiday season. We believe that it is likely that we will experience a similar seasonality in the demand for the Wherifone product.

RESEARCH AND DEVELOPMENT COSTS

      Research and development costs for fiscal year 2005 equaled $4.9 million or 40% of our total expenses in that year. Research and development costs for fiscal year 2004 equaled $3.0 million or 32% of our total expenses in that year. Research and development costs for fiscal year 2003 equaled $2.4 million or 26% of our total expenses in that year.

      INTELLECTUAL PROPERTY

      We rely on a combination of copyright, trademark, trade secret and other intellectual property laws, nondisclosure agreements and other protective measures to protect our proprietary rights in our wireless location products business. Our first patent in this business segment was approved by the United States Patent Office on December 7, 1998, and was issued on May 18, 1999. Additional patents have been issued on March 26, 2002 and May 14, 2002. Other patents, filed in June 2003 and March 2005, are pending. We rely on third-party licensors and other vendors for patented hardware and/or software license rights in technology that are incorporated into and are necessary for the operation and functionality of our products.

             DESCRIPTION OF OUR FACIAL COMPOSITE SOFTWARE BUSINESS

      OVERVIEW

      We are a provider of facial composite software to federal, state and local law enforcement agencies primarily in the U.S. and several European countries. The FACES(TM) technology was initially developed in the mid-1990's by Montreal-based entrepreneur Pierre Cote, the founder of InterQuest Inc., which launched FACES(TM) version 1.0 in 1998. InterQuest subsequently filed for bankruptcy in October 2000. In August 2001, another Canadian company acquired the FACES(TM) technology out of the bankruptcy proceedings on a deferred payment basis. When this acquirer was unable to raise funds to make the deferred payments, it defaulted and filed for bankruptcy in September 2001. Pierre Cote and other former InterQuest management and stockholders founded IQ Biometrix California, Inc. acquired ownership of all of the right, title and interest in and to the FACES(TM) business and intellectual property, including software, patents and trademarks, the FACES(TM) library, inventory and other items out of bankruptcy.

      On March 22, 2002, IQ Biometrix California merged with and into IQB Acquisition Corporation, a newly formed, wholly-owned Delaware subsidiary of JVWeb and JVWeb changed its name to "IQ Biometrix, Inc." Because JVWeb had no significant assets or operations at the time of the merger, the merger was treated for accounting purposes as a "reverse merger." Although JVWeb was at the time a public company that acquired all of the assets of Wherify, for accounting purposes Wherify was treated as the acquirer.

      INDUSTRY BACKGROUND

      Our management believes that crime and homeland security remain a major concern, and that there continues to be a strong interest in technology that can help identify suspects and provide front line support to fight crime and terrorism. Among these technologies, facial composite and facial recognition technologies are segments of the biometric market.

      THE FACES(TM) SOLUTION

      The FACES(TM) product allows the user to create and re-create billions of human faces. Facial features selected from a database are automatically blended together to produce a photo-quality composite facial image. The technology helps law enforcement agencies identify, track and apprehend suspects.

      FACES(TM) automatically generates a unique alphanumeric "InterCode"TM, for each image. The digital character of the InterCode(TM) and its small size allow it to be transmitted easily via any telecommunications network (phone, fax, email). The code also gives law enforcement agencies greater security when sharing facial composites relating to sensitive investigations.

      The photo quality of FACES(TM) composites allows them to be used effectively with facial recognition technology. For example, FACES(TM) has been integrated with FACE Plus technology from Dataworks Plus to allow police departments to include facial composite evidence in mugshot database systems and to use the composites as a query to search these databases, and return possible matches for positive identification.

      STRATEGY

      We believe that we are well positioned in the "public sector" market. We have the contacts, experience and knowledge, strategies, and approach to capitalize on the sales opportunities throughout the various government agencies.

      Even though we will continue to execute our sales strategy with respect to the FACES(TM) product, we do not expect that the FACES(TM) product line will be a material factor in our business strategy in the future.

      We believe that the limited and constrained nature of existing law enforcement budgets at the county and local levels, coupled with budget priorities that are focused elsewhere, will significantly limit our ability to derive revenue from the facial composite market.

      While our inability to successfully commercialize our FACES(TM) technology has resulted in nominal financial results, we believe that our personal relationships with decision-makers in the government sectors, the strength of our management and experience in the crime and homeland security industry and our anticipated continued access to public policy decision makers that were developed in connection with the facial composite software business will be a material factor in our ability to successfully commercialize our other products such as corrections applications, including tracking of prisoners and persons under surveillance.

      We will pursue a strategy to maximize the value of the FACES(TM) product lines with the intent to sell or license them to a third party, or to create a divested company to seek further investment in and development of these assets. At this juncture, however, there are extremely limited resources to pursue further commercialization of the FACES(TM) technology, which we believe would likely require significant additional capital and incur significant additional losses before profitability, if any, could be achieved.

      PRODUCTS

      FACES(TM) is a software technology that allows operators to develop accurate, photo-like facial composite images. The FACES(TM) database includes thousands of facial features; selected features are automatically blended together to provide facial images of either gender and any race. A unique alphanumeric ID code generated for each facial image can be transmitted over any telecommunications channel (telephone, email, fax) and provides police agencies with additional security when exchanging suspect images relating to sensitive investigations. FACES(TM) is both PC and Mac-compatible and can be run on any standard desktop or portable computer. It can be operated in English, French and Spanish.

      FACES(TM) 4.0, launched in July 2003, provided several important advancements over prior versions, including an expanded database, improved zoom and position tools, new facial marking and aging elements, and enhanced ability to export composites to police bulletins and websites. FACES(TM) 4.0 is available in single and multi license versions with an add-on subscription product that provides extended maintenance and free upgrades to new product releases. FACES(TM) 4.0 EDU, designed specifically for classroom use, was launched in May 2004, and includes a curriculum for middle and high school level science learning objectives.

      PRODUCT DEVELOPMENT AND MANUFACTURING

      To date, the FACES(TM) products have been developed primarily through the use of outside contractors. Initial versions of FACES(TM) were developed by Enterprise Cogniscience, Inc., a privately-held software development company, using a proprietary programming environment. We are not dependent on any other third party products or technology.

      We outsource the manufacturing and packaging of our software CDs and supporting documentation of the FACES(TM) product. There are a number of software manufacturing and packaging companies that are available in the event our current vendor becomes unavailable. Quality control tests are carried out internally and selectively performed on finished products.

      MARKETING, SALES AND MARKETS

      Our marketing strategy has to date aimed to penetrate two target markets: public security/law enforcement agencies; and K-12 and post-secondary education. We have sold FACES(TM) technology to approximately 2,500 law enforcement agencies through direct sale and reseller channels. The effectiveness of these channels has been restricted by lack of resources.

      We believe that the sale or licensing of the FACES(TM) LE product line to a partner with an established presence and profile in the law enforcement market, well-funded sales and marketing operations, and complementary product offerings, could result in substantially expanded sales, and that such transaction could provide proceeds or recurring license revenue. Similarly, we are pursing opportunities for sale or licensing of the FACES(TM) EDU to a player with deep experience and exposure in the domestic and international educational science supply market.

      Alternatively  we may seek to divest the  FACES(TM)  LE product  line to a
separate  company  which  can  seek   appropriate   investment  to  implement  a
strengthened sales and marketing plan.

      INTELLECTUAL PROPERTY

      We rely on a combination of patent law, trademark law, trade secret protection, copyrights law and confidentiality and/or license agreements with our employees, customers, partners and others to protect our proprietary rights. We currently has two United States patent applications covering "Method and apparatus for creating facial images" and "InterCodeTM".

      COMPETITION

      Our current competitors of the FACES(TM) products include Identikit from Smith & Wesson, Suspect ID from ImageWare, COMPHOTOFIT +COLOR from Sirchie, E-fit from Aspley and Facette from Identi.net. We believe that our product offering is superior to competing products in terms of price, ease of use, depth and extent of data bank, and data transfer capacity. Nevertheless, most of our current and potential competitors have longer operating histories, greater brand recognition, larger customer bases and significantly greater financial, marketing and other resources.

                                    GENERAL

      FACILITIES

      Wherify's headquarters is located in approximately 25,000 square feet in one facility in Redwood Shores, California under leases that expire in October 2009. Our headquarters houses all of our employees as well as a pilot facility and a small production facility. There is also nearby expansion capacity of 100,000 square feet to house employees needed to support operations if we elect not to outsource the emergency operator function.

WORKING CAPITAL

      As of August 31, 2005, we had cash and cash equivalents of approximately $920,000 and $2.5 million of restricted certificates of deposits being utilized as collateral to support our obligations under a letter of credit related to our contract manufacturer, other current assets of approximately $200,000 and current liabilities of approximately $10.0 million, including approximately $3.9 million in past due rent obligations. As a result, we do not expect to be able to meet our working capital requirements without either achieving significant revenue growth in a short period of time, or by finding another source of financing.

RESCISSION OFFER OF WHERIFY CALIFORNIA

      During the period from September 17, 2004 to January 19, 2005 Wherify California sold 1,701,714 shares of Series C preferred stock to 83 investors for proceeds totaling approximately $15.2 million. In February 2005, the staff of the Securities and Exchange Commission advised Wherify California that in their opinion, there was substantial doubt as to the availability of the private placement exemption upon which Wherify California relied for its offering. Wherify California strongly disagreed with the SEC staff's position and believes that the offering was in full compliance with the private offering exemption. Nevertheless, because of the importance of expediting resolution of the issue, Wherify California made a rescission offer on March 10, 2005 to each of the investors who participated in the offering. The rescission offer was made in reliance upon the exemption set forth in Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended and was exempt from registration or qualification requirements under state law pursuant to the Federal National Securities Markets Improvement Act of 1996. Under the terms of the rescission offer, Wherify California offered to repurchase all of the shares purchased at the original purchase price together with interest from the date of purchase. As of April 11, 2005, all 83 investors responded. Eight investors elected to accept the rescission offer and 75 investors elected to reject the rescission offer. On April 11, 2005, Wherify California repurchased a total of 221,507 shares from the eight investors accepting the offer for a total purchase price of approximately $2.2 million.

      EMPLOYEES

      As of August 31, 2005, we employed 29 people, of whom 4 were employed in engineering, 4 in manufacturing, 7 in information technology, and 14 in sales, marketing, finance, management and administrative services. Our employees are not represented by a labor union. We believe that our employee relations are good.

                                  RISK FACTORS

               RISKS RELATED TO WHERIFY'S BUSINESS AND THE MERGER

      Wherify's business is subject to numerous risks and uncertainties, including risks and uncertainties relating to our limited operating history; our recent merger, liquidity; incurrence of net losses; lengthy development, manufacturing and sales cycles; competition; product related risks; and other risks as discussed below.

WE ARE THE PRODUCT OF A RECENT MERGER OF TWO DEVELOPMENT STAGE COMPANIES, HAVE LIMITED REVENUES AND HAVE A LIMITED OPERATING HISTORY ON WHICH TO EVALUATE OUR POTENTIAL FOR FUTURE SUCCESS.

      On July 21, 2005, we completed the merger with Wherify California. Wherify and Wherify California have only limited operating histories upon which you can evaluate our business and prospects. You must consider the risks and uncertainties frequently encountered by companies in situations such as ours, including but not limited to the ability to grow and prosper and finance such growth. If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations and financial condition will be materially and adversely affected.

      Wherify California was incorporated in March 1998 and began selling its initial product in May 2003. To date, sales of Wherify California's products have been very limited. Wherify California's limited operating experience in the wireless location-based services market makes it difficult to evaluate its business. Wherify California has never achieved profitability, and it may not achieve profitability in the future. The uncertainty of Wherify California's ability to execute on its business plan and the uncertainties regarding the acceptance of its products or its competition increase the risk that the value of Wherify California may decline.

      Prior to the merger with Wherify California, we had generated very limited revenues from the sale of our FACES software or any other products. Our limited revenue and limited operating history prior to the merger makes an evaluation of the prospects of our facial recognition software extremely difficult.

      WE CURRENTLY LACK LIQUIDITY AND HAVE LIMITED REVENUES AND BOTH WHERIFY AND WHERIFY CALIFORNIA HAD GOING-CONCERN QUALIFICATIONS IN THEIR MOST RECENT AUDIT REPORTS

      As of August 31, 2005, we had cash and cash equivalents of approximately $920,000 and $2.5 million of restricted certificates of deposit being utilized as collateral to support our obligations under a letter of credit related to our contract manufacturer, other current assets of approximately $200,000 and current liabilities of approximately $10.0 million, including approximately $3.9 million in past due rent obligations. There is a going concern qualification in Wherify and Wherify California's most recent audit reports. Substantially all of our cash has been raised through capital raising transactions rather than operations. As we have limited revenues, we will need to raise additional working capital in the near future. There is no assurance that we will be able to raise additional working capital at all or on terms favorable to us or our stockholders. If we are unable to raise additional working capital, we will need to reduce our costs, which may require us to reduce operations, personnel and overhead, which would have an adverse effect on our business.

      WE NEED TO RAISE SUBSTANTIAL ADDITIONAL CAPITAL, WHICH MAY RESULT IN SUBSTANTIAL DILUTION TO EXISTING STOCKHOLDERS.

      In order to manufacture, distribute and sell our products and to execute on our business plan, we need substantial additional capital. We are currently considering possible sources of this additional capital, including raising capital through the issuance of equity securities. Although the exact amount we intend to raise has not yet been determined, we are contemplating an amount in excess of $20 million. There can be no assurance that we will be able to raise sufficient additional capital at all or on terms favorable to us or our stockholders. If we issue equity securities in order to raise additional capital in the amounts currently contemplated, the stockholders will experience immediate and substantial dilution in their ownership percentage of the combined company. In addition, to raise the capital we need, we may need to issue additional shares at a discount to the current market price. If the terms of such financing are unfavorable to us or our stockholders, the stockholders may experience substantial dilution in the net tangible book value of their stock. In addition, any new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements all of which could have a material adverse effect on us.

      THE RELEASE OF SHARES FROM LOCK-UPS AND THE POTENTIAL SALE OF A SIGNIFICANT NUMBER OF SHARES MAY SIGNIFICANTLY NEGATIVELY AFFECT OUR STOCK PRICE.

      The former stockholders of Wherify California own approximately 80% of our stock calculated on a fully diluted basis. Most of these shares are subject to lock-up agreements that are scheduled to expire at various times during the next year. If these stockholders attempt to sell a significant portion of their shares shortly after such shares are released from the lock-ups, or if we release a significant portion of the stockholders from their obligations under the lock-up agreements prior to the expiration of the relevant lock-up periods, our stock price could be significantly negatively affected. The current anticipated release dates, number of shares being released, and corresponding percentages of our outstanding shares, are summarized below.

              RELEASE DATES                       NUMBER OF SHARES         PERCENTAGE OF OUTSTANDING
                                                                                 SHARES (1)
----------------------------------------------------------------------------------------------------
September 19, 2005 (60 days after the merger)        19,265,392                   36.7%
----------------------------------------------------------------------------------------------------

October 19, 2005 (90 days after the merger)          1,921,555                     3.7%
----------------------------------------------------------------------------------------------------

January 17, 2005 (180 days after the merger)         2,930,058                     5.6%
----------------------------------------------------------------------------------------------------

July 21, 2006 (1 year after the merger)              17,850,866                    34%
                                                     ----------                    ---
----------------------------------------------------------------------------------------------------

TOTAL                                                41,967,871                    80%
----------------------------------------------------------------------------------------------------

(1) Based on a total of 52,434,101 shares outstanding.

      Notwithstanding the release of shares from the lock-up agreements, shares of Wherify common stock received by persons who were "affiliates" of Wherify California at the time of the Wherify California special meeting of shareholders at which the merger was approved may be resold only in a transaction that complies with the requirements of Rule 145 under the Securities Act of 1933 or as otherwise permitted under the Securities Act of 1933. Persons who were "affiliates" for this purpose include Timothy Neher and Doug Hajjar, who beneficially owned 9,639,610 shares and 2,788,800 shares, respectively, of our common stock as of August 31, 2005. Although, as described above, the provisions of Rule 145 would limit the timing and number of shares that could be sold by such persons, Wherify may register for resale the shares held by such persons prior to the time that such shares could otherwise be sold under Rule 145.

      POTENTIAL GOODWILL IMPAIRMENT AND WRITE-DOWN OF GOODWILL COULD ADVERSELY AFFECT STOCK PRICES.

      As a result of the merger, the former stockholders of Wherify California acquired approximately 80% of the stock of the combined entity calculated on a fully diluted basis. Applicable accounting rules call this a "reverse merger", and provide that the financial history and fiscal year-end of Wherify California will continue as the financial history and fiscal year-end of the combined company, except the capital structure, which legally becomes that of the former IQ Biometrix, Inc. ("IQB"). All prior financial history of the former IQB is effectively erased. As a reverse acquisition, Wherify California is treated as the acquirer of the former IQB for financial reporting purposes. Under applicable accounting rules, the purchase price of the acquisition (which is determined based on the percentage of the combined company held by the former IQ Biometrix, Inc. stockholders and the stock price of the combined company on the merger date) is allocated to identifiable tangible and intangible assets, and then the excess of the purchase price over the amounts allocated to these identifiable assets is allocated to goodwill. Based upon a purchase price of $70.2 million and a preliminary determination by us of the amount to be allocated to identifiable assets, $61.4 million of the purchase price is allocable to goodwill. These allocations are based on our preliminary estimates and are subject to change based upon the final values to be assigned based upon a third party appraiser's calculation of the present value of discounted future cash flows associated with each asset. The intangibles including the goodwill will be subject to review for possible impairment at each quarterly audit review. Management has not yet decided whether to continue efforts to sell and improve the FACES software or whether this goodwill has been impaired. However, we expect that there will be a significant impairment of most or all of this amount in the quarter ended September 30, 2005. This write-off could have a material adverse impact on our stock price.

      WE HAVE ONLY RECENTLY BEGUN FULL PRODUCTION OF OUR WHERIFONETM PRODUCT AND MAY ENCOUNTER MANUFACTURING PROBLEMS DURING THE PRODUCTION PROCESS.

      Our WherifoneTM product is a new product and we have discontinued manufacturing all of our other products. The manufacture of our WherifoneTM product involves complex and precise processes, which we have subcontracted to another company. To date, we have only initiated a limited production of this product and so we do not yet know whether we will encounter any serious problems during the production process in the long-term. Any significant problems in manufacturing, assembling or testing of this product could delay the roll-out of the WherifoneTM product and have an adverse impact on our business and prospects.

      OUR SOFTWARE PRODUCTS ARE COMPLEX AND MAY CONTAIN UNKNOWN DEFECTS THAT COULD RESULT IN NUMEROUS ADVERSE CONSEQUENCES.

      Complex  software  products such as those  associate with our  WherifoneTM product often contain latent errors or defects, particularly when first introduced, or when new versions or enhancements are released. We have experienced errors and defects in our most recent release of the software associated with our WherifoneTM product, but do not believe these errors will have a material negative effect on the functionality of the WherifoneTM product. However, there can be no assurance that, despite testing, additional defects and errors will not be found in the current version, or in any new versions or enhancements of this software, any of which could result in damage to our reputation, the loss of sales, a diversion of our product development resources, and/or a delay in market acceptance, and thereby materially adversely affecting our business, operating results and financial condition. Furthermore, there can be no assurance that our products will meet all of the expectations and demands of our customers. The failure of our products to perform to customer expectations could give rise to warranty claims. Any of these claims, even if not meritorious, could result in costly litigation or divert management's attention and resources. Any product liability insurance that we may carry could be insufficient to protect us from all liability that may be imposed under any asserted claims.

      WE HAVE NOT YET SIGNED A U.S. WIRELESS CARRIER FOR OUR WHERIFONETM PRODUCT AND THE TERMS OF ANY SUCH AGREEMENT ARE NOT YET KNOWN.

      We have not yet signed a definitive agreement with a U.S. wireless carrier for our products. If we are unable to sign such an agreement on favorable terms, this could adversely impact our costs and our business and prospects.

      WE DEPEND ON OUR KEY PERSONNEL TO MANAGE OUR BUSINESS EFFECTIVELY IN A RAPIDLY CHANGING MARKET. IF WE ARE UNABLE TO RETAIN OUR KEY EMPLOYEES, OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE HARMED.

      Our future success depends to a significant degree on the skills, efforts and continued services of our executive officers and other key engineering, manufacturing, operations, sales, marketing and support personnel who have critical industry experience and relationships. If we were to lose the services of one or more of our key executive officers and senior management members, we may not be able to grow our business as we expect, and our ability to compete could be harmed, adversely affecting our business and prospects.

      FLUCTUATIONS IN OUR BUSINESS AND OPERATING RESULTS MAY MATERIALLY AND ADVERSELY AFFECT THE TRADING PRICE OF OUR COMMON STOCK.

      We expect that our operating results will fluctuate in the future due to a number of factors many of which are outside of our control. These factors include the following:

      o     Overall  demand for our  products;

      o     Our ability to attract new customers at a steady rate;

      o The rate at which we or our competitors introduce new products, the rate at which these products acquire market acceptance, and the cost required to develop these products;

      o Technical defects in our products that could delay product shipments or increase the costs of introducing new products;

      o     Changes in the pricing of our products or those of our competitors;

      o The amount and timing of capital expenditures and other costs relating to the expansion of our operations;

      o Costs relating to our marketing programs and our business in general;

      o     General economic conditions; and

      o Customer concentration; most of our current and prospective customers for our facial recognition software are local, state and federal law enforcement agencies, many of which are experiencing their worst budget crisis in years.

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

      OUR   MARKETS  ARE  HIGHLY   COMPETITIVE,   AND  OUR  FAILURE  TO  COMPETE
      SUCCESSFULLY WOULD LIMIT OUR ABILITY TO SELL OUR PRODUCTS, ATTRACT AND RETAIN CUSTOMERS AND GROW OUR BUSINESS.

      Competition in the wireless location services market and the facial composite software market is intense. In addition, the adoption of new technology in the communications industry likely will intensify the competition for improved wireless location technologies. The wireless location services market has historically been dominated by large companies, such as Siemens AG and LoJack Corporation. In addition, a number of other companies such as Digital Angel Corporation and WebTech Wireless Inc. have announced plans for new products that are similar to our wireless location products, and new competitors are emerging to compete with Wherify's wireless location services products. Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources may enter those markets, thereby further intensifying competition.

      OUR WIRELESS LOCATION PRODUCT AND TECHNOLOGY ARE NEW AND MAY NOT BE ACCEPTED IN THE MARKET.

      We have had only a limited release of one of our planned wireless locator products in the market. There can be no assurances that consumer demand will meet, or even approach, our expectations. In addition, our pricing and marketing strategies may not be successful. Lack of customer demand, a change in marketing strategy and changes to our pricing models could dramatically alter our financial results.

      STANDARDS IN WIRELESS COMMUNICATIONS INDUSTRY ARE IN FLUX, AND IF WE ARE UNABLE TO COMPLY WITH THESE INDUSTRY STANDARDS, OUR BUSINESS WILL BE HARMED.

      Standards in the wireless communications industry are evolving. The emergence and broad adoption of new industry standards could require us to redesign our products. If we are unable to design our products to comply with these new standards, our products would become obsolete and consumers would instead purchase other standard-compliant products. As a result, our business could be harmed, and our financial condition and results of operations could be adversely affected.

      CHANGES IN THE GOVERNMENT REGULATION OF OUR WIRELESS LOCATION PRODUCT OR WIRELESS CARRIERS COULD HARM OUR BUSINESS.

      Our products, wireless carriers and other members of the communications industry are subject to domestic government regulation by the Federal Communications Commission (the FCC) and international regulatory bodies. These regulatory bodies could enact regulations which affect our products or the service providers which distribute our products, such as limiting the scope of the service providers' market, capping fees for services provided by them or imposing communication technology standards which impact our products.

      IF OUR WIRELESS LOCATOR PRODUCTS FAIL TO ACHIEVE BROAD MARKET ACCEPTANCE, OUR BUSINESS RESULTS WILL BE HARMED.

      We have not begun selling our wireless location products for use by direct purchase consumers or for resale by distributors. If Wherify's products are not widely accepted by the market, our business results could be harmed. Factors that may affect the market acceptance of our location products include the following:

      o     Price;

      o     Reliability;

      o     Performance;

      o     Technological innovation/enhancements;

      o     Network coverage;

      o     Ease of use; and

      o     Availability.

      If we fail to perform adequately on the basis of each of these factors versus competing products and technologies, our business results could be harmed.

      OUR ABILITY TO COMPETE COULD BE JEOPARDIZED AND OUR BUSINESS SERIOUSLY COMPROMISED IF WE ARE UNABLE TO PROTECT OURSELVES FROM THIRD-PARTY CHALLENGES, THE DEVELOPMENT AND MAINTENANCE OF THE PROPRIETARY ASPECTS OF WIRELESS LOCATION PRODUCTS AND TECHNOLOGY WE DEVELOP.

      Our products utilize a variety of proprietary rights that are critical to our competitive position. Because the technology and intellectual property associated with our wireless location products are evolving and rapidly changing, our current intellectual property rights may not adequately protect us in the future. We rely on a combination of patent, copyright, trademark and trade secret laws and contractual restrictions to protect the intellectual property utilized in our products. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. In addition, monitoring unauthorized use of our products is difficult and we cannot be certain the steps we have taken will prevent unauthorized use of our technology. Also, it is possible that no patents or trademarks will be issued from our currently pending or future patent or trademark applications. Because legal standards relating to the validity, enforceability  and scope of  protection  of patent  and  intellectual  property rights in new technologies are uncertain and still evolving, the future viability or value of our intellectual property rights is uncertain. Moreover, effective patent, trademark, copyright and trade secret protection may not be available in some countries in which we distribute or may anticipate distributing our products. Furthermore, our competitors may independently develop similar technologies that limit the value of our intellectual property or design around patents issued to Wherify. If competitors are able to use our technology, our competitive edge would be reduced or eliminated.

      In addition, third parties may at some point claim certain aspects of our business infringe their intellectual property rights. While we are not currently subject to nor is aware of any such claim, any future claim (with or without merit) could result in one or more of the following:

      o     Significant litigation costs;

      o     Diversion of resources, including the attention of management;

      o     Our agreement to pay certain royalty and/or licensing fees; and

      o     Cessation  of  our  rights  to  use,  market,   or  distribute  such
            technology.

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

      WE COULD BECOME SUBJECT TO LITIGATION REGARDING INTELLECTUAL PROPERTY RIGHTS, WHICH COULD SERIOUSLY HARM OUR BUSINESS AND REQUIRE US TO INCUR SIGNIFICANT COSTS.

      In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. Any parties asserting that our products infringe upon their proprietary rights would force us to defend ourselves and possibly our customers or manufacturers against the alleged infringement. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of proprietary rights. These lawsuits, regardless of their merits, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

      o Stop selling, incorporating or using our products that use the challenged intellectual property;

      o Obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or

      o     Redesign those products that use such technology.

      If we are forced to take any of the foregoing actions, our business and prospects may be seriously harmed.

      THE  INTEGRATION  OF  WHERIFY  AND  WHERIFY  CALIFORNIA  MAY  DISRUPT  OUR
      BUSINESS.

      The integration of Wherify and Wherify California may disrupt the combined company's business. The combined company will need to overcome significant challenges in order to realize any benefits or synergies from the merger.

      OUR FAILURE TO MANAGE OUR GROWTH, IMPROVE EXISTING PROCESSES AND IMPLEMENT NEW SYSTEMS COULD RESULT IN LOST SALES OR DISRUPTIONS TO OUR BUSINESS.

      Our ability to successfully sell our products and implement our business plan in a rapidly evolving market requires an effective planning and management process. In order to manage our growth, we must:

      o     Retain existing personnel;

      o Hire, train, manage and retain additional qualified personnel, including engineers and research and development personnel;

      o Manage our manufacturing operations, controls and reporting systems, and location service centers;

      o     Effectively  manage  multiple   relationships  with  our  customers,
            suppliers and other third parties; and

      o Implement additional operational controls, reporting and financial systems and procedures.

      If we are unable to implement adequate control systems in an efficient and timely manner, our business and prospects could be materially adversely affected.

      WE CURRENTLY DEPENDS UPON ONE MANUFACTURER FOR OUR PRINCIPAL PRODUCT AND IF WE ENCOUNTERS PROBLEMS WITH THIS MANUFACTURER THERE IS NO ASSURANCE THAT WE COULD OBTAIN PRODUCTS FROM OTHER MANUFACTURERS WITHOUT SIGNIFICANT DISRUPTIONS TO OUR BUSINESS.

      We expect that our principal product will be manufactured to our specifications by one manufacturer. Although we could arrange for another manufacturer to supply the product, there is no assurance that we could do so without undue cost, expense and delay.

      WE EXPECT TO RELY HEAVILY ON A FEW CUSTOMERS.

      Our revenues in the next several years could be heavily dependent on contracts with a limited number of major market makers in each business segment. The loss of, or a significant reduction in, orders from these major customers could have a material adverse effect on our financial condition and results of operations.

      FLUCTUATIONS IN OPERATING RESULTS COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

      Our revenues and operating results are likely to fluctuate significantly in the future. The timing of order placement, size of orders and satisfaction of contractual customer acceptance criteria, as well as order delays or deferrals and shipment delays and deferrals, may cause material fluctuations in revenue.

      Delays or deferrals in purchasing decisions may increase as we develop new or enhanced products. The current and anticipated dependence on a small number of customers increases the revenue impact of each customer's actions relative to these factors. Our expense levels in the future will be based, in large part, on our expectations regarding future revenue, and as a result net income for any quarterly period in which material orders are delayed could vary significantly.

      Because of these and other factors, investors should not rely on quarter-to-quarter comparisons of our results of operations, our results of operations or the pro forma financial information as an indication of future performance. It is possible that, in future periods, results of operations will differ from the estimates of public market analysts and investors. Such a discrepancy could cause the market price of our common stock to decline significantly.

      OUR BUSINESS AND FUTURE OPERATING RESULTS MAY BE ADVERSELY AFFECTED BY EVENTS OUTSIDE OF OUR CONTROL.

      Our business and operating results will be vulnerable to interruption by events outside of our control, such as earthquakes, fire, power loss, telecommunications failures, political instability, military conflict and uncertainties arising out of terrorist attacks, including a global economic slowdown, the economic consequences of additional military action or additional terrorist activities and associated political instability, and the effect of heightened security concerns on domestic and international travel and commerce.

      DELAYS, DISRUPTIONS OR QUALITY CONTROL PROBLEMS IN MANUFACTURING COULD RESULT IN DELAYS IN SHIPMENTS OF PRODUCTS TO CUSTOMERS AND COULD ADVERSELY AFFECT OUR BUSINESS.

      We might experience delays, disruptions or quality control problems in the manufacturing operations of our subcontractors. As a result, we could incur additional costs that would adversely affect gross margins, and product shipments to our customers could be delayed beyond the shipment schedules requested by our customers, which would negatively affect our revenues, competitive position and reputation. Furthermore, even if we are able to timely deliver products to our customers, we may be unable to recognize revenue based on our revenue recognition policies. Any disruptions in the future could adversely affect the combined company's revenues, gross margins and results of operations. We may experience manufacturing delays and reduced manufacturing yields upon introducing new products to our manufacturing lines or when integrating acquired products.

      IF WE CAN NOT SUCCESSFULLY MARKET AND SELL OUR WHERIFONETM PRODUCT, OUR BUSINESS WILL NOT GROW UNLESS THE MARKET FOR BIOMETRIC SOLUTIONS EXPANDS BOTH DOMESTICALLY AND INTERNATIONALLY.

      Although we expect that our sales of WherifoneTM products will eclipse our FACESTM products, our revenues are currently derived solely from the sale of biometric products. Biometric solutions have not gained widespread commercial acceptance. We cannot accurately predict the future growth rate, if any, or the ultimate size of the biometric technology market. The expansion of the market for our biometric products and services depends on a number of factors including without limitation:

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

      IF WE FAIL TO GENERATE REPEAT OR EXPANDED BUSINESS FROM OUR CURRENT AND PROSPECTIVE FACESTM CUSTOMERS, OUR FACIAL COMPOSITE SOFTWARE BUSINESS WILL BE SERIOUSLY HARMED AND OUR OPERATING RESULTS MAY BE SERIOUSLY HARMED.

      We believe that the success of our FACESTM product will depend on the continued growth of our customer base as well as the sale of new and enhanced products to our existing customers of FACESTM. Over 150,000 licenses to pre-4.0 versions of our FACES(TM) product have been distributed to law enforcement agencies in the United States and we expect to focus a large part of our sales and marketing efforts with respect to new products on these existing customers. If we are to be successful in generating sales from our existing customers, we will need to convince them that our new products provide them with additional benefits. In addition, our ability to attract new customers will depend on a variety of factors, including the reliability and cost-effectiveness of our products and our ability to effectively market our products. As sales related to the FACESTM product are currently the only source of our revenues, if we fail to generate repeat and expanded business from current and prospective customers, our operating results may be seriously harmed.

      IF WE FAIL TO PROMOTE OUR BRAND NAME SUCCESSFULLY OR IF WE INCUR SIGNIFICANT EXPENSES PROMOTING AND MAINTAINING OUR BRAND NAME, OUR BUSINESS COULD BE HARMED.

      Due in part to the emerging nature of the market for our products and the substantial resources available to some of our competitors, there may be a limited time opportunity for us to achieve and maintain a significant market share. Developing and maintaining awareness of our brand name is critical to achieving widespread acceptance of our products. Furthermore, we believe that the importance of brand recognition will increase as competition in the market for products such as our increases. Successfully promoting and positioning our brand will depend largely on the effectiveness of our marketing efforts. To attract and retain customers and to promote and maintain our brands in response to competitive pressures, we may need to increase our marketing budget or otherwise to increase substantially our financial commitment to creating and maintaining brand loyalty among vendors and consumers. If we are unable for financial reasons to increase our sales and marketing budget or if we are unable to successfully promote our brand, our business will suffer.

      RAPID TECHNOLOGICAL CHANGE IN OUR MARKET COULD CAUSE OUR PRODUCTS TO BECOME OBSOLETE OR REQUIRE US TO REDESIGN OUR PRODUCTS.

      We expect that our markets will be characterized by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changing customer demands and evolving industry standards, any of which can render existing products obsolete. We believe that our future success will depend in large part on our ability to develop new and effective products in a timely manner and on a cost effective basis. As a result of the complexities inherent in our product, major new products and product enhancements can require long development and testing periods, which may result in significant delays in the general availability of new releases or significant problems in the implementation of new releases. In addition, if we or our competitors announce or introduce new products our current or prospective customers may defer or cancel purchases of our products, which could materially adversely affect our business, operating results and financial condition. Our failure to develop successfully, on a timely and cost effective basis, new products or new product enhancements that respond to technological change, evolving industry standards or customer requirements would have a material adverse affect on our business, operating results and financial condition.

      IF WE LOSE ANY KEY PERSONNEL, OR FAIL TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL, WE MAY BE UNABLE TO CONTINUE DEVELOPING OUR BUSINESS AND PRODUCT LINE.

      The loss of the services of one or more of our key personnel could materially adversely affect our business, operating results and financial condition. We cannot guarantee that we will be able to retain our key personnel. Our future success also depends on our continuing ability to attract, assimilate and retain highly qualified sales, technical and managerial personnel. Competition for these individuals is intense and there can be no assurance that we can attract, assimilate or retain necessary personnel in the future.

      IF THE USE OF OUR PRODUCTS IS DEEMED TO BE AN INVASION OF PERSONAL PRIVACY RIGHTS, OUR BUSINESS MAY SUFFER.

      From time to time, biometric products such as ours have been the focus of organizations and individuals seeking to curtail or eliminate the use of these technologies on the grounds that these technologies may be used to diminish personal privacy rights. In the event that such initiatives result in restrictive legislation, the market for our products may be adversely affected.

      IF WE GROW OUR BUSINESS AS PLANNED, WE MAY NOT BE ABLE TO MANAGE PROPERLY OUR GROWTH, WHICH MAY IMPEDE OUR ABILITY TO ACHIEVE PROFITABILITY.

      If we are successful in growing our business as planned, our operations may expand rapidly and significantly. Any rapid growth could put a significant strain on our management, and our operational and financial resources. In order to manage the growth of our operations as projected, we will be required to expand existing operations, to implement new operational, financial and inventory systems, procedures and controls, including improvement of our financial and other internal management systems, and to hire, train, manage and expand our employee base. If we are unable to manage growth effectively, our business, results of operations and financial condition will be materially adversely affected. In addition, if we are successful in growing our business as planned, we expect operating expenses to increase, and as a result, we will need to generate increased revenue to achieve and maintain profitability. In particular, as we grow our business, we will incur additional costs and expenses related to:

      o     The expansion of our sales force and distribution channels;

      o     The expansion of our product and services offerings;

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

              RISKS RELATED TO WHERIFY CALIFORNIA RESCISSION OFFER

      WE MAY HAVE LIABILITY UNDER APPLICABLE SECURITIES LAWS WITH RESPECT TO CERTAIN SHARES SOLD BY WHERIFY CALIFORNIA EVEN AFTER WHERIFY CALIFORNIA'S COMPLETION OF ITS RESCISSION OFFER.

      Wherify California's offering of 1,701,714 shares of Series C Preferred Stock sold during the period from September 17, 2004 to January 19, 2005 may not have been exempt from the registration and qualification requirements under applicable securities laws. In order to address this issue, Wherify California made a rescission offer to all purchasers of such shares. The rescission offer was completed on April 11, 2005, and eight investors accepted the rescission offer and 75 rejected the rescission offer. The staff of the Securities and Exchange Commission, however, takes the position that a rescission offer does not extinguish a holder's right to rescind the issuance of shares that were not registered or exempt from the registration requirements under the Securities Act of 1933, as amended. Consequently, Wherify California and Wherify may remain liable under applicable securities laws to Wherify California stockholders who rejected the rescission offer for the purchase price of the shares that were subject to the rescission offer, plus applicable interest and costs. This liability, if realized, could imperil Wherify California's ability and the ability of Wherify, to operate the business as contemplated or to continue in business. In addition, if it is determined that Wherify California offered securities without properly registering them under applicable securities laws, or securing an exemption from registration, regulators could impose monetary fines or other sanctions as provided under these laws.

                 RISKS RELATED TO DEVELOPING THE FACESTM PRODUCT

      SUBSTANTIALLY ALL OF THE SOFTWARE DEVELOPMENT FOR OUR FACES(TM) 4.0 PRODUCT WAS OUTSOURCED TO A THIRD PARTY. IF WE CONTINUE TO USE THIRD PARTY DEVELOPERS FOR FUTURE PRODUCT RELEASES, WE MAY IN THE FUTURE BE SUBJECT TO DELAYS IN PRODUCT RELEASES, ENHANCEMENTS AND UPGRADES AS WELL AS QUALITY CONTROL ISSUES.

      We outsourced the development of our FACES(TM) 4.0 software to Enterprise Cogniscience, Inc., AN independent software developer. Although, FACES(TM) 4.0 was commercially released in 2003, we have discovered aND may continue to discover errors and defects in FACES(TM) 4.0. The fact that we do not directly control tHE development of our product subjects us to the risk that we may experience delays in issuing error corrections or enhancements to our most recent release. After we outsourced the development, Enterprise Cogniscience was acquired by a third party. While, the agreement between Wherify and Enterprise Cogniscience is binding upon any successor-in-interest to Enterprise
Cogniscience, we cannot guarantee that the acquirer will devote as many resources to fulfilling the agreement as Enterprise Cogniscience did before the acquisition or that the quality of their work will meet Wherify's specifications. If the successor-in-interest fails to devote as many resources to our product or if the quality of their work does not meet our specification, it could lead to delays in releasing any error corrections or bug fixes. In addition, if we continue to use Enterprise Cogniscience or another independent software developer to develop future releases or products, We may experience delays in future product releases, enhancements and upgrades, as well as difficulties in maintaining quality control, which may lead to higher than expected error and defect rates, all of which could have an adverse effect on our business, results of operations and financial condition.

      OUR REVENUES RELATED TO OUR FACESTM PRODUCT ARE DEPENDENT UPON THE AVAILABILITY AND TIMELY DISTRIBUTION OF GOVERNMENTAL FUNDING.

      Many of our prospective customers of the FACESTM product are local, state and federal law enforcement and other governmental and quasi-governmental agencies. The ability of these prospective customers to purchase these products are heavily dependent on the availability or continued availability of federal, state or local government funds or grants and general tax funding, including funding by the Office of Homeland Security. Such funding may not be approved or, if approved, it may not be available for the purchase of our products or solutions, and even if such funding is approved and available, such funds may be subject to termination at any time at the sole discretion of the government body providing or receiving such funds.

      FAILURE TO EXPAND OUR SALES AND DISTRIBUTION CHANNELS AND MANAGE OUR SALES AND DISTRIBUTION RELATIONSHIPS COULD SIGNIFICANTLY REDUCE OUR REVENUES.

      We sell our FACESTM products through a network of distributors and resellers. Our success related to our FACESTM product will depend on our ability to manage our relationships with, and expand our existing network of distributors. The sale of our FACESTM products by distributors and resellers depends on the effectiveness of the selling efforts of these distributors and resellers and their ability to meet their own responsibilities under agreements with customers in a timely manner. At times, our distributors and resellers may also offer products of our competitors and our agreements with them have no minimum purchase commitments. We cannot assure you that we will be able to expand our distribution channels, manage our distribution relationships successfully or that our distributors and resellers will market and sell our products effectively. Our failure to manage successfully our distribution relationships or the failure of our distributors and resellers to sell our products could reduce our revenues and have a material adverse effect on our business, results of operations and financial condition.

      WE DEPEND ON THIRD-PARTY TECHNOLOGY FOR THE DEVELOPMENT OF OUR FACESTM SOFTWARE. IF WE WERE TO TERMINATE OUR RELATIONSHIP WITH SUCH THIRD PARTY PROVIDER, WE COULD EXPERIENCE DELAYS IN FUTURE PRODUCT RELEASES AND IMPROVEMENTS.

      Enterprise Cogniscience, the third party software developer that assisted us in the development of FACES(TM) 4.0, used a proprietary environment based on LISP to develop our FACESTM software. If we were to bring oUR software development in-house or if our relationship with Enterprise Cogniscience were otherwise to terminate, we would need to port the source code to a new development environment, which may cause us to experience delays in future product releases, enhancements and upgrades, as well as higher than expected error and defect rates, all of which could have an adverse effect on our business, results of operations and financial condition.

      OUR SOFTWARE PRODUCTS ARE COMPLEX AND MAY CONTAIN UNKNOWN DEFECTS THAT COULD RESULT IN NUMEROUS ADVERSE CONSEQUENCES.

      Complex software products such as our FACESTM product often contain latent errors or defects, particularly when first introduced, when new versions or enhancements are released and when configured for a specific customer. We have experienced errors and defects in our most recent release. There can be no assurance that despite testing, defects and errors will not be found in current versions, new versions or enhancements of our products after commencement of commercial shipments, any of which could result in damage to our reputation, the loss of sales, a diversion of our product development resources, and/or a delay in market acceptance, and thereby materially adversely affecting our business, operating results and financial condition. The computer hardware environment is characterized by a wide variety of non-standard configurations that make prerelease testing for programming or compatibility errors very difficult and time consuming. Despite our testing, errors may still be discovered in some new products or enhancements after the products or enhancements are delivered to customers. Furthermore, there can be no assurance that our products will meet all of the expectations and demands of our customers. The failure of our products to perform to customer expectations could give rise to warranty claims. Any of these claims, even if not meritorious, could result in costly litigation or divert management's attention and resources. Any product liability insurance that we may carry could be insufficient to protect us from all liability that may be imposed under any asserted claims. Although through our license agreements with customers we try to include provisions designed to limit our exposure to potential claims, such limitation of liability provisions may not be effective as a result of existing or future laws or unfavorable judicial decisions.

      WE OUTSOURCED THE PACKAGING OF OUR FACES(TM) 4.0 PRODUCT TO A SINGLE THIRD PARTY CONTRACTOR. IF WE CONTINUE TO USE THIRD PARTIES FOR THE PACKAGING OF OUR PRODUCTS, WE MAY EXPERIENCE IN THE FUTURE DELAYS OR DISRUPTIONS IN THE DISTRIBUTION OF OUR PRODUCTS OR QUALITY CONTROL ISSUES.

      We outsource the packaging of our facial recognition software products to a third party contractor. Packaging consists of transferring our software onto compact discs, quality control testing and packaging the CDs and manuals. Although to date, we have not experienced any packaging delays or quality control issues, if we continue to use a third party contractor to package our products, we may experience delays, disruptions or quality control problems, which could result in delays in shipments of products to our customers, which would negatively affect our revenues, competitive position and reputation.

                RISKS RELATED TO WHERIFY'S INTELLECTUAL PROPERTY

      OUR SUCCESS DEPENDS ON OUR ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY.

      Our future success depends upon our proprietary technology. We protect our proprietary information through the use of patent, copyright, trademark, trade secret laws, confidentiality procedures and contractual provisions. Notwithstanding our efforts to protect our proprietary technology, policing unauthorized use or copying of our proprietary information is difficult, unauthorized use or copying occurs from time to time, and litigation to enforce intellectual property rights could result in significant costs and diversion of resources. Any patents we obtain in the future may be circumvented, challenged, invalidated or designed around by other companies. Despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property. Moreover, the laws of some foreign jurisdictions do not afford the same degree of protection to our proprietary rights as do the laws of the United States, and effective trademark, copyright, and trade secret protection may not be available in every country in which our products are distributed. Furthermore, our competitors may independently develop similar technology that substantially limits the value of our intellectual property. Our inability to adequately protect our intellectual property for these or other reasons, could materially and adversely affect our business, financial condition and operating results.

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

      o     Our agreement to pay certain royalty and/or licensing fees; and

      o     Cessation  of  our  rights  to  use,  market,   or  distribute  such
            technology.

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

                  RISKS RELATED TO CORPORATE AND STOCK MATTERS

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

OUR COMMON STOCK HAS A LIMITED AND VOLATILE TRADING HISTORY.

      Our common stock trades in the United States on the Over-the-Counter Electronic Bulletin Board (OTCBB). The number of shares traded daily has been extremely limited and the prices at which Wherify's common stock has traded have fluctuated fairly widely. See "Market for the Registrant's Common Equity, Related Stockholder Matters and Small Business Issuer Purchase of Securities." There can be no assurance as to the prices at which our common stock will trade in the future, although they may continue to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the following:

      o     The depth and liquidity of the markets for our common stock;

      o     Investor perception of us and the industry in which we operates;

      o     General economic and market conditions; and

      o The effect that of any of the events highlighted in these Risk Factors may have on our business should they occur.

      WE HAVE THE  ABILITY  AND THE  OBLIGATION  TO ISSUE  ADDITIONAL  SHARES OF
      COMMON STOCK IN THE FUTURE, AND SUCH FUTURE ISSUANCE MAY MATERIALLY ADVERSELY AFFECT STOCKHOLDERS.

      Wherify has various abilities and obligations to issue additional shares of common stock in the future. These abilities and obligations include the following:

      o     As of August 31, 2005,  approximately  185,000  shares of our common
            stock  were  available  for  issuance  to  outside   consultants  to
            compensate them for services provided;

      o Options to purchase approximately 4,663,771 shares of our common stock were outstanding as of August 31, 2005;

      o Debentures, convertible into approximately 101,000 shares of our common stock, had been issued as of August 31, 2005; and

      o Warrants to purchase approximately 1.3 million shares of our common stock were outstanding as of August 31, 2005.

      The options, warrants and convertible debentures described above permit the holders to purchase shares of common stock at specified prices. These purchase prices may be less than the then current market price of our common stock. Any shares of common stock issued pursuant to these options or warrants (or the convertible debentures described above) would further dilute the percentage ownership of existing stockholders. The terms on which we could obtain additional capital during the life of these options, warrants or convertible debentures may be adversely affected because of such potential dilution. Finally, we may issue additional shares in the future other than as listed above. There are no preemptive rights in connection with Wherify's common stock. Thus, the percentage ownership of existing stockholders may be diluted if we issue additional shares in the future. Future issuances of additional shares could cause immediate and substantial dilution to the net tangible book value of shares of common stock issued and outstanding immediately before such transaction. Any future decrease in the net tangible book value of such issued and outstanding shares could materially and adversely affect the market value of these shares.

      THE TRADING PRICE OF OUR COMMON STOCK ENTAILS ADDITIONAL REGULATORY REQUIREMENTS, WHICH MAY NEGATIVELY AFFECT SUCH TRADING PRICE.

      The trading price of our common stock has frequently traded below $5.00 per share. During the period(s) that our stock trades below this price level, trading in our common stock is subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934. These rules require additional disclosure by broker dealers in connection with any trades generally involving any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such rules require the delivery, before any "penny stock" transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must determine the suitability of the penny stock for the purchaser and receive the purchaser's written consent to the transaction before sale. The additional burdens imposed upon broker dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock affected. As a consequence, the market liquidity of Wherify's common stock could be severely limited by these regulatory requirements.

      STOCKHOLDERS SHOULD HAVE NO EXPECTATION OF ANY DIVIDENDS.

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

      ITEM 3. LEGAL PROCEEDINGS

      On October 15, 2004, Venture Corporation Limited, a Singapore corporation ("Venture Corporation") filed suit in the Southern District of California against Wherify. The complaint asserts causes of action for breach of contract and fraud and asserts that Venture Corporation has suffered approximately $3.5 million in damages. The claims relate to Venture Corporation's assertions that Wherify failed to pay, when due, certain amounts owed to Venture Corporation for the manufacturing of a component of the Children's Model personal locater ("CM1"). Wherify answered Venture Corporation's complaint on November 16, 2004. Additionally, Wherify filed a cross-complaint alleging that the goods delivered by Venture Corporation were non-conforming and alleging damages in an amount in excess of $90 million. Discovery between the two sides is continuing. A mediation between the parties recently ended without a resolution of the issues and trial began on October 4, 2005 and is ongoing. Wherify denies any wrongdoing and plans to continue to vigorously defend itself in this litigation and seek damages against Venture Corporation for the injury caused by their failure to produce the product as promised.

      We have become a party to litigation in the Superior Court for the County of Fresno, State of California. The original complaint in the matter was filed on April 29, 2005. The amended complaint was filed on August 5, 2005. The principal parties are Wherify and persons formerly affiliated with or employed by IQB, including Sylvie Lariviere, Robert Rios, Toni Lange, Fernand Beland, Frederic Serre and Roland Vroye. The amended complaint alleges that Wherify owes stock options to the plaintiffs in accordance with the terms of alleged oral and/or written agreements entered in or about 2002. The amended complaint also alleges fraud causes of action surrounding the alleged breach of agreement. The complaint seeks to recover damages, including punitive damages, and/or an award of options entitling the plaintiffs to purchase Wherify stock at favorable price.

      In June 2005, Zoltar Satellite Systems, Inc., a Delaware corporation, filed suit in the United States District Court in the Eastern District of Texas alleging that Wherify California and ten other named defendants, including LG Electronics, Inc., Motorola, Inc., Sanyo Electric Co., Ltd. and Sprint Corporation, infringed certain patents as a result of the manufacture, use, sale and/or offer for sale of cellular telephones equipped with emergency location determination technology. On September 29, 2005, Zoltar voluntarily dismissed its claims against the Company without prejudice.

      In September 2005, William Prevost, the former CEO of Wherify Wireless, Inc. filed suit in the Superior Court for the County of San Mateo, State of California alleging that the Company failed to pay Mr. Prevost the sum of $45,000.00 plus interest due owed to him pursuant to a Severance Agreement and General Release of All Claims dated March 7, 2002. In addition, Mr. Prevost alleges that the Company improperly and in bad faith failed to issue him a new stock certificate for approximately 44,717 shares of common stock which did not contain any restrictions on transfer. The complaint seeks to recover damages, including consequential and punitive damages, and declaratory relief with respect to the issuance of a new share certificate without any restrictions on transfer.

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      On July 19, 2005 we held a special meeting of stockholders. Our board of directors solicited proxies in connection with the special meeting, at which our stockholders approved each of the following proposals:

      1. A proposal to approve the principal terms of the Agreement and Plan of Merger, dated April 14, 2004, as amended, by and among Wherify, Wherify Acquisition, Inc. (a wholly-owned subsidiary of Wherify), and Wherify California, and the merger of Wherify Acquisition, Inc. with and into Wherify California and the issuance of shares of Wherify common stock to Wherify California stockholders pursuant to the merger agreement.

      2. A proposal to amend the certificate of incorporation of the Company to change the Company's name to "Wherify Wireless, Inc." effective upon the closing of the merger;

      3. A proposal to amend the certificate of incorporation of the Company to increase the authorized shares of common stock from 50,000,000 to 100,000,000 shares;

      4. A proposal to adopt the 2004 Stock Plan and reserve 2,000,000 shares for issuance under the plan.

The following votes were tabulated for each matter described above:

---------------|--------------------------------------------------------------------------------------
  PROPOSALS    |        FOR            AGAINST         ABSTAIN        BROKER NON-VOTE      % FOR
---------------|--------------------------------------------------------------------------------------
      1        |    6,901,597.00          159.00        1,075.00            0             68.35
      2        |    6,901,597.00          159.00        1,075.00            0             68.35
      3        |    6,874,482.00       12,324.00       16,025.00            0             68.08
      4        |    6,713,109.00      142,972.00       46,750.00            0             66.48

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

      Our common stock is traded on the Over-The-Counter Bulletin Board under the symbol "WFYW.OB". As of September 22, 2005, we had approximately 710 holders of record. Presented below are the high and low bid information of our common stock for the periods indicated. The source of the following information is MSN Money. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The following historical stock information takes into account the one for four reverse split of the outstanding shares of Wherify common stock effective on November 29, 2004.

                                                             COMMON STOCK
                                                             ------------
                                                           HIGH        LOW
                                                           ----        ---
FISCAL YEAR ENDING June 30, 2005:
     First Quarter.................................        $5.04      $2.44
     Second Quarter................................        $6.05      $1.64
     Third Quarter.................................        $6.35      $3.60
     Fourth Quarter................................        $4.90      $2.97

FISCAL YEAR ENDING June 30, 2004:
     First Quarter.................................        $5.84      $2.20
     Second Quarter................................        $5.76      $3.20
     Third Quarter.................................        $9.88      $4.44
     Fourth Quarter................................        $9.20      $3.68

FISCAL YEAR ENDING June 30, 2003:
     First Quarter.................................        $3.80      $2.04
     Second Quarter................................        $3.60      $0.80
     Third Quarter.................................        $4.26      $0.80
     Fourth Quarter................................        $6.24      $2.20


      Wherify has never paid cash dividends, and we have no intentions of paying cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors discussed in "RISK FACTORS" and elsewhere in this report.

      Wherify's and Wherify California's auditor has issued going concern opinions with respect to each company. Wherify's and Wherify California's auditor has reported that Wherify and Wherify California have both suffered net operating losses in the past two fiscal years and have significant working capital deficits that raises substantial doubt about each company's ability to continue as a going concern.

A. INTRODUCTION

      On July 21, 2005, Wherify California, Inc., a California corporation (formerly known as Wherify Wireless, Inc.) ("Wherify California") was merged with a special purpose subsidiary of Wherify Wireless, Inc., a Delaware corporation (formerly known as IQ Biometrix, Inc.) ("Wherify", the "Company", "we" or "us"). As a result of the merger, Wherify California became a wholly-owned subsidiary of Wherify. Accordingly, since the merger our business operations have included the business operations of both Wherify California and Wherify. However, as discussed below, the former business operations of Wherify, consisting primarily of the sale of FACES software and related services to law enforcement agencies and the security industry, is not expected to constitute a significant part of the ongoing business operations of the combined company.

      The merger and related transactions are described in Section B below entitled "Recent Developments." Also included in Section B is a discussion of the expected future business and operations of the combined company, and a discussion of the current liquidity and capital resources of the combined company. Certain pro-forma financial information regarding the combined company is set forth under "Pro Forma Consolidated Financial Information" on page F-26.

      A discussion and analysis of financial condition and results of operations of Wherify California for the years ended June 30, 2005 and 2004 is set forth in Section C below entitled "Wherify California."

      A discussion and analysis of financial condition and results of operations of Wherify for the years ended June 30, 2005 and 2004 is set forth in Section D below entitled "Wherify."

B. RECENT DEVELOPMENTS

      1. MERGER

      On April 14, 2004, Wherify entered into an Agreement and Plan of Merger with Wherify California pursuant to which the parties agreed to a merger transaction involving the merger of a wholly-owned subsidiary of Wherify with and into Wherify California, with Wherify California surviving as a wholly-owned subsidiary of Wherify. The merger agreement was approved by the boards of director of both companies in April 2004, and the respective shareholder of both companies approved the merger on July 19, 2005. The merger closed on July 21, 2005.

      Upon the completion of the merger, shareholders of Wherify California received 4.8021 shares of Wherify common stock for each share of Wherify California common or preferred stock, and Wherify California stock options were assumed by Wherify and converted into options to acquire a number of shares of Wherify common stock equal to the number of shares of Wherify California common stock underlying each such option multiplied by the exchange ratio of 4.8021. As a result, Wherify issued or reserved for future issuance an aggregate of approximately 46 million shares of its common stock in consideration for all of the outstanding shares, options and warrants issued by Wherify California, which represents approximately 78.8% of the total number of shares of Wherify common stock calculated on a fully-diluted basis. Also upon completion of the merger, Wherify changed its name from "IQ Biometrix, Inc." to "Wherify Wireless, Inc." and shortly thereafter Wherify California changed its name from "Wherify Wireless, Inc." to "Wherify California, Inc."

      The merger was treated as a reverse acquisition, pursuant to which Wherify California was treated as the acquirer of Wherify for financial reporting purposes. Consequently, following the consummation of the merger, the historical financial statements of Wherify California serve as the principal historical financial statements of the combined company.

      Under applicable accounting rules, the purchase price of the acquisition (which is determined based on the percentage of the combined company held by the pre-merger Wherify stockholders and the stock price of the combined company) is allocated to identifiable tangible and intangible assets, and then the excess of the purchase price over the amounts allocated to these assets is allocated to goodwill. Based upon a preliminary determination by us of the identifiable assets, approximately $61.4 million of the purchase price is allocable to goodwill. Under our preliminary estimates, we currently expect to realize an amortization expense on identifiable intangible assets of approximately $2.7 million in the pro forma statement of operations for the 12-month period ended June 30, 2005. As mentioned above, these allocations are based on our preliminary estimate and are subject to change based upon the final values to be assigned based upon a third party appraiser's calculation of the present value of discounted future cash flows associated with each asset. We will review our intangible assets including goodwill on a quarterly basis for possible impairment. Management has not yet decided whether to continue efforts to sell and improve the FACES software. However, we expect that there will be a significant impairment in the near future of most or all of the portion of the purchase price that was allocated to goodwill and other intangible assets in connection with the merger.

      2. FUTURE BUSINESS AND OPERATIONS

      We anticipate that our principal business activity post-merger will be the business of Wherify California, consisting primarily of the development and sale of wireless location products and services. The former business of Wherify, consisting primarily of the sale of security software and services, including facial composite software, to law enforcements agencies and the security industry, is not expected to constitute a significant part of the ongoing business operations of the combined company. Accordingly, historical financial information relating to the former business of Wherify is expected to have only minimal significance to the future business of the combined company.

      3. LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 2005, (a) Wherify California had cash and cash equivalents of approximately $1.2 million and $2.5 million of restricted certificates of deposit being utilized as collateral to support our obligations under a letter of credit related to our contract manufacturer, other current assets of approximately $120,000 and current liabilities of approximately $9.9 million, including $3.9 million in past due rent obligations to a related party, and (b) Wherify had cash and cash equivalents of approximately $1.3 million, other current assets of approximately $79,000 and current liabilities of approximately $596,000.

      As of August 31, 2005, we had cash and cash equivalents of approximately $920,000 and $2.5 million of restricted certificates of deposit being utilized as collateral to support our obligations under a letter of credit related to our contract manufacturer, other current assets of approximately $200,000 and current liabilities of approximately $10.0 million, including approximately $3.9 million in past due rent obligations. We expect that the ongoing cash flow requirements of Wherify will be approximately $1.1 million per month.

      The following table sets forth an adjustment to Wherify's net loss that Wherify feels is important in understanding the ongoing cash flow requirements ("Cash Burn") of Wherify over the next twelve months. The most comparable GAAP financial measure to Cash Burn is Net Loss. In order to arrive at the Cash Burn rate, we have removed from Net Loss non-cash items such as depreciation and amortization and significant one-time items that are not expected to reoccur in the next 12-18 months. We also eliminated items that are duplicative between the pre-merger companies, leaving the costs representing the ongoing costs associated with the merged company. We believe this adjusted monthly Cash Burn rate of approximately $1.1 million more fairly represents the ongoing cash requirement over the next 12 months.

                                                          Year Ended
                                                           6/30/2005
                                                          ----------
                                                          (thousands)
      Net Loss
               Wherify California (pre-merger)            $   12,404
               Wherify (pre-merger)                            8,303
                                                          ----------
                                                              20,707
      Adjustments
               Qualcomm (a)                                     (625)
               Business consulting (b)                          (311)
               Legal services (c)                               (536)
               Accounting services (d)                           (56)
               Debenture interest (e)                         (3,840)
               Depreciation   and  amortization (f)             (167)
               Flextronics (g)                                (1,700)
                                                          ----------
               Total Adjustments                              (7,235)
                                                          ----------
      Normalized cash used                                $   13,472
                                                          ==========
      NORMALIZED MONTHLY CASH BURN                        $    1,123

NOTES
-----

(a) Wherify has no future obligation to pay Qualcomm licensing or royalty payments.

(b) Services of Daniel McKelvey (investment banking and business consulting), and Westminster Securities (business consultants) have been cancelled. Seven Hills is currently acting as our investment banker and future fees will be paid to them for a successful close of financing.

(c) Wherify and Wherify California used separate counsel prior to the merger. We believe that costs of separate counsel after the merger are duplicative and that part of those costs can be eliminated. We also believe that a significant portion of the fees that were incurred in connection with the merger are one-time expenses and can be eliminated. We have not adjusted for intellectual property legal costs or other miscellaneous legal costs.

(d) Costs for accounting services have been duplicative. We have eliminated Wherify California's costs since they were not the public entity.

(e) Prior to the merger Wherify raised money through the issuance of debentures. The beneficial conversion and interest costs are not expected to be duplicated in the current year going forward. All debentures have been converted.

(f)   Depreciation and amortization are not a cash item.

(g) These costs consist of Flextronics one-time design and set up costs for the Wherifone product. We subsequently moved manufacturing to CalComp Electronics Public Company Limited.

      Neither Wherify nor Wherify California currently has any credit facility available to it, and each has financed its operations to date primarily through the issuance of an aggregate of approximately $56 million of shares. There is a "going concern" paragraph in both Wherify's and Wherify California's auditor's report dated August 24, 2005. We are in the process of locating financing sources to meet our liquidity shortfall. Adequate funds may not be available on terms acceptable to us. If additional funds are raised through the issuance of equity securities, dilution to existing stockholders may result. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our financial position, results of operations and cash flows. We have no material commitments for capital expenditures and there are no anticipated material capital expenditures that are reasonably expected to have a material impact on us.

      Even with financing, there can be no assurance that we will achieve profitability. Due to these factors, we believe that period-to-period comparisons of our results of operations are not necessarily a good indication of future performance. The results of operations in some future periods may be below the expectations of analysts and investors.

      We have worked out an arrangement with our landlord and are currently paying rent. We have entered into an agreement with the landlord that provides that we will begin paying back due rent as well as paying for certain back due expenses covered by the landlord. Under this agreement, upon the completion of additional financing following the merger, we will settle our debt with the landlord, which was approximately $3.9 million as of June 30, 2005. There is no guarantee that additional financing will be found to settle this obligation.

      We expect operating losses and negative operating cash flows to continue for at least the next twelve months, because of expected increases in expenses related to brand development; marketing and other promotional activities; increases in personnel; the expansion of infrastructure and customer support services; strategic relationship development; and potential acquisitions of related complementary businesses. We believe the expenses incurred here will help us to build the infrastructure necessary to increase revenues both through organic growth and through acquisitions, which we believe hold the key to our future revenue growth. We believe it will take additional products, either created in house or acquired through acquisitions, to help us increase revenue, and ultimately to reach profitability. However, we can make no assurances that these activities will achieve the desired results of increased revenues, nor that any increase in revenues will be enough to bring the company to profitability and positive cash flow.

C. WHERIFY CALIFORNIA (FORMERLY KNOWN AS "WHERIFY WIRELESS, INC.")

      1. GENERAL

      Wherify California is a developer and provider of wireless location products and services. Its products and services are designed to be used for child safety, parental supervision, personal protection, Alzheimer and memory loss supervision, law enforcement, animal identification and location, and personal property tracking. The proprietary integration of communication technologies enables customers to obtain real-time location information for individuals and property directly through the internet or any phone.

      Wherify California has stopped marketing and promoting its GPS Locator watch product and is currently developing a second generation product which was beta released in the third calendar quarter of 2005, with a full release due in the fourth calendar quarter of 2005.

      Wherify California's cost of revenues currently consists of actual manufacturing costs.

      Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support, as well as costs associated with promotional activities and related travel expenses.

      General and administrative expense consists primarily of salaries and related expenses for executive, finance, accounting, information technology, facilities, and human resources personnel. These expenses increased through July 2005 in the areas of legal, accounting and outside services as the company prepared filings and other information in connection with the merger with Wherify.

      Research and development expense consists primarily of salaries and related personnel expense and expenses related to the design, development, testing and enhancement of products. Currently we are focusing attention on further development our Wherifone product.

      2. RESULTS OF OPERATIONS

      Year Ended June 30, 2005 Compared To Year Ended June 30, 2004

      Revenues for 2005 decreased by 30.4% from approximately $169,000 in fiscal 2004 to approximately $119,000 for fiscal 2005. 100% of revenues for fiscal 2005 were derived from subscription services related to the sales of Wherify California's first generation product while revenues for 2004 consisted of both hardware and subscription sales. Revenues dropped substantially primarily as a result of the elimination of hardware sales.

      Gross margins increased by $207,000 from a loss of $271,000 in fiscal 2004 to a loss of $64,000 in fiscal 2005. Gross margin includes the cost of the location services, which is a fixed cost. Wherify California's revenues in fiscal 2005 were solely from subscriber services. As a result, there were no product costs associated with the gross margin, only fixed costs. Gross margins in fiscal 2004 also were affected by a one-time charge to cost of sales for an inventory allowance for defective product, which Wherify California is currently disputing with its manufacturer.

      As a result of discontinuing sales of our first generation GPS Locator Watch, Revenues, Cost of Goods Sold and Gross Margin are shown as under one segment, Discontinued Operations.

      General and administrative expenses increased by 32% or $1.5 million from $4.2 million in fiscal 2004 to $6.5 million in fiscal 2005. The increase of general and administrative expenses is due primarily to an increase in legal fees related to miscellaneous and merger costs of approximately $705,000, an increase in insurance premiums of approximately $270,000, an increase in labor costs in finance of $150,000, an increase in contract labor costs in finance of approximately $180,000, an increase in accounting and audit services of $65,000, an increase in patents and trademarks expenses related to the Wherifone of
approximately   $180,000,  an  increase  in  finance  charges  of  approximately
$200,000,  and  an  increase  in  executive  travel  expenses  of  approximately
$100,000.

      Selling expenses increased by 35% from $396,000 in fiscal 2004 to $931,000 in fiscal year 2005. The increase in selling expense is due to increased spending on promoting and marketing Wherify California's second generation product, the Wherifone and an $150,000 expense related to the exercise of stock options by Wherify's former Chairman of the Board of Directors.

      Research and development expenses increased by 76% or $2.0 million from $2.8 million in fiscal 2004 to $4.6 million in fiscal 2005. The increase was primarily due to the costs associated with the development of Wherify California's second generation product, the Wherifone.

      3. LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 2005, Wherify California had cash and cash equivalents of approximately $1.2 million and $2.5 million of restricted certificates of deposit being utilized as collateral to support our obligations under a letter of credit related to our contract manufacturer, other current assets of approximately $120,000 and current liabilities of approximately $9.9 million, including $3.9 million in past due rent obligations to a related party. There is a "going concern" paragraph in Wherify California's auditor's report.

      4. RECENT EVENTS

      On July 21, 2005, Wherify California, Inc., a California corporation (formerly known as Wherify Wireless, Inc.) ("Wherify California") was merged with a special purpose subsidiary of Wherify Wireless, Inc., a Delaware corporation (formerly known as IQ Biometrix, Inc.) ("Wherify", the "Company", "we" or "us"). As a result of the merger, Wherify California became a wholly-owned subsidiary of Wherify. Accordingly, our current business operations include the business operations of both Wherify California and Wherify, although as discussed below the former business operations of Wherify, consisting primarily of the sale of security software and services to law enforcement agencies and the security industry, is not expected to constitute a significant part of the ongoing business operations of the combined company.

      The merger and related transactions are described in Section B above entitled "Recent Developments." Also included in Section B is a discussion of the expected future business and operations of the combined company, and a discussion of the current liquidity and capital resources of the combined company. Certain pro-forma financial information regarding the combined company is set forth under "Pro Forma Consolidated Financial Information" on page F-26.

D. WHERIFY (FORMERLY KNOWN AS "IQ BIOMETRIX, INC.")

      1. GENERAL

      Wherify (formerly known as "IQ Biometrix Inc.) is a provider of facial composite software to federal, state and local law enforcement agencies in the U.S. and worldwide.

      During the year ended June 30, 2005 Wherify derived all of its revenues from sales of its FACES(TM) 4.0 product. In September 2004, Wherify entered into a contract with Wards Natural Science, a division of VWR International, a worldwide provider of integrated law enforcement and security solutions. The contract launched a joint initiative to develop forensic kits based on FACES(TM) EDU, designed for the education industry. The products will be marketed and sold through Ward's sales channels including an existing client base of more than 1,400,000 teachers. Wherify's revenues to date have been derived from sales of its products mainly in units of 1 to 25 to a diverse customer base. During the year ended June 30, 2005, one customer was responsible for 42.4% of Wherify's revenues.

      Wherify has historically marketed and sold its products both directly through its own sales force as well as indirectly through resellers and distributors in the United States. To date, most of Wherify's sales have been in North America. Although as discussed below the former business operations of Wherify, consisting primarily of the sale of security software and services to law enforcement agencies and the security industry, is not expected to constitute a significant part of the ongoing business operations of the combined company.

      Wherify's cost of revenues currently consists of inventory, product shipping and packaging costs.

      Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support, as well as costs associated with promotional activities and travel expenses

      General and administrative expense consists primarily of salaries and related expenses for executive, finance, accounting, information technology, facilities, and human resources personnel.

      Research and development expense consists primarily of salaries and related personnel expense, fees paid to consultants and outside service providers, and other expenses related to the design, development, testing and enhancement of Wherify's products. Wherify expenses its research and development costs as they are incurred.

      2. RESULTS OF OPERATIONS

      Year Ended June 30, 2005 Compared To Year Ended June 30, 2004

      Revenues increased 11% from $270,000 for the twelve months ended June 30, 2004 to $301,000 for the twelve months ended June 30, 2005. The increase in revenues for the year ended June 30, 2005 was due primarily to an increase in unit pricing. 2005 revenues were derived primarily from the sale of FACES(TM)
4.0 at full sales price while revenues from the FACES EDU product were at an introductory discounted sales price. Revenue for both years were from a diverse retail customer base sold mainly in units of 1 to 50.

      Gross profit margin was 89% for the twelve months ended June 30, 2005 compared to 82% for the twelve months ended June 30, 2004. The increased margin was due to an increase in sales price of Wherify's product, with little change in the cost of producing the software and its packaging.

      Selling and marketing expense decreased 13% from $374,000 for the twelve months ended June 30, 2004 to $324,000 for the twelve months ended June 30, 2005. The decrease in selling and marketing expenses was due to decreased promotion and marketing expenses compared to the previous fiscal year when we incurred additional expenses in conjunction with the release of FACES(TM) 4.0.

      General and administrative expense decreased 35% from approximately $6.7 million for the twelve months ended June 30, 2004 to approximately $4.3 million for the twelve months ended June 30, 2005. These general and administrative expenses were incurred primarily in the areas of investor relations of approximately $750,000, investment banking fees of $115,000, business consulting fees of $550,000, legal and audit fees of approximately $1,029,000. The use of these services was related to Wherify's search for additional sources of capital, merger and acquisition related expenses, patent research and applications and creating the corporate infrastructure needed in a public company.

      Research and development expense decreased 88% from $172,000 for the twelve months ended June 30, 2004 to $20,000 for the twelve months ended June 30, 2005. The decrease in expenditures occurred because no product development costs were expensed in fiscal year 2005 compared with fiscal year 2004 when we incurred significant costs associated with the development of FACES(TM) 4.0 and FACES(TM) EDU. Wherify has not to date incurred any significant costs for development of any future product releases.

      Interest expense increased 186% from $1.3 million for the twelve months ended June 30, 2004 to approximately $3.8 million for the twelve months ended June 30, 2005. Most of this expense, approximately $2.5 million was non-cash amortization of debt and warrant discounts related to the issuances of Wherify's convertible debentures.

      3. LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 2005, Wherify had cash and cash equivalents of approximately $1,325,000. Net cash used in operations was approximately $2,400,000 for the twelve months ended June 30, 2005 as compared with approximately $908,000 for the twelve months ended June 30, 2004. The cash used by operations consisted of a net loss of approximately $8,303,000 primarily offset by non-cash expenses of approximately $6,000,000

      From its inception, Wherify financed its operations primarily through private sales of common stock and convertible debentures. As of June 30, 2005, Wherify had working capital totaling approximately $807,000, which consists primarily of cash of $1,325,000 received primarily from the exercise of options and warrants.

      There is a "Going Concern" paragraph in Wherify's auditor's opinion for the years ended June 30, 2005 and June 30, 2004. In order to address its liquidity issues, Wherify sold an aggregate of $3,300,000 in convertible debentures on January 11, 2005.

      4. RECENT EVENTS

      In July 2005, IQB paid cash bonuses to William Scigliano for reaching bonus milestones in his employment agreement for completion of the merger and relocation of the company totaling $45,000. He also received a bonus of $50,000 cash and 30,000 restricted shares as an added bonus for completion of the merger.

      On July 21, 2005, Wherify California was merged with a special purpose subsidiary of Wherify. As a result of the merger, Wherify California became a wholly-owned subsidiary of Wherify. Accordingly, our current business operations include the business operations of both Wherify California and Wherify, although as discussed above the former business operations of Wherify, consisting primarily of the sale of the FACES software product and related services to law enforcement agencies and the security industry, is not expected to constitute a significant part of the ongoing business operations of the combined company.

      The merger and related transactions are described in Section B above entitled "Recent Developments." Also included in Section B is a discussion of the expected future business and operations of the combined company, and a discussion of the current liquidity and capital resources of the combined company. Certain pro-forma financial information regarding the combined company is set forth under "Pro Forma Consolidated Financial Information" on page F-26.

E. GENERAL

      1. CRITICAL ACCOUNTING POLICIES

      Intangible Assets. Wherify's intangible assets consist of a customer list acquired in the JVWEB / Wherify (then known as IQ Biometrix, Inc.) acquisition in March 2002 and purchased software code. Wherify recorded the cost of the software and amortized the cost over the estimated useful life of 3 years. Wherify reviews the value of its intangible assets quarterly and determines its value. At June 30, 2005, Wherify had a net carrying value for its intangible assets of $44,750.

      Revenue Recognition. Wherify adopted revenue recognition policies to comply fully with the guidance in Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Revenue consists of shipped customer orders and completed services. Wherify has an increasing sale order backlog, however those orders are not considered revenue until the order is shipped and services are rendered.

      Wherify accounts for the licensing of software in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition. The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (VSOE) of fair value exists for those elements. Changes to the elements in a software arrangement, the ability to identify VSOE for those elements, the fair value of the respective elements, and changes to a product's estimated life cycle could materially impact the amount of earned and unearned revenue. Judgment is also required to assess whether future releases of certain software represent new products or upgrades and enhancements to existing products.

      Wherify California has two types of revenue: hardware revenue and subscription revenue. Hardware revenue is recognized at shipment date and subscription revenue is recognized at completion of performance.

      2. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Interest Rate Risk. Changes in United States' interest rates would affect the interest earned on our cash and cash equivalents. Based on our overall interest rate exposure at June 30, 2005, a near-term change in interest rates, based on historical movements, would not materially affect the fair value of interest rate sensitive instruments.

      3. OFF-BALANCE SHEET ARRANGEMENTS

      We do no have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

      4. RECENT ACCOUNTING PRONOUNCEMENTS

      In December 2004, FASB issued SFAS No. 123R, Share Based Payments. The statement requires public companies to measure the cost of employee services in exchange for an award of equity instruments to be based on the grant-date fair value of the award as determined by using an option-pricing model. This statement eliminates the alternative to use APB No. 25's intrinsic value method of accounting that was provided in Statement No. 123 as originally issued. Under Opinion No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The statement also clarifies and expands Statement No. 123's guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods. The Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 for entities that do not file as a small business issuer. For entities that do file as a small business issuer, the effective date is of the beginning of the first interim or annual reporting period that begins after December 15, 2005. We are currently using SFAS 123 to calculate the cost of employee service in exchange for an award of equity.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The report of Company's Independent Auditor appears at Page F-1 and page F-13 hereof, the Financial Statements of Wherify appear at Page F-2 through F-13 hereof and the Financial Statements of Wherify California appear at Page F-14 through F-25 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

      Wherify maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      At the end of the period covered by this Annual Report, Wherify carried out an evaluation, under the supervision and with the participation of its management, including its Chief Financial Officer, of the effectiveness of the design and operation of Wherify's disclosure controls and procedures. Based upon the foregoing, Wherify's Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2005, the disclosure controls and procedures of Wherify were not effective to ensure that the information required to be disclosed in Wherify's Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

      In connection with the completion of its audit of, and the issuance of its report on the financial statements of Wherify (formerly known as IQ Biometrix, Inc.) for the year ended June 30, 2005, Malone & Bailey, PC identified deficiencies in Wherify's internal controls related to expense recognition and disclosure control deficiencies related to transactions involving issuances of Wherify's stock and stock options. The adjustment to expense and the footnote disclosure deficiencies were detected in the audit process and have been appropriately recorded and disclosed in this Form 10-KSB. We are in the process of improving our internal controls in an effort to remediate these deficiencies through implementing certain of the controls and procedures used at Wherify California and improved supervision and training of our accounting staff. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

      There were no changes in internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

      None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      The following table sets forth the names, ages and positions of our directors and executive officers:

NAME                      AGE    POSITION
----                      ---    --------
William B.G. Scigliano    45     Chairman and President of Governmental Services
Timothy Neher             39     Director and Chief Executive Officer
Wade Fenn                 45     Director
John Micek III            52     Director
Reginald Brown            47     Director
Gerald Parrick            56     President
John Davis                49     Chief Financial Officer and Secretary

      Each  Director  will  hold  office  until  the  next  annual   meeting  of
stockholders and until his successor has been elected and qualified.

      WILLIAM B.G. SCIGLIANO has served as a Director of the Company since November 2002 and served as Chief Executive Officer of the Company from September 2002 until July 2005. From 1991 until September 2002, he served as Executive Director of the Corporate and Public Issues Division of the Ministry of the Attorney General of British Columbia. Mr. Scigliano received a Bachelors Degree from the University of Victoria and a Masters Degree from the Graduate School of Business Administration of the University of Oregon.

      TIMOTHY J. NEHER, the current Chief Executive Officer of Wherify, founded Wherify California in 1998 after more than a decade of experience developing and marketing new consumer products. He served as Chief Executive Officer of Wherify California from 1998 to July 2005 and has served as Chief Executive Officer and a Director of the Company since July 2005. Mr. Neher is responsible for leading Wherify's vision, executive team and overall company growth and strategy. Prior to launching Wherify California, Mr. Neher served as the Vice President of Marketing and Sales for CTH Consumer Plastic, Inc. where he worked from 1992 to 1998. From 1988 to 1992, Mr. Neher was Vice President of Operations for Windy City Product Development.

      WADE R. FENN has served as a Director of the Company since July 2005. He has over two decades of retail electronics experience. From 1980-2002, he worked at Best Buy Co., Inc. in a number of positions, most recently as President of Entertainment and Strategic Business Development of Best Buy Co., Inc. Mr. Fenn joined Best Buy in 1980. Prior to serving as President of Entertainment and Strategic Business Development, Mr. Fenn held the position of Executive Vice President--Marketing, where he was responsible for all marketing, merchandising, advertising, and inventory teams. After receiving his degree in economics and history from Williams College in 1980, Mr. Fenn joined Best Buy as a sales person and served in various operating roles, including Senior Vice President Retail, Vice President Sales, district manager and store manager. Mr. Fenn currently is the President of Navvo, a start-up company, which is developing several voice applications for the consumer market. Mr. Fenn is also the managing partner of Retail Masters, a consulting company.

      JOHN MICEK III has served as a Director of the Company since July 2005. He is Managing Director of Silicon Prairie Partners, LP, a Palo Alto, California-based family-owned venture fund. Before founding Silicon Prairie Partners, Mr. Micek was President of JAL, Inc., a family-owned group of insurance-related companies in Omaha, Nebraska, which markets and services financial products nationwide to financial institutions and credit unions. Mr. Micek is a member of the Boards of several technology-based companies including UTEK (a university technology transfer company) and Enova Systems (enabling technology for fuel cell and distributed power management). He is a cum laude graduate of Santa Clara University, and the University of San Francisco School of Law, where he was Senior Articles Editor of the Law Review. He is a practicing California attorney specializing in financial services.

      REGINALD BROWN has served as a Director of the Company since July 2005. He has over twenty-three years of business and financial experience, most recently with Microsoft Corporation where he was responsible for Microsoft's Senior Leadership Group Business Education. Prior to eight years at Microsoft, he was a Vice President of Finance, Publishing Group at A.H. Belo Corporation from 1990 to 1996. Mr. Brown held various positions with Albimar Communications, Inter Urban Group, General Electric Capital Corporation, and Peat Marwick and Main from 1979 to 1990. He holds a BS, cum laude, from the University of San Francisco and MBA from Stanford University.

      GERALD PARRICK has served as President and acting Vice President of Sales and Marketing of the Company since July 2005. Prior to joining the Company, Mr. Parrick was President of Wherify California from November 29, 2004 to July 2005. Mr. Parrick has more than two decades of experience in the networking and communications industry, most recently as founder, Chairman and CEO of Yipes Communications, Inc. from 1999 to August 2002, and Chairman and Chief Executive Officer of Diamond Lane Communications, Inc. from 1997 to 1999. Yipes Communications, Inc. filed for bankruptcy protection in March 2002. Mr. Parrick holds a BA from California State University Northridge and a Masters in Management Science from Stanford University.

      JOHN DAVIS, has served as Chief Financial Officer of the Company since July 2005. Prior to joining the Company, Mr. Davis was the Chief Financial Officer of Wherify California from July 27 2004 to July 2005. Mr. Davis is a certified public accountant, and served as Chief Operating Officer and Chief Financial Officer for Connectcom Solutions from 1998 to 2003. From 1997 to 1998, he served as Vice President and Corporate Controller for Southwall Technologies. From 1995 to 1997, he served as Vice President and Corporate Controller for Ecosys. He holds a BS (Accounting) degree from CUNY Baruch School of Business and an MBA from San Jose State University.

      There are no family relationships, or other arrangements or understandings between or among any of the directors, executive officers or other person pursuant to which such person was selected to serve as a director or officer.

      DIRECTOR COMPENSATION

      We pay each of our non-employee directors $3,000 per calendar quarter plus an additional $2,000 per meeting for each of the first five meetings the director attends and annually grant each of them an option to purchase 10,000 shares of our common stock. The options vest in equal monthly installments over the following 12 months. In addition, we reimburse our directors for their reasonable out-of-pocket expenses incurred in connection with attending meetings of our board of directors or our committees.

      SECTION 16(A) OF THE EXCHANGE ACT

      Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and the rules of the Securities and Exchange Commission promulgated thereunder require Wherify's directors and executive officers to file reports of their ownership and changes in ownership of common stock with the Securities and Exchange Commission. Based solely on information provided to Wherify, Wherify believes that during the last fiscal year, the following reports required by
Section 16(a) of the Exchange Act to be filed by its Directors and executive officers were not timely filed. Daniel McKelvey was late reporting one transaction on a Form 4 and Austin Marks and David M. Greenhouse, were late reporting one transaction on Form 4.

      CODE OF BUSINESS CONDUCT AND ETHICS

      We have adopted a code of business conduct and ethics that applies to our officers, directors and employees. Our code of business conduct and ethics, as applied to our Chief Executive Officer, senior executive officers, principal accounting officer, controller and other senior financial officers complies with the requirements of Section 406 of the Sarbanes-Oxley Act. Our code of business conduct and ethics is available on our website at www.wherifywireless.com. In addition, a copy of the code of business conduct and ethics will be provided without charge upon request to us. We intend to timely disclose any amendments to or waivers of certain provisions of our code of business conduct and ethics on our website within 5 business days of such amendment or waiver or as otherwise required by the SEC.

ITEM 10. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

      The following Summary Compensation Tables shows certain compensation information for each of the Company's chief executive officer and the four other highest paid executive officers (the "Named Executive Officers"). Compensation data is shown for the fiscal years ended June 30, 2005, 2004 and 2003. This information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

                           SUMMARY COMPENSATION TABLE

                                                                                   LONG-TERM
                                              ANNUAL COMPENSATION             COMPENSATION AWARDS
                                        ----------------------------------------------------------------
                                                                 OTHER          RESTRICTED                             ALL OTHER
                               FISCAL                            ANNUAL           STOCK                      LTIP     COMPENSATION
NAME AND PRINCIPAL POSITION    YEAR     SALARY (a)   BONUS    COMPENSATION        AWARDS    OPTIONS/ SARS   PAYOUTS        (b)
-----------------------------------------------------------------------------------------------------------------------------------
Timothy Neher (b)              2005      $200,000       --                        --         1,543,279(g)      --       --

William Scigliano (c)          2005      $172,700  $30,000         --             --                --         --       --
                               2004      $133,967       --         --             --            50,000         --       --
                               2003      $130,000       --         --             --           200,000         --       --

John Davis(d)                  2005      $161,538       --         --             --           336,147(g)      --       --

Gerald Parrick(e)              2005      $117,404       --         --             --           480,210(g)      --       --

Michael Walsh(f)               2005      $111,667       --         --         10,416                --         --       --

-----------------------------------------------------------------------------------------------------------------------------------

(a) Amounts shown include cash compensation earned with respect to the year shown above.

(b) Mr. Neher began serving as Chief Executive Officer of the Company on July 25, 2005.

(c) Mr. Scigliano served as Chief Executive Officer of the Company from August 1, 2003 until July 25, 2005. He currently serves as President of the Governmental Affairs division for the Company.

(d) Mr. Davis began serving as Chief Financial Officer of the Company on July 25, 2005.

(e)   Mr. Parrick began serving as President of the Company on July 25, 2005.

(f) Mr. Walsh served as CFO of Wherify until July 21, 2005 when the merger became effective and began serving as Corporate Controller of the Company on July 25, 2005. He resigned from the Company on September 1, 2005.

(g) These options were granted by Wherify California pre-merger. In accordance with the merger agreement, we have assumed these options at a ratio of
      4.8021 shares of Wherify per share of Wherify California.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

      The table below set forth information pertaining to stock options granted to the Named Executive Officers during the fiscal year ended June 30, 2005. No SARs of any kind were granted.

                                   NUMBER OF      % OF TOTAL                                   POTENTIAL REALIZABLE VALUE
                                     SHARES        OPTIONS                                      AT ASSUMED ANNUAL RATES OF
                                   UNDERLYING     GRANTED TO      EXERCISE                      STOCK PRICE APPRECIATION
                                    OPTIONS      EMPLOYEES IN       PRICE      EXPIRATION         FOR OPTION TERM (1)
NAME                                GRANTED       FISCAL YEAR     PER SHARE      DATE                5%            10%
---------------------------------------------------------------------------------------------------------------------------
John Davis                          336,147           18%           $0.31         7/27/14        $1,607,976    $1,864,406
Gerald Parrick                      480,210           24%           $0.31        11/29/14        $2,297,109    $2,663,437
---------------------------------------------------------------------------------------------------------------------------

(1) Pursuant to the rules of the Securities and Exchange Commission, the dollar amounts set forth in these columns are the result of calculations based on the set rates of 5% and 10%, and therefore are not intended to forecast possible future appreciation, if any, of the price of the Common Stock

                  OPTION EXERCISES/VALUE OF UNEXERCISED OPTIONS

      During the fiscal year ended June 30, 2005, no stock options were exercised by any Named Executive Officers. As of July 31, 2005, Wherify had not granted any SARs of any kind. The table below sets forth information pertaining to the value of unexercised stock options held by the Named Executive Officers as of June 30, 2005.

                       AGGREGATED OPTION EXERCISES IN LAST
                  FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

                                                                NUMBER OF SHARES UNDERLYING               VALUE OF UNEXERCISED
                                                                    UNEXERCISED OPTIONS                  IN-THE-MONEY OPTIONS AT
                                                                   AT FISCAL YEAR-END (#)                FISCAL YEAR-END ($) (1)
                                                            ----------------------------------------------------------------------
          NAME            SHARES ACQUIRED       VALUE          EXERCISABLE       UNEXERCISABLE       EXERCISABLE      UNEXERCISABLE
                          ON EXERCISE (#)    REALIZED ($)
----------------------------------------------------------------------------------------------------------------------------------
Timothy Neher                 --                --               1,543,279(2)              --         $6,790,427                --
Gerald Parrick                --                --                  70,030            410,179           $308,128        $1,804,792
John Davis                    --                --                  77,033            259,113           $338,954        $1,140,088
William Scigliano             --                --                 250,000                 --         $1,100,000                --
----------------------------------------------------------------------------------------------------------------------------------

(1) Based on the June 30, 2005 closing price of Wherify common stock of $4.40 per share.

(2) Includes 568,651 shares of common stock subject to a right of repurchase in favor of Wherify as of June 30, 2005.

                   COMPENSATION AGREEMENTS WITH KEY PERSONNEL

Employment Agreement with William Scigliano

      Effective January 1, 2004, we entered into an employment agreement with Mr. Scigliano. Under the agreement, Mr. Scigliano agreed to serve as our President and Chief Executive Officer at an annual salary of $142,700. In addition, we granted Mr. Scigliano an option to purchase 50,000 shares of our common stock at an exercise price of $6.00 per share. In addition to the compensation described above, we also agreed to award Mr. Scigliano additional cash bonuses in the event we achieved certain milestones as described in the agreement ("Milestone Bonuses"). Mr. Scigliano also receives a housing allowance of $1,500 per month and an automobile allowance of $1,000 per month. Mr. Scigliano is also entitled to participate in any and all employee benefit plans hereafter established for our employees and is entitled to standard expense reimbursements.

      On March 2, 2004, the Company and Mr. Scigliano amended his employment agreement, effective upon the closing of the merger. Under Mr. Scigliano's amended employment agreement, we agreed to establish, as soon as practicable after the closing of the merger, a public sector business unit for which Mr. Scigliano will be responsible.

      In addition, as long as Mr. Scigliano is employed by us, our board of directors agrees to nominate him to serve as a member of the board of directors and so long as Mr. Scigliano continues to be elected to our board of directors, the board of directors agrees to elect him as chairman of the board.

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

      o If Mr. Scigliano's employment is terminated without Cause, or if Mr. Scigliano terminates his employment for Good Reason (as defined in the agreement), Mr. Scigliano is entitled to receive: (a) all salary and other benefits to which he would be entitled for the remainder of the term of the agreement; plus (b) a lump sum payment at the effective date of termination of an amount equal to all Milestone Bonuses payable under the agreement. Additionally, all stock options granted to Mr. Scigliano, which are unvested as of the termination date, shall fully vest and shall be exercisable for a period of one year after the date of termination.

      o If Mr. Scigliano's employment is terminated without Cause or if Mr. Scigliano terminates his employment for Good Reason within six months following a Change in Control (as defined in the agreement, which would include the Merger), Mr. Scigliano is entitled to receive: (a) his base salary and other benefits through and including the date of such termination; and (b) an amount equal to
            (i) three times his base salary at the annual base salary then currently in effect and (ii) three times the total amount of all Milestone Bonuses payable under the agreement. Additionally, all stock options to purchase IQB stock granted to Mr. Scigliano, which are unvested as of such termination, shall automatically vest and shall be exercisable for a period of one year.

      On May 19, 2005, the Company and Mr. Scigliano entered into a second amendment to his employment agreement that provided that Mr. Scigliano's employment agreement terminates on the second anniversary date of the closing of the Merger, unless automatically extended for an additional 24 month period or otherwise terminated as provided in the agreement; provided, however, that if the merger has not been consummated by December 31, 2005, the initial expiration date would be December 31, 2007. It was also agreed that, if Mr. Scigliano's employment is terminated Without Cause or if Mr. Scigliano terminates his employment for Good Reason within six months following a Change in Control (as defined in the agreement, which would include the Merger), Mr. Scigliano is entitled to received: (a) his base salary and other benefits through and including the date of such termination; and (b) an amount equal to (i) three times his base salary at the annual base salary then currently in effect and
(ii) three times the total amount of Milestone Bonuses payable under the agreement. Additionally, the clause which previously provided that all stock options to purchase IQB stock granted to Mr. Scigliano, which are unvested as of such termination, shall automatically vest and shall be exercisable for a period of one year was eliminated from his employment agreement.

Employment Agreement with Timothy Neher

      In November 2002, Wherify California entered into an employment agreement with Timothy Neher pursuant to which Mr. Neher agreed to serve as the President and Chief Executive Officer of Wherify California until November 2007 at an annual base salary of $200,000 (as adjusted pursuant to the agreement). In addition, in November 2002, Wherify California granted Mr. Neher an option to purchase 1,200,525 shares of its common stock at an exercise price of $0.34 per share. In addition to the compensation described above, Wherify California also agreed to award Mr. Neher additional cash bonuses, in the event Wherify California achieved certain milestones as described in the employment agreement. Mr. Neher is also entitled to participate in any and all employee benefit plan hereafter established for Wherify California employees and is entitled to an automobile allowance of $2,000 per month. Wherify has agreed to assume this agreement from Wherify California.

      Under the terms of the employment agreement, Mr. Neher is entitled to the following severance benefits:

      o If Mr. Neher's employment is terminated other than for "Cause" (as defined in the agreement), or if he resigns as a result of a "Constructive Termination" then Mr. Neher is entitled, in exchange for a release of all claims, a lump sum severance payment equal to 12 months base salary, as then determined, plus 50% of his prior year's bonus, if any. Additionally, Mr. Neher will receive accelerated vesting with respect to 240,105 shares purchasable upon exercise of the option granted to him by Wherify California.

Employment Agreement with Gerald Parrick

      In December 2004, Wherify California entered into an employment agreement with Mr. Parrick. Under this agreement, Mr. Parrick agreed to serve as President and acting VP of Sales and Marketing of Wherify California, at an annual salary of $185,000. In addition, in December 2004, Wherify California granted Mr. Parrick an option to purchase 480,210 shares, at an exercise price of $0.31 per share. One sixteenth of the shares vest after 3 months of employment, and the remainder vest at 1/48th per month over the following four-year period. Under the employment agreement, Mr. Parrick is entitled to a lump sum severance payment equal to four months base salary in the event he is terminated other than for cause, or if he terminates his employment as a result of a constructive termination (as defined in the agreement).

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following tables set forth information as of September 22, 2005 regarding the beneficial ownership of common stock by (a) each stockholder who is known by Wherify to own beneficially in excess of 5% of Wherify's outstanding common stock; (b) each director; (c) by the Company's Chief Executive Officer and the four other highest paid executive officers (the "Named Executive Officers"); and (d) the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of common stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of common stock.

      The percentage of beneficial ownership is based upon 52,447,309 shares of common stock outstanding, as of September 22, 2005. Unless otherwise indicated, the address of the following stockholders is c/o Wherify Wireless, Inc. 2000 Bridge Parkway, Suite 201, Redwood Shores, California, 94065.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS(A)

Name and Address of            Number of Shares              % of Outstanding
Beneficial Owner               of Common Stock                Common Stock(b)
--------------------------------------------------------------------------------
Doug Hajjar                      2,788,800                       5.3%
Harvey Miller                    2,959,992                       5.6%
Timothy Neher(c)                10,161,103                      19.4%

(a) Security ownership information for beneficial owners is taken from statements filed with the Securities and Exchange Commission pursuant to Sections 13(d), 13(g) and 16(a) and information made known to the Company.

(b)   Based on 52,447,309  shares of Common Stock  outstanding  on September 22,
      2005.

(c) Includes 1,543,279 shares issuable pursuant to stock options that are/or will become exercisable within 60 days of September 22, 2005, of which 492,930 shares are subject to a right of repurchase in favor of Wherify within 60 days of September 22, 2005.

     SECURITY OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

                                                     Beneficial     Percent of
Title of Class   Name of Beneficial Owner            Ownership (a)    Class(b)
-------------------------------------------------------------------------------
Common           Reginald Brown                             0          *
Common           John Davis                           105,045 (c)      *
Common           Wade Fenn                             93,040 (d)      *
Common           John Micek III                        12,500 (e)      *
Common           Timothy Neher                     10,161,103 (f)    19.4%
Common           Gerald Parrick                       110,048 (g)      *
Common           William Scigliano                    250,000 (h)      *
                                                   ----------------------------

 All Directors and Executive Officers as a Group   10,731,736        20.5%

* Does not exceed 1% of the referenced class of securities.

(a)   Ownership is direct unless indicated otherwise.

(b) Calculation based on 52,447,309 shares of Common Stock outstanding as of September 22, 2005.

(c) All shares issuable pursuant to stock options that are/or will become exercisable within 60 days of September 22, 2005.

(d) Includes 21,009 shares issuable pursuant to stock options that are/or will become exercisable within 60 days of September 22, 2005.

(e) Includes 12,500 shares issuable pursuant to stock options that and/or will become exercisable within 60 days of September 22, 2005.

(f) Includes 1,543,279 shares issuable pursuant to stock options that are/or will become exercisable within 60 days of September 22, 2005, of which, 492,930 shares are subject to a right of repurchase in favor of Wherify within 60 days of September 22, 2005.

(g) All shares issuable pursuant to stock options that are/or will become exercisable within 60 days of September 22, 2005.

(h) Includes 250,000 shares issuable pursuant to stock options that are exercisable within 60 days of September 22, 2005.

EQUITY COMPENSATION PLANS

      Wherify has two equity compensation plans for its employees, directors and consultants pursuant to which options, rights or shares may be granted or issued. These plans include the 2005 Consultant Compensation Plan, and the IQ Biometrix, Inc. 2004 Stock Plan. Further information on the material terms of these plans is given below.

      In connection with the merger, we assumed stock options issued under the Wherify Wireless 1999 Stock Option Plan. We have not adopted this plan, and Wherify California does not plan to issue any shares under this plan.

      The following table provides information as of June 30, 2005 with respect to our compensation plans (including individual compensation arrangements), under which securities are authorized for issuance aggregated as to (i) compensation plans previously approved by stockholders, and (ii) compensation plans not previously approved by stockholders

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                                   NUMBER OF SECURITIES REMAINING
                                  NUMBER OF SECURITIES TO BE                                       AVAILABLE FOR FUTURE ISSUANCE
                                   ISSUED UPON EXERCISE OF         WEIGHTED-AVERAGE EXERCISE      UNDER EQUITY COMPENSATION PLANS
                                OUTSTANDING OPTIONS, WARRANTS     PRICE OF OUTSTANDING OPTIONS,   (EXCLUDING SECURITIES REFLECTED
                                          AND RIGHTS                   WARRANTS AND RIGHTS                  IN COLUMN (A))
PLAN CATEGORY                                (A)                              (B)                                 (C)
---------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans                3,653,600                        $0.37
approved by security holders

Equity compensation plans not              705,353(1)                     $3.33(1)                          185,455(2)
approved by security holders

TOTAL                                    1,424,459(1)                     $0.85(1)                          185,455(2)

(1) Of these options, warrant and rights, 5,357 were assumed by Wherify in connection with our merger with Wherify California. The weighted-average exercise price of the assumed options, warrant and rights was $7.00.

(2) Of these securities, 185,455 were available for issuance as of June 30, 2005 pursuant to the 2005 Consultant Compensation Plan.

                        2005 CONSULTANT COMPENSATION PLAN

      PURPOSE.

      The 2005 Consultant Compensation Plan (the "Plan") is intended to promote the interests of Wherify and its subsidiaries by offering its outside consultants who assist in its development and success, the opportunity to participate in a compensation plan designed to reward them for their services and to encourage them to continue to provide services to Wherify.

      ADMINISTRATION.

      The Plan is administered by the Board of Directors or by a committee of not less than two directors of the Wherify Board.

      ELIGIBILITY.

      Only individuals who are outside consultants, or directors, officers, partners or employees of outside may participate in the plan.

      NUMBER OF SHARES OF COMMON STOCK AVAILABLE UNDER THE PLAN.

      A total of 250,000 shares of Wherify common stock are currently reserved for issuance under this plan. Any shares awarded and later forfeited are again subject to award or sale under the Plan.

      TERM AND AMENDMENT OF PLAN.

      This Plan expires on December 31, 2005 . The Board may terminate or amend the Plan in any respect at any time, except no action of the Wherify Board or any committee thereof may, without the consent of a Participant, alter or impair such Participant's rights under any shares previously granted.

                                 2004 STOCK PLAN

The following is a description of the material features of the 2004 Stock Plan.

      GENERAL

      The purpose of the 2004 Stock Plan is to increase stockholder value by attracting and retaining the best available personnel for positions of substantial responsibility, providing additional incentive to our employees, directors and consultants and promoting the success of our business. Options and stock purchase rights may be granted under the 2004 Stock Plan. Options granted under the 2004 Stock Plan may be either "incentive stock options" or "nonstatutory stock options."

      Two million shares of Wherify common stock are reserved under the 2004 Stock Plan, all of which may be issued upon the exercise of incentive stock options granted under the Plan. The number of shares reserved under the 2004 Stock Plan (including shares reserved for issuance upon the exercise of incentive stock options granted under the Plan) automatically increases on the first day of each fiscal year during the term of the Plan (beginning in 2005) by an amount equal to the lesser of (i) 200,000 shares, (ii) 5% of the outstanding shares on that date or (iii) a lesser amount determined by the Board; provided, however, in no event shall the aggregate number of shares reserved for issuance under the Plan (including shares reserved for issuance upon the exercise of incentive stock options granted under the Plan), as adjusted for all such annual increases, exceed 4,000,000 shares.

      ADMINISTRATION

      The 2004 Stock Plan is administered by the board of directors or a committee appointed by the board of directors. The administrator determines the terms of the options and stock purchase rights granted, including the exercise price, number of shares subject to the options and stock purchase rights, and the exercisability. All questions of interpretation are determined by the administrator and its decisions are final and binding upon all participants. Directors receive no additional compensation for their services in connection with the administration of the 2004 Stock Plan.

      ELIGIBILITY

      Nonstatutory stock options and stock purchase rights may be granted under the 2004 Stock Plan to our directors, employees and consultants. Incentive stock options may be granted only to employees. The 2004 Stock Plan provides a limit of $100,000 on the aggregate fair market value (determined on the date of grant) of shares subject to all incentive stock options that are exercisable for the first time by an optionee in any one calendar year. The administrator, in its discretion, selects the persons to whom options and stock purchase rights are granted, the time or times at which such options and stock purchase rights are granted, and the exercise price or purchase price and number of shares subject to each such grant.

      OPTION GRANT LIMITATIONS

      Section 162(m) of the Internal Revenue Code limits the deductibility for federal income tax purposes of compensation paid to certain of our executive officers. In order to preserve our ability to deduct the compensation associated with options granted to such persons, the 2004 Stock Plan provides that no employee or director may be granted, in any fiscal year, options to purchase more than one million shares of common stock.

      TERMS AND CONDITIONS OF OPTIONS

      Each option is evidenced by a stock option agreement between Wherify and the optionee, and is subject to the following terms and conditions:

      (a) Exercise Price. The administrator determines the exercise price of options at the time the options are granted. The exercise price of an incentive stock option may not be less than 100% of the fair market value of the common stock on the date such option is granted; provided, however, that the exercise price of an incentive stock option granted to a ten percent stockholder may not be less than 110% of the fair market value on the date the option is granted. The 2004 Stock Plan provides that if we desire to preserve our ability to deduct the compensation associated with options granted under the 2004 Stock Plan pursuant to Section 162(m) of the Internal Revenue Code, the exercise price of a nonstatutory stock option may not be less than 100% of the fair market value of the common stock on the date such option is granted. The fair market value of the common stock is generally determined with reference to the closing sale price for the common stock on the last market trading day prior to the date the option is granted.

      (b) Exercise of Option; Form of Consideration. The administrator determines when options become exercisable and may accelerate the vesting of any outstanding option. The means of payment for shares issued upon exercise of an option is specified in each option agreement. As determined by the administrator and subject to all applicable laws, the 2004 Stock Plan permits payment to be made by cash, check, promissory note, other shares of our common stock, pursuant to a cashless exercise procedure, a reduction in the amount of any liability of Wherify to the individual, any other form of consideration permitted by applicable law, or any combination thereof.

      (c) Term of Option. The term of an incentive stock option may be no more than ten years from the date of grant; provided, however, that in the case of an incentive stock option granted to a ten percent stockholder, the term of the option may be no more than five years from the date of grant. No option may be exercised after the expiration of its term.

      (d) Termination of Service. If an optionee's service relationship with us terminates for any reason (excluding death or disability), then the optionee may exercise the option within a period of time as determined by the administrator to the extent that the option is vested on the date of termination, (but in no event later than the expiration of the term of such option as set forth in the option agreement). In the absence of a specified time determined by the administrator or set forth in the option agreement, the option will remain exercisable for three months following the termination of the optionee's service relationship. If an optionee's service relationship terminates due to the optionee's disability, the optionee may exercise the option within a period of time as determined by the administrator to the extent the option was vested on the date of termination (but in no event later than the expiration of the term of such option as set forth in the option agreement). In the absence of a specified time determined by the administrator or set forth in the option agreement, the option will remain exercisable for the twelve months following the termination of the optionee's service due to disability. If an optionee's service relationship terminates due to the optionee's death, the optionee's estate or the person who acquires the right to exercise the option by bequest or inheritance may exercise the option within a period of time as determined by the administrator to the extent the option was vested on the date of death (but in no event later than the expiration of the term of such option as set forth in the option agreement). In the absence of a specified time determined by the administrator or set forth in the option agreement, the option will remain exercisable for twelve months following the optionee's death.

      (e) Nontransferability of Options. Unless otherwise determined by the administrator, options and stock purchase rights granted under the 2004 Stock Plan are not transferable other than by will or the laws of descent and distribution, and may be exercised during the optionee's lifetime only by the optionee.

      (f) Other Provisions. The stock option agreement may contain other terms, provisions and conditions not inconsistent with the 2004 Stock Plan as may be determined by the administrator.

      STOCK PURCHASE RIGHTS

      In the case of stock purchase rights, unless the administrator determines otherwise, the restricted stock purchase agreement will grant Wherify a repurchase option with respect to any unvested shares, exercisable upon the voluntary or involuntary termination of the purchaser's employment with Wherify for any reason, including death or disability. The purchase price for shares repurchased pursuant to the restricted stock purchase agreement will be the original price paid by the purchaser and may be paid by cancellation of any indebtedness of the purchaser to Wherify. The repurchase option will lapse at a rate determined by the administrator. To the extent restricted stock is issued in consideration for a participant's services without payment of any other consideration by the participant and the participant's services are terminated (voluntarily or involuntarily), the administrator shall have the right to cause the participant to forfeit any unvested shares held by the participant on the participant's termination date to Wherify for no consideration from Wherify.

      ADJUSTMENTS UPON CHANGES IN CAPITALIZATION

      If Wherify's capitalization changes by reason of any stock split, reverse stock split, stock dividend, combination, reclassification or other similar change effected without the receipt of consideration, appropriate adjustments will be made in the number and class of shares of stock subject to the 2004 Stock Plan, the maximum number of shares by which the share reserve shall increase in each fiscal year, the maximum number and class of shares for which any employee or prospective employee may be granted options per fiscal year, the number and class of shares of stock subject to any option or stock purchase right outstanding under the 2004 Stock Plan, and the exercise price of any such outstanding option or stock purchase right.

      In the event of a liquidation or dissolution, any unexercised options and stock purchase rights will terminate. The administrator may, in its sole discretion, provide that each optionee will have the right to exercise all or any part of the optionee's options and stock purchase rights, including those not otherwise exercisable. In addition, the administrator may provide that any repurchase or forfeiture right held by Wherify applicable to any shares purchased upon exercise of an option or shares of restricted stock will lapse as to all such shares.

      In connection with any merger of Wherify with or into another corporation or the sale of all or substantially all of the assets of Wherify, each outstanding option and stock purchase right will be assumed or an equivalent option or stock purchase right substituted by the successor corporation. If the successor corporation refuses to assume the options or stock purchase rights or to substitute substantially equivalent options or stock purchase rights, the participant will have the right to exercise the option or stock purchase rights as to all the stock subject to the option or stock purchase right, including shares not otherwise vested or exercisable. In such event, the administrator will notify the participant that the option or stock purchase right is fully exercisable for fifteen (15) days from the date of such notice and that the option or stock purchase right terminates upon expiration of such period. In addition, the administrator shall have the discretionary authority to structure one or more options or restricted stock grants so that the shares of stock subject to such grants shall automatically vest, in whole or in part, upon the "involuntary termination" (as defined in the 2004 Stock Plan) of the participant's service with Wherify (or a parent or subsidiary of Wherify) within a designated period (not to exceed eighteen (18) months) following the effective date of any change in control of Wherify in which such shares would not otherwise vest.

      AMENDMENT AND TERMINATION OF THE 2004 STOCK PLAN

      The board of directors may amend, alter, suspend or terminate the 2004 Stock Plan at any time and for any reason. However, Wherify must obtain stockholder approval for any amendment to the 2004 Stock Plan to the extent necessary or desirable to comply with applicable law. No such action by the board of directors or stockholders may alter or impair any option or stock purchase right previously granted under the 2004 Stock Plan without the written consent of the participant. Unless terminated earlier, the 2004 Stock Plan will terminate in 2014.

      FEDERAL INCOME TAX CONSEQUENCES OF INCENTIVE STOCK OPTIONS

      An optionee who is granted an incentive stock option does not recognize taxable income for regular income tax purposes at the time the option is granted or upon its exercise. However, the excess, if any, of the fair market value of the option shares over the exercise price of the option on the date of exercise is an adjustment item for alternative minimum tax purposes and may subject the optionee to the alternative minimum tax. Upon a disposition of the shares more than two years after grant of the option and one year after exercise of the option, any gain or loss is treated as long-term capital gain or loss. Net capital gains on shares held more than twelve months may be taxed at a maximum federal rate of 15%. Capital losses are allowed in full against capital gains and up to $3,000 against other income. If these holding periods are not satisfied, the optionee recognizes ordinary income at the time of disposition equal to the difference between the exercise price and the lower of (i) the fair market value of the shares at the date of the option exercise or (ii) the sale price of the shares. Any gain or loss recognized on such a premature disposition of the shares in excess of the amount treated as ordinary income is treated as long-term or short-term capital gain or loss, depending on the optionee's holding period for the shares. Unless limited by Section 162(m), Wherify is entitled to a deduction in the same amount as the ordinary income recognized by the optionee.

      NONSTATUTORY STOCK OPTIONS

      An optionee does not recognize any taxable income at the time he or she is granted a nonstatutory stock option. Upon exercise, the optionee recognizes taxable income generally measured by the excess of the then fair market value of the shares over the exercise price. Any taxable income recognized in connection with an option exercise by an employee of IQB is subject to tax withholding by Wherify. Unless limited by Section 162(m), Wherify is entitled to a deduction in the same amount as the ordinary income recognized by the optionee. Upon a disposition of such shares by the optionee, any difference between the sale price and the optionee's exercise price, to the extent not recognized as taxable income as provided above, is treated as long-term or short-term capital gain or loss, depending on the optionee's holding period for the shares. Net capital gains on shares held more than twelve months may be taxed at a maximum federal rate of 15%. Capital losses are allowed in full against capital gains and up to $3,000 against other income.

      STOCK PURCHASE RIGHTS

      Stock purchase rights will generally be taxed in the same manner as nonstatutory stock options. However, restricted stock is generally purchased upon the exercise of a stock purchase right. At the time of purchase, restricted stock is subject to a "substantial risk of forfeiture" within the meaning of
Section 83 of the Internal Revenue Code because Wherify may repurchase the stock when the purchaser ceases to provide services to Wherify. As a result of this substantial risk of forfeiture, the purchaser will not recognize ordinary income at the time of purchase. Instead, the purchaser will recognize ordinary income on the dates when the stock is no longer subject to a substantial risk of forfeiture (i.e., when Wherify's right of repurchase lapses). The purchaser's ordinary income is measured as the difference between the purchase price and the fair market value of the stock on the date the stock is no longer subject to right of repurchase.

      The purchaser may accelerate to the date of purchase his or her recognition of ordinary income, if any, and begin his or her capital gains holding period by timely filing an election pursuant to Section 83(b) of the Internal Revenue Code, which must be filed by the participant with the Internal Revenue Service within 30 days of the acquisition of shares by a participant under the 2004 Stock Plan. In such event, the ordinary income recognized, if any, is measured as the difference between the purchase price and the fair market value of the stock on the date of purchase, and the capital gain holding period commences on such date. The ordinary income recognized by a purchaser who is an employee will be subject to tax withholding by Wherify.

      The foregoing is only a summary of the effect of federal income taxation upon optionees and Wherify with respect to the grant of options and stock purchase rights under the 2004 Stock Plan. It does not purport to be complete and does not discuss the tax consequences of the optionee's death or the provisions of the income tax laws of any municipality, state or foreign country in which the employee may reside.

      PARTICIPATION IN THE 2004 STOCK PLAN

      The grant of options under the 2004 Stock Plan to executive officers, including the officers named in the Summary Compensation Table, is subject to the discretion of the administrator. As of the date of this report, there has been no determination by the administrator with respect to future awards under the 2004 Stock Plan. Accordingly, future awards are not determinable. The Summary Compensation Tables under "Compensation of Executive Officers and Directors of Wherify" provide information with respect to the grant of options to the persons named in the Summary Compensation Tables during the last three fiscal years. During fiscal 2005, no executive officers or employees were granted options to purchase shares pursuant to the 2004 Stock Plan.

      As of June 30 ,2005, no options to purchase shares of common stock were outstanding under the 2004 Stock Plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      In April 2003, Wherify issued to Forte Capital Partners LLC $300,000 in 10% secured convertible debentures and warrants to purchase 300,000 shares of Wherify common stock at an exercise price of $.80 per share. Within 30 days of maturity (or, in the event of prepayment in full prior to maturity, within 30 days of such prepayment date) the holder may elect to convert the note into shares of Wherify common stock at a conversion price of $0.80 per share. In addition, if Wherify pays, on or before the maturity date, at least 75% of the outstanding principal and accrued interest under the note, the holder will have the right to purchase a number of additional shares of Wherify common stock equal to the quotient of 25% of the principal amount under the note divided by $0.80 at a purchase price of $0.80 per share. Mr. McKelvey serves as a managing member of Forte Capital Partners LLC and thus may be deemed to beneficially own shares owned by Forte Capital Partners LLC. Mr. McKelvey was appointed to the Wherify board of directors in March 2004 and ceased being a Director upon consummation of the merger with Wherify California on July 21, 2005.

      Wherify entered into a consulting agreement (the "Repko Consulting Agreement") with M. Riley Repko, the former Chairman of Wherify's board of directors. The Repko Consulting Agreement terminated on September 17, 2003. As compensation for services provided under the Repko Consulting Agreement prior to termination, Wherify paid Mr. Repko $4,761.92 in cash and issued Mr. Repko 3,696 shares of Wherify common stock.

      As part of the merger with JVWeb, Wherify assumed an existing advisory agreement (the "McAfee Advisory Agreement") between IQ Biometrix California, Inc. and Eric A. McAfee, a former director of Wherify. The McAfee Advisory Agreement had a term of two years and was to expire in accordance with its term at the end of April 2004, subject to earlier termination upon the occurrence of certain events. Under the McAfee Advisory Agreement Mr. McAfee was to receive $9,600 per month. Mr. McAfee was also entitled to participate in any and all employee benefit plans established for the employees of Wherify and to receive an expense reimbursement for office rent of $2,800 per month. The McAfee Advisory Agreement did not contain any covenant not to compete. The McAfee
Advisory Agreement was terminated as of March 31, 2003. Mr. McAfee received a total of $48,000 under the agreement in advisory fees and $30,800 in expense reimbursements prior to termination. On November 11, 2003, Wherify entered into a settlement agreement with Mr. McAfee in connection with the termination of the McAfee Advisory Agreement. Under the settlement agreement, Wherify paid Mr. McAfee $24,000 on November 15, 2003, and agreed to pay Mr. McAfee an additional $50,000 at such time as Wherify raised financing in an aggregate amount of $2,000,000. In addition, Wherify released Mr. McAfee from his agreement to deliver 175,000 shares held by Mr. McAfee to Wherify in connection with the MVION Note described below.

      In connection with a financing transaction with Special Equity IV, L.P. ("SEIVLP"), Wherify acquired from SEIVLP a Secured Convertible Promissory Note having a face amount of a $2.2 million dollars (the "MVION Note") due from MVION, Inc., a technology company also known as KachinaGuide. Eric A. McAfee, a former Director of Wherify, is the sole director and officer of MVION. Daniel McKelvey, a selling stockholder, is a managing member of Forte Capital Partners LLC, the general partner of SEIVLP. The KachinaGuide, was a real-time interactive tool used to conduct highly refined searches across heterogeneous data sources. MVION's business failed, and the MVION Note was in default when Wherify acquired the MVION Note. The MVION Note is secured by a lien on MVION's assets, which in the event MVION defaulted on the Note would entitle the holder thereof to acquire all of the assets, including the intellectual property assets of MVION. When Wherify acquired the Note from SEIVLP, management believed that MVION's assets, particularly its intellectual property assets, were worth the approximately $178,000 value of the stock and warrants issued to SEIVLP. In addition, Eric McAfee agreed that if the intellectual property assets of MVION were later determined to be worth less than the value of the stock and warrants issued to SEIVLP, he would return a number of shares of Wherify's common stock held by him, up to 175,000 shares, to Wherify. At the time Wherify entered into the transaction, very little due diligence was performed on the value of the note or the technology securing the note based upon Mr. McAfee's personal assertions of the value of the Mvion technology and his pledge of stock. As stated above, Wherify later released Mr. McAfee from his obligation to return shares to Wherify in connection with a settlement agreement entered into with Mr. McAfee in November 2003 in connection with the termination of the McAfee Advisory Agreement. Wherify has subsequently determined that the cost of perfecting any patent work and subsequent incorporation of the intellectual property of MVION into the FACES software was too costly and, therefore, has not foreclosed on the Note. However, Wherify has recently begun exploring the possibility of exercising its rights as a secured creditor with respect to the MVION assets securing the MVION Note. However, Wherify can give no assurances as to its ability to collect on MVION Note, its efforts to exercise its rights with respect to the MVION Note, or the benefit of the assets securing such note in the event that Wherify eventually acquires ownership of them.

      In August 2003, Wherify entered into a consulting agreement with Daniel McKelvey. Under the agreement Mr. McKelvey (i) provided general management and counseling in the areas of financial management and business planning, (ii) advised and assisted in identifying, evaluating, negotiating and securing sources of funding, merger or acquisition prospects or other opportunities and
(iii) performed such other services as requested by the chief executive officer and/or board of directors. Under Section 2 of the consulting agreement, Mr. McKelvey received $10,000 per month in cash or shares of Wherify common stock and a warrant for 50,000 shares of common stock with a purchase price of $2.00 per share. Twenty-five percent of the shares issuable upon exercise of the warrant vested on the first day of each quarter beginning August 1, 2003 and is exercisable any time before midnight July 31, 2008 in cash or pursuant to a cashless exercise provision. As of the date of this prospectus, this warrant is fully vested. In addition, the agreement provided that in the event Wherify raised additional financing and Mr. McKelvey provided the only investment banking services with respect to the financing, Mr. McKelvey would be entitled to cash compensation equal to 6% of the funds raised and a warrant for Wherify common stock equal to 10% of the funds raised. If investment-banking services from other sources were used as well, the agreement provided that Mr. McKelvey would be entitled to a cash payment of $100,000. Mr. McKelvey is entitled to a cash payment for a success fee of $250,000 upon the completion of the merger with Wherify. As of August 15, $25,000 was paid in cash and the Company agreed to issue Mr. McKelvey 50,000 shares of stock under the 2005 Consultant Compensation Plan, pending board approval. In August 2004, Wherify and Mr. McKelvey entered into the Consulting Agreement Addendum, pursuant to which the parties agreed to extend the consulting agreement for an additional 6 months, through January 31, 2005 on the same terms and conditions as the original consulting agreement except that Section 1 of the Addendum provides that Wherify will issue Mr. McKelvey a warrant to purchase 25,000 shares with an exercise price of $3.00. Fifty percent of the shares issuable upon exercise of the warrant vested on the first day of each quarter beginning August 1, 2004 and is exercisable any time before midnight July 31, 2009 in cash or pursuant to a cashless exercise provision. As of the date of this prospectus, this warrant is fully vested. Upon completion of the financing completed in January 2005, Wherify paid Mr. McKelvey $100,000.

      In May and June 2004, Wherify issued a $50,000 short-term note to Greg J. Micek, a former member of Wherify's board of directors, and a $50,000 short term note to Forte Capital Partners, LLC. Daniel McKelvey, a former member of Wherify's board of directors, is a managing partner of Forte Capital Partners, LLC. The notes bore interest at the annual rate of 6% and were due July 31, 2004. In July 2004, Mr. Micek assigned his note to a third party. In July 2004, Wherify issued a secured convertible promissory note in the principal amount of $180,000 to Forte Capital Partners LLC, which included $50,000 in principal from the note issued in June 2004. The debenture was due on December 31, 2004. This note bore interest at the annual rate of 10% and the principal and accrued interest thereon was convertible into the securities issued in the next round of financing of $1,500,000 or more. In connection with the issuance of this note Wherify issued to Forte Capital Partners LLC warrants to purchase 90,000 Wherify common shares. The warrant has a 5 year term with an exercise price of $2.00 per shares. As part of Wherify's January 11, 2005, financing, Wherify issued to Forte Capital Partners LLC a convertible debenture in the principal amount of $187,777 in consideration for cancellation of all outstanding principal and accrued interest under this note. In connection with this financing, Wherify issued to Forte Capital a warrant to purchase 46,944 shares of Wherify common stock at an exercise price of $2.70 per share. In addition, Forte Capital invested an additional $25,000 in Wherify's January 11, 2005 financing and received a convertible debenture in the principal amount of $25,000 and warrants to purchase 6,250 shares of Wherify common stock at $2.70 per share.

      On January 11, 2005, Wherify issued an aggregate of $3.3 million in convertible debentures and warrants to qualified institutional buyers, and a limited number of accredited individual and institutional investors. Forte Capital Partners, LLC, of which Daniel McKelvey, a former member of Wherify's board of directors, is a managing partner, purchased $25,000 of the convertible debentures. The convertible debentures bear interest at an annual rate of 5% and mature on June 30, 2005. The debentures are convertible at any time at the election of the holder into shares of Wherify common stock at a conversion price of $2.00 per share. The debentures automatically convert into shares of Wherify's common stock at the conversion price upon the effectiveness of this registration statement. In connection with the sale of the convertible debentures, Wherify issued warrants to purchase an aggregate of 825,000 shares of its common stock for an exercise price of $2.70 per share. The conversion price of the debentures and the exercise price of the warrants are subject to adjustment at any time as the result of any subdivision, stock split and combination of shares or recapitalization or if Wherify sells any common stock or rights to acquire common stock at a purchase price less than the conversion price of the debentures or the exercise price of the warrants.

      On January 12, 2005, Wherify issued bonuses to Greg Micek, a former member of its board of directors and to Mike Walsh, its former Chief Financial Officer. Mr. Micek received a cash payment of $50,000 and 10,416 restricted shares of Wherify common stock and Mr. Walsh received 20,833 restricted shares of Wherify common stock.

      On January 24, 2005, Wherify extended the due date on the convertible debenture issued to Forte Capital Partners, LLC, from March 31, 2005 to June 30, 2005. The face value of the debenture was $300,000. Daniel McKelvey, a former member of Wherify's board of directors, is a managing partner of Forte Capital Partners, LLC. This debenture and its accrued interest were converted in May 2005 into 454,547 shares of Wherify common stock.

      In July 2005, Wherify paid cash bonuses to William Scigliano for reaching bonus milestones in his employment agreement for financing, completion of the merger and relocation of the company totaling $45,000. He also received a bonus of $50,000 cash and 30,000 restricted shares as an added bonus for completion of the merger.

      In July of 1999, Wherify California loaned Timothy Neher $100,000. Pursuant to the terms of the promissory note, on July 18, 2009, the maturity date of the note, Mr. Neher is required to repay the entire principal sum of $100,000 plus simple interest on the unpaid principal balance from issuance date at the annual rate of 3.0%.

      In April of 2000, Wherify California loaned Timothy Neher $26,170. Pursuant to the terms of the promissory note, on April 10, 2009, the maturity date of the note, Mr. Neher is required to pay the entire principal sum of $26,170 plus simple interest on the unpaid principal balance from issuance date at the annual rate of 3.0%.

      CONFLICT OF INTEREST POLICY

      Our policy is to require that a majority of the independent and disinterested non-employee directors on the Board approve all transactions between Wherify and its officers, directors, principal stockholders and their affiliates. We believe that such transactions will be on terms no less favorable to us than we could obtain from unaffiliated third parties.

      All transactions between us and our officers, directors, principal stockholders and their affiliates will be approved by a majority of the Board, including a majority of the independent and disinterested non-employee directors, or, if required by law, a majority of disinterested stockholders and will be on terms no less favorable to us than could be obtained from unaffiliated third parties.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

      (A)   DOCUMENTS FILED AS PART OF THIS REPORT:

            (I)   CONSOLIDATED FINANCIAL STATEMENTS:

                             WHERIFY WIRELESS, INC.

      Report of Independent Registered Public Accounting Firm ..................F-1

      Balance Sheet as of June 30, 2005.........................................F-2

      Statements of Operations--Years ending June 30, 2005 and 2004.............F-3

      Statements of Stockholders' Equity--Years ending June 30, 2005 and 2004...F-4

      Statements of Cash Flows--Years ending June 30, 2005 and 2004.............F-5

      Notes to Financial Statements.............................................F-6

                            WHERIFY CALIFORNIA, INC.

      Report of Independent Registered Public Accounting Firm...................F-13

      Balance Sheet as of June 30, 2005.........................................F-14

      Statements of Operations--Years ending June 30, 2005 and 2004.............F-15

      Statements of Stockholders' Deficit--Years ending June 30, 2005 and 2004..F-16

      Statements of Cash Flows--Years ending June 30, 2005 and 2004.............F-17

      Notes to Financial Statements.............................................F-18

                  PRO FORMA CONSOLIDATED FINANCIAL INFORMATION

      Balance Sheet as of June 30, 2005.........................................F-27

      Statement of Operations for the Twelve Months Ended June 30, 2005.........F-28

            (II)  FINANCIAL STATEMENT SCHEDULES:

                  None

            (III) INDEX OF EXHIBITS:

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------

2.01 Agreement and Plan of Merger dated as of April 14, 2004, by and among IQ Biometrix, Inc., Wherify Acquisition, Inc. and Wherify Wireless, Inc. (included as Appendix A to the joint proxy statement/prospectus which is part of the Registration Statement on Form S-4/A filed on June 30, 2005).

2.02 Amendment No. 1 to Agreement and Plan of Merger dated as of August 13, 2004 by and among IQ Biometrix, Inc., Wherify Acquisition, Inc. and Wherify Wireless, Inc. (included as Appendix B to the Joint Proxy Statement/Prospectus which is part of the Registration Statement on Form S-4/A filed on June 30, 2005).

2.03 Amendment No. 2 to Plan of Merger dated as of December 7, 2004 by and among IQ Biometrix, Inc., Wherify Acquisition, Inc. and Wherify Wireless, Inc. (included as Appendix C to the joint proxy statement/prospectus which is part of the Registration Statement on Form S-4/A filed on June 30,
      2005).

2.04 Amendment No. 3 to Agreement and Plan of Merger dated as of January 13, 2005 by and among IQ Biometrix, Inc., Wherify Acquisition, Inc. and Wherify Wireless, Inc. (included as Appendix D to the joint proxy statement/prospectus which is part of the Registration Statement on Form S-4/A filed on June 30, 2005).

2.05 Amendment No. 4 to Agreement and Plan of Merger dated as of April 18, 2005 by and among IQ Biometrix, Inc., Wherify Acquisition, Inc. and Wherify Wireless, Inc. (included as Appendix E to the joint proxy statement/prospectus which is part of the Registration Statement on Form S-4/A filed on June 30, 2005).

3.01 Bylaws are incorporated herein by reference from Wherify's Registration Statement on Form SB-2 (SEC File No. 333-41635) filed December 29, 1997.

3.02  Amended and Restated Articles of Incorporation of Wherify Wireless, Inc.*

3.02 Amendment to Amended and Restated Articles of Incorporation of Wherify Wireless, Inc.*

4.01  Specimen Common Stock Certificate*

10.01 Asset Purchase Agreement dated February 11, 2003 by and between Special Equity IV, L.P. and IQB is incorporated herein by reference from Wherify's (SEC File No. 0-24001) Quarterly Report on Form 10-QSB filed with the SEC on February 19, 2003.

10.02 Stock Purchase Agreement dated February 11, 2003 by and between Special Equity IV, L.P. and IQB is incorporated herein by reference from Wherify's (SEC File No. 0-24001) Quarterly Report on Form 10-QSB filed with the SEC on February 19, 2003.

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------

10.03 Warrant to Purchase Common Stock dated February 11, 2003 between IQB and Special Equity IV, L.P. is incorporated herein by reference from Wherify's (SEC File No. 0-24001) Quarterly Report on Form 10-QSB filed with the SEC on February 19, 2003.

10.06 Bill of Sale and Assignment dated February 11, 2003 executed by Special Equity IV, L.P. in favor of IQB is incorporated herein by reference from Wherify's (SEC File No. 0-24001) Quarterly Report on Form 10-QSB filed with the SEC on February 19, 2003.

10.10 Memorandum of Agreement regarding stock options dated August 1, 2002 by and between IQB and William Scigliano is incorporated herein by reference from Wherify's (SEC File No. 0-24001) Annual Report on Form 10-KSB filed with the SEC on October 15, 2002.

10.12 Memorandum of Agreement regarding stock options dated August 1, 2002 by and between IQB and Greg J. Micek is incorporated herein by reference from Wherify's (SEC File No. 0-24001) Annual Report on Form 10-KSB filed with the SEC on October 15, 2002.

10.24 Form of Warrant to Purchase Common Stock Issued to Holders dated May 28, 2003 is incorporated herein by reference from Wherify's Registration Statement on Form SB-2 (SEC File No. 333-107570) filed August 1, 2003.

10.25 10% Secured Convertible Debenture dated May 28, 2003 between Wherify and John J. Micek, Jr. is incorporated herein by reference from Wherify's Registration Statement on Form SB-2 (SEC File No. 333-107570) filed August 1, 2003.

10.26 10% Secured Convertible Debenture dated May 28, 2003 between Wherify and Neil Morris is incorporated herein by reference from Wherify's Registration Statement on Form SB-2 (SEC File No. 333-107570) filed August 1, 2003.

10.27 10% Secured Convertible Debenture dated May 28, 2003 between Wherify and Elisa Micek and Forte Capital Partners, LLC is incorporated herein by reference from Wherify's Registration Statement on Form SB-2 (SEC File No. 333-107570) filed August 1, 2003.

10.28 10% Secured Promissory Note between Wherify and Network Storage Systems, Inc. dated May 4, 2003 is incorporated herein by reference from Wherify's Registration Statement on Form SB-2 (SEC File No. 333-107570) filed August 1, 2003.

10.29 Security   Agreement  between  IQB  the  Lenders  dated  May  4,  2003  is incorporated herein by reference from Wherify's Registration Statement on Form SB-2 (SEC File No. 333-107570) filed August 1, 2003.

10.31 Severance and Mutual release between Wherify and Greg Micek dated September 30, 2003.

10.32 6% Secured Convertible Debenture dated September 18, 2003 between Wherify and Platinum Partners Value Arbitrage Fund is incorporated herein by reference from Wherify's Annual Report on Form 10-KSB (SEC File No. 000-24001) filed October 14, 2003.

10.33 6% Secured Convertible Debenture dated September 18, 2003 between Wherify and Platinum Partners Global Macro Fund, LP is incorporated herein by reference from Wherify's Annual Report on Form 10-KSB (SEC File No. 000-24001) filed October 14, 2003.

10.34 Warrant to Purchase Common Stock Issued to Platinum Partners Value Arbitrage Fund, LP 2003 is incorporated herein by reference from Wherify's Annual Report on Form 10-KSB (SEC File No. 000-24001) filed October 14, 2003.

10.35 Warrant to Purchase Common Stock Issued to Platinum Partners Global Macro Fund, LP 2003 is incorporated herein by reference from Wherify's Annual Report on Form 10-KSB (SEC File No. 000-24001) filed October 14, 2003.

10.36 6% Secured Convertible Debenture dated October 30, 2003 between Wherify and William Ritger is incorporated herein by reference from Wherify's Annual Report on Form 10-QSB (SEC File No. 000-24001) filed November 14, 2003.

10.37 6% Secured Convertible Debenture dated October 8, 2003 between Wherify and Jacob Engel is incorporated herein by reference from Wherify's Annual Report on Form 10-QSB (SEC File No. 000-24001) filed November 14, 2003.

10.38 Warrant to Purchase Common Stock Issued to William Ritger is incorporated herein by reference from Wherify's Annual Report on Form 10-QSB (SEC File No. 000-24001) filed November 14, 2003.

10.39 Warrant to Purchase Common Stock Issued to Jacob Engel is incorporated herein by reference from Wherify's Annual Report on Form 10-QSB (SEC File No. 000-24001) filed November 14, 2003.

10.40 Amendment to Employment Agreement between Wherify and William B. Scigliano dated April 13, 2004 is incorporated herein by reference from Wherify's Annual Report on Form 10-KSB (SEC File No. 000-24001) filed October 1, 2004.

10.41 Consulting Agreement between Wherify and Daniel P. McKelvey dated August 1, 2003 is incorporated herein by reference from Wherify's Annual Report on Form 10-KSB (SEC File No. 000-24001) filed October 1, 2004.

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------

10.42 Warrant to Purchase Common Stock Issued to Daniel McKelvey dated August 2003.*

10.43 6% Secured Convertible Debenture dated August 18, 2004 between Wherify and John Micek, Jr. and Forte Capital Partners, LLC is incorporated herein by reference from Wherify's Annual Report on Form 10-KSB (SEC File No. 000-24001) filed October 1, 2004.

10.44 Warrant to Purchase Common Stock Issued to Forte Capital Partners, LLC dated July 2004 is incorporated herein by reference from Wherify's Annual Report on Form 10-KSB (SEC File No. 000-24001) filed October 1, 2004.

10.45 Warrant to Purchase Common Stock Issued to John Micek, Jr. dated July 2004 is incorporated herein by reference from Wherify's Annual Report on Form 10-KSB (SEC File No. 000-24001) filed October 1, 2004. 10.46 Amendment to consulting agreement between Wherify and Daniel McKelvey dated August 1, 2004 is incorporated herein by reference from Wherify's Annual Report on Form 10-KSB (SEC File No. 000-24001) filed October 1, 2004.

10.47 Warrant to Purchase Common Stock Issued to Forte Capital Partners, LLC dated August 17, 2004 is incorporated herein by reference from Wherify's Annual Report on Form 10-KSB (SEC File No. 000-24001) filed October 1, 2004.

10.48 Warrant to Purchase Common Stock Issued to John Micek, Jr. dated August 17, 2004 is incorporated herein by reference from Wherify's Annual Report on Form 10-KSB (SEC File No. 000-24001) filed October 1, 2004.

10.49 Warrant to Purchase Common Stock Issued to Forte Capital Partners, LLC dated October 13, 2004.*

10.50 Wherify's 2000 Non-Qualified Stock Option Plan is incorporated herein by reference from Wherify's Registration Statement on Form S-8 (SEC File No. 333-43884) filed August 16, 2000.

10.51 IQ Biometrix California, Inc. 2001 Stock Plan is incorporated herein by reference from Wherify's (SEC File No. 0-24001) Annual Report on Form 10-KSB filed with the SEC on October 15, 2002.

10.52 Wherify's Year 2002 Consultant Compensation Plan is incorporated herein by reference from Wherify's Registration Statement on Form S-8 (SEC File No. 333-96873) filed July 7, 2002.

10.53 Wherify's Year 2003 Consultant Compensation Plan is incorporated herein by reference from Wherify's Registration Statement on Form S-8 (SEC File No. 333-107447) filed July 28, 2003.

10.54 Wherify's Year 2004 Consultant Compensation Plan is incorporated herein by reference from Wherify's Registration Statement on Form S-8 (SEC File No. 333-112937) filed February 18, 20041.

10.55 Purchase and Registration Rights Agreement dated January 11, 2005 are incorporated herein by reference from Wherify's Current Report on Form 8-K (SEC File No. 000-24001) filed January 11, 2005.

10.56 Amendment to Consulting Agreement Between IQB and Liviakis Financial Communications, Inc. dated January 1, 2005 is incorporated herein by reference from Wherify's Quarterly Report on Form 10-QSB (SEC File NO. 000.24001) filed February 10, 2005

10.57 Consulting Agreement with Alpine Capital Partners dated January 2004.*

10.58 5% Convertible Debenture issued to Austin Lewis dated January 10, 2005.*

10.59 Warrant to Purchase Common Stock Issued to Austin Lewis dated January 10, 2005.*

10.60 5% Convertible Debenture issued to Briarwood Investments dated January 10, 2005.*

10.61 Warrant to Purchase Common Stock Issued to Briarwood Investments dated January 10, 2005.*

10.62 5% Convertible Debenture issued to Enable Capital Partners dated January 10, 2005.*

10.63 Warrant to Purchase Common Stock Issued to Enable Capital Partners dated January 10, 2005.*

10.64 5% Convertible Debenture issued to Forte Capital Partners LLC dated January 10, 2005.*

10.65 Warrant to Purchase Common Stock Issued to Forte Capital Partners LLC dated January 10, 2005.*

10.66 5% Convertible Debenture issued to Meadowbrook Opportunity Fund dated January 10, 2005.*

10.67 Warrant to Purchase Common Stock Issued to Meadowbrook Opportunity Fund dated January 10, 2005.*

10.68 5% Convertible Debenture issued to Ron Nash dated January 10, 2005.*

10.69 Warrant to  Purchase  Common  Stock  Issued to Ron Nash dated  January 10,
      2005.*

10.70 5% Convertible Debenture issued to Nite Capital dated January 10, 2005.*

10.71 Warrant to Purchase Common Stock Issued to Nite Capital dated January 10, 2005.*

10.72 5% Convertible Debenture issued to Schottenfeld Group LLC dated January 10, 2005.*

10.73 Warrant to Purchase Common Stock Issued to Schottenfeld Group LLC dated January 10, 2005.*

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------

10.74 5% Convertible Debenture issued to Special Situations Private Equity Fund, L.P. dated January 10, 2005.*

10.75 Warrant to Purchase Common Stock Issued to Special Situations Private Equity Fund, L.P. dated January 10, 2005.*

10.76 5% Convertible Debenture issued to Special Situations Technology Fund, L.P. dated January 10, 2005.*

10.77 Warrant to Purchase Common Stock Issued to Special Situations Technology Fund, L.P. dated January 10, 2005.*

10.78 5% Convertible Debenture issued to Special Situations Technology Fund II, L.P. dated January 10, 2005.*

10.79 Warrant to Purchase Common Stock Issued to Special Situations Technology Fund II, L.P. dated January 10, 2005.*

10.80 Warrant to Purchase Common Stock Issued to Daniel McKelvey dated August 2004.*

10.81 Employment Agreement between Timothy Neher and Wherify Wireless, Inc. dated as of November 14, 2002. *

10.82 Second Amendment to Employment Agreement between William B. Scigliano dated May 19, 2005 is incorporated herein by reference from the Joint Proxy Statement/Prospectus on Form S-4/A filed on June 30, 2005.

10.83 Employment Agreement between Gerald Parrick and Wherify dated as of July 21, 2005.*

10.84 EMS Agreement between Wherify and CalComp Electronics Public Company Limited dated as of January 7, 2005.*

10.85 Lease between Westport Joint Venture and World Tracking Technologies, Inc. dated as of September 3, 1999.*

10.86 IQ Biometrix, Inc. 2004 Stock Plan is incorporated herein by reference from Wherify's joint proxy statement/prospectus on Form S-4/A as filed on June 30, 2005.

10.87 Amended and Restated 1999 Stock Option Plan of Wherify Wireless, Inc.*

10.88 2005 Consultant Compensation plan is hereby incorporated by reference from Wherify's Registration Statement on Form S-8 (SEC File No. 333-123145) filed March 4, 2005.

10.89 International Supply And Distribution Agreement between Wherify and American Network Computadores. +

14.01 Code of Business Conduct and Ethics.*

21.01 Company's subsidiaries*

23.01 Consent of Malone & Bailey, P.C. +

31.01 Chief  Executive  Officer   Certification  of  Periodic  Financial  Report
      Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

31.02 Chief  Financial  Officer   Certification  of  Periodic  Financial  Report
      Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

32.01 Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

32.02 Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

---------------------------
* Incorporated herein by reference from Wherify's Registration Statement on Form SB-2 (SEC File No. 333-122710) filed September 13, 2005

+     Filed herewith

      (B)   REPORTS ON FORM 8-K

      The Company did not file any reports on Form 8-K during the quarter ended June 30, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      Malone & Bailey, PC, Certified Public Accountants, are Wherify's independent auditors engaged to examine the financial statements of Wherify for the fiscal years ended June 30, 2004 and June 30, 2005. Malone & Bailey, P.C. has performed the following services and has been paid the following fees for these fiscal years:

      AUDIT FEES

      Malone & Bailey, P.C. was paid aggregate fees of approximately $36,000 for the fiscal year ended June 30, 2004 and approximately $37,000 for the fiscal year ended June 30, 2005 for professional services rendered for the audit of Wherify California's annual financial statements and for the reviews of the financial statements included in Wherify's registration statements during these fiscal years.

      Malone & Bailey, PC was paid aggregate fees of approximately $44,000 for the fiscal year ended June 30, 2004 and approximately $78,000 for the fiscal year ended June 30, 2005 for professional services rendered for the audit of Wherify's annual financial statements and for the reviews of the financial statements included in Wherify's registration statements, quarterly and annual reports on Form 10-KSB and Form 10-QSB during these fiscal years.

      AUDIT-RELATED FEES

      Malone & Bailey, PC was not paid any additional fees for the fiscal year ended June 30, 2004 and June 30, 2005 for assurance and related services reasonably related to the performance of the audit or review of Wherify's financial statements.

      TAX FEES

      Malone & Bailey, PC was not paid any aggregate fees for the fiscal years ended June 30, 2004 and June 30, 2005 for professional services rendered for tax compliance, tax advice and tax planning.

      OTHER FEES

      Malone & Bailey, PC was paid no other fees for professional services during the fiscal years ended June 30, 2004 and June 30, 2005.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
 Wherify Wireless, Inc.
 (Formerly known as IQ Biometrix, Inc.)
 Fremont, California

We have audited the accompanying balance sheet of Wherify Wireless, Inc. (formerly known as IQ Biometrix, Inc.) (the "Company") as of June 30, 2005 and the related statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of June 30, 2005, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2005 described in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has insufficient working capital to meet operating needs for the next twelve months, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters also are described in Note
2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

August 24, 2005

                             WHERIFY WIRELESS, INC.
                     (FORMERLY KNOWN AS IQ BIOMETRIX, INC.)
                                  BALANCE SHEET
                                  JUNE 30, 2005

                                     ASSETS

CURRENT ASSETS:
  Cash........................................................................................     $1,324,889
  Trade accounts receivable, net of allowance for doubtful accounts of $5,000.................         20,030
  Inventory...................................................................................          7,609
  Prepaid expenses............................................................................         50,960
                                                                                                 ------------
  Total current assets........................................................................      1,403,488
INTANGIBLES, net of accumulated amortization of $156,068......................................         44,750
OFFICE EQUIPMENT, net of accumulated depreciation of $12,445..................................          2,022
                                                                                                 ------------
  Total assets................................................................................     $1,450,260
                                                                                                 ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Convertible debentures......................................................................       $200,000
  Note payable................................................................................        100,000
  Accounts payable............................................................................        261,222
  Accrued expenses............................................................................         34,972
                                                                                                 ------------
  Total current liabilities...................................................................        596,194
                                                                                                 ------------

COMMITMENTS AND CONTINGENCIES                                                                              --

STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued.................             --
  Common stock, $0.01 par value; 50,000,000 shares authorized; 10,188,381 shares outstanding..        101,884
  Additional paid-in capital..................................................................     22,317,902
  Accumulated deficit.........................................................................   (21,565,720)
                                                                                                 ------------
  Total stockholders' equity                                                                          854,066
                                                                                                 ------------
  Total liabilities and stockholders' equity                                                       $1,450,260
                                                                                                 ============

             See accompanying summary of accounting policies and notes to financial statements.

                             WHERIFY WIRELESS, INC.
                     (FORMERLY KNOWN AS IQ BIOMETRIX, INC.)
                            STATEMENTS OF OPERATIONS
                       YEARS ENDED JUNE 30, 2005 AND 2004

                                                                                       2005             2004
                                                                                       ----             ----
Revenue--software sales.......................................................  $    300,801     $    269,724
Operating expenses
  Cost of sales...............................................................        34,154           49,748
  Selling expense.............................................................       323,649          373,606
  General and administrative..................................................     4,337,846        6,650,535
  Research and development....................................................        20,117          171,918
  Interest, net...............................................................     3,839,586        1,349,090
  Depreciation and amortization...............................................        48,070           65,970
                                                                                ------------------------------
  Total operating expenses....................................................     8,603,422        8,660,867
                                                                                ------------------------------
Net Loss......................................................................  $(8,302,621)     $(8,391,143)
                                                                                ==============================
Basic and Diluted loss per share..............................................  $     (1.15)     $     (1.53)
Weighted average shares outstanding...........................................     7,226,011        5,494,918

             See accompanying summary of accounting policies and notes to financial statements.

                             WHERIFY WIRELESS, INC.
                     (FORMERLY KNOWN AS IQ BIOMETRIX, INC.)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                       YEARS ENDED JUNE 30, 2005 AND 2004

                                                  COMMON
                                                  SHARES       AMOUNT           CAPITAL             EARNINGS              TOTAL
                                                  ------       ------           -------             --------              -----
Balances, June 30, 2003....................     4,726,471      $47,265        $3,991,753          $(4,871,956)         $(832,938)
Shares for stock payable...................       190,000        1,900           225,595                    --            227,495
Options and warrants exercised.............       163,210        1,632            68,068                    --             69,700
Shares issued for services.................     1,030,429       10,304         5,082,581                    --          5,092,885
Shares for accrued expenses................        47,410          474           174,941                    --            175,415
Shares for intangibles.....................        17,778          178            54,817                    --             54,995
Discount--convertible debt..................           --           --           700,000                    --            700,000
Option expense.............................            --           --           518,000                    --            518,000
Net loss...................................            --           --                --           (8,391,143)        (8,391,143)
                                               ----------     --------       -----------         -------------        -----------
Balances, June 30, 2004....................     6,175,298       61,753        10,815,755          (13,263,099)        (2,385,591)

Options and warrants exercised.............       440,571        4,406           160,194                    --            164,600
Shares issued for services.................       525,413        5,254         1,883,837                    --          1,889,091
Shares for convertible debt and accrued                                                                     --
expenses...................................     3,047,099       30,471         5,475,488                                5,505,959
Option/warrant and discount expense on                 --           --                                      --
convertible debt...........................                                    3,505,000                                3,505,000
Option and warrant expense.................            --           --           477,628                    --            477,628
Net loss...................................            --           --                --           (8,302,621)        (8,302,621)
                                               ----------------------------------------------------------------------------------
Balances, June 30, 2005                        10,188,381     $101,884       $22,317,902         $(21,565,720)           $854,066
                                               ==================================================================================

             See accompanying summary of accounting policies and notes to financial statements.

                             WHERIFY WIRELESS, INC.
                     (FORMERLY KNOWN AS IQ BIOMETRIX, INC.)
                            STATEMENTS OF CASH FLOWS
                       YEARS ENDED JUNE 30, 2005 AND 2004

                                                                                            2005            2004
                                                                                            ----            ----
OPERATING ACTIVITIES:
  Net loss......................................................................     $(8,302,621)    $(8,391,143)
  Adjustments to reconcile net loss to net cash used in operating activities
    Depreciation and amortization...............................................          48,070          65,970
    Provision for bad debt......................................................           2,756           8,496
    Option and Warrant Expense..................................................         477,628         518,000
    Common stock issued for services............................................       1,889,091       5,092,885
    Amortization of debt discount...............................................       3,688,333       1,178,847
    Changes in assets and liabilities:
      Accounts receivable.......................................................          (2,532)        (22,778)
      Prepaid expenses..........................................................          14,076         (27,154)
      Inventory.................................................................          (6,582)          4,981
      Accrued liabilities.......................................................         106,657         230,472
      Committed stock...........................................................        (246,851)        246,851
      Accounts payable..........................................................         (59,996)        185,897
      Other.....................................................................          (2,000)             --
                                                                                     ---------------------------
  Net cash used in operating activities.........................................      (2,393,971)       (908,676)
  Investing activities
      Purchase of fixed assets..................................................              --          (1,845)
      Collection of advance to NSS..............................................              --          50,000
                                                                                     ---------------------------
  Net cash used in investing activities.........................................              --          48,155
                                                                                     ---------------------------
  Financing activities
      Proceeds from exercise of options.........................................         107,000          69,700
      Proceeds from new convertible notes payable...............................       3,605,000         700,000
      Payments on short term notes payable......................................              --       (100,000)
      Proceeds from short term notes payable....................................              --         100,000
                                                                                     ---------------------------
  Net cash provided by financing activities.....................................       3,712,000         769,700
                                                                                     ---------------------------
  Net increase (decrease) in cash...............................................       1,318,029         (90,821)
  Cash, beginning of year.......................................................           6,860          97,681
                                                                                     ---------------------------
  Cash, end of year.............................................................      $1,324,889          $6,860
                                                                                     ===========================
  Non-cash:
    Stock for intangibles.......................................................             $--         $54,996
    Stock issued for convertible debentures.....................................       5,205,000              --
    Stock for accrued expenses..................................................         300,959         175,414
    Discount on convertible debt................................................       3,505,000              --
    Warrant exercise for retirement of short term note..........................          50,000              --
    Option exercise for retirement of payable...................................           7,600              --

             See accompanying summary of accounting policies and notes to financial statements.

                             WHERIFY WIRELESS, INC.
                     (FORMERLY KNOWN AS IQ BIOMETRIX, INC.)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

      Wherify Wireless, Inc. (formerly known as IQ Biometrix, Inc.)(the "Company" or "Wherify") is a security software and services company headquartered in Redwood Shores, California. Wherify is a provider of facial composite software to local and national law enforcement agencies, the US military and other government agencies across North America.

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

      IQ Biometrix California, Inc. ("IQB--California") was formed July 10, 2001 as a California corporation to purchase certain software-related assets from a Canadian bankruptcy court from a former Canadian company named InterQuest, Inc. ("InterQuest"). The software was developed in Canada beginning in 1988. The software was completed and marketing started in 1998. In 2000, InterQuest filed for bankruptcy protection in a Canadian court and went dormant. IQB--California arranged for purchase of the software and various packaging supplies in 2001 and paid $118,818 in early 2002. The purchase price was allocated as follows:
$80,818 to software and $38,000 to supplies inventory. IQB-California has changed its name to Wherify Wireless, Inc. See note 14 for further details.

CASH AND CASH EQUIVALENTS

      Wherify considers all highly liquid debt instruments with original maturities not exceeding three months to be cash equivalents. At June 30, 2005, Wherify did not hold any cash equivalents.

INVENTORIES

      Inventories are valued at the lower of cost (first-in, first-out method) or market. Wherify periodically reviews for obsolete and slow-moving inventory based on historical usage, and future requirements. At June 30, 2005, inventory consisted of packaging materials related to the FACES 4.0 software.

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

REVENUE RECOGNITION

      Wherify follows the provisions of the statement of position "SOP" 97-2, Software Revenue Recognition as amended by SOP 98-9, Modification of SOP 97-2 Software Revenue Recognition, with Respect to Certain Transactions. Generally, Wherify recognizes revenue when it is realized or realizable and earned. Wherify considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectibility is reasonably assured. Wherify reduces revenue for estimated customer returns, rotations and sales rebates when such amounts are estimable. When not estimable, Wherify defers revenue until the product is sold to the end customer. As part of its product sales price, Wherify provides telephone support, which is generally utilized by the customer shortly after the sale. The cost of the phone support is not significant but is accrued in the financial statements. To date, Wherify has not had any product returns.

      Wherify recognizes revenue for training on the date the training is performed. Wherify has only recognized approximately $20,000 related to training revenue since inception.

INCOME TAXES

      The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Wherify records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

LOSS PER COMMON SHARE

      The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding.

      Diluted net loss per common share is computed by dividing the net loss, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For fiscal 2005 and 2004, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

USE OF ESTIMATES

      In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the income statement. Actual results could differ from those estimates.

STOCK BASED COMPENSATION

      Wherify adopted the disclosure requirements of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (FAS No. 123) and FAS No. 148 with respect to pro forma disclosure of compensation expense for options issued. For purposes of the pro forma disclosures, the fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model.

RECENT ACCOUNTING PRONOUNCEMENTS

      In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" to revise SFAS No. 123. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. SFAS No. 123R shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this new accounting pronouncement is not expected to have a material impact on the financial statements of the Company during fiscal year 2006.

NOTE 2--GOING CONCERN

      Wherify's  financial  statements  have been  prepared  on a going  concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception in July 2001, Wherify has accumulated losses aggregating $21,565,720 and has insufficient working capital to meet operating needs for the next twelve months, as of June 30, 2005, all of which raise substantial doubt about Wherify's ability to continue as a going concern.

      Management's plans for Wherify's continued existence include selling additional stock or borrowing additional funds to pay overhead expenses while current marketing efforts continue to raise its sales volume.

      Wherify's future success is dependent upon its ability to achieve profitable operations, generate cash from operating activities and obtain additional financing. There is no assurance that Wherify will be able to generate sufficient cash from operations, sell additional shares of common stock or borrow additional funds.

      Wherify's inability to obtain additional cash could have a material adverse effect on its financial position, results of operations and its ability to continue in existence. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3--INTANGIBLES

      Wherify's intangibles were amortized using the straight-line method over three years resulting in $44,824 and $61,689 of amortization in fiscal 2005 and 2004, respectively. Wherify estimates its amortization expense to be approximately $44,750 in fiscal 2006.

      The following summarizes intangible assets at June 30, 2005:

Original software cost.......................................................... $80,818
FACES 4.0 upgrade............................................................... 120,000
                                                                                --------
                                                                                 200,818
Less: accumulated amortization..................................................(156,068)
                                                                                --------
                                                                                 $44,750
                                                                                ========
NOTE 4--OFFICE EQUIPMENT
Computer equipment--3 yrs....................................................... $13,467
Furniture & fixtures--10 yrs....................................................   1,000
                                                                                --------
                                                                                  14,467
Less: accumulated depreciation.................................................. (12,445)
                                                                                --------
                                                                                  $2,022
                                                                                ========
NOTE 5--ACCRUED EXPENSES
      Accrued expenses consisted of the following at June 30, 2005:
Accrued interest................................................................ $29,011
Accrued commissions.............................................................   4,258
Accrued taxes...................................................................   1,703
                                                                                --------
                                                                                 $34,972
                                                                                ========

NOTE 6--NOTE PAYABLE

      In November 2004, Wherify borrowed $100,000 from Wherify California, Inc. The secured note bears interest at 5% and is due on demand. The note is secured by all intellectual property including FACES, cash and cash equivalents, receivables, inventory, prepaid and fixed assets.

NOTE 7--CONVERTIBLE DEBENTURES

      On January 11, 2005, Wherify received $3,300,000 for the issuance of convertible debentures and warrants to qualified institutional buyers, and a limited number of accredited individual and institutional investors. The convertible debentures bore interest at an annual rate of 5% and were to mature on June 30, 2005. The debentures were convertible at any time at the election of the holder into shares of Wherify common stock at a conversion price of $2.00 per share (the "Conversion Price"). On April 11, 2005, Wherify filed with the SEC a resale registration statement relating to the common stock issuable upon conversion of the notes and warrants (the "Resale Registration Statement"). The debentures were automatically converted into shares of Wherify common stock at the Conversion Price upon the effectiveness of the Resale Registration Statement. In connection with the sale of the convertible debentures, Wherify issued warrants to purchase an aggregate of 825,000 shares of Wherify common stock for an exercise price of $2.70 per share. The conversion price of the debentures and the exercise price of the warrants are subject to adjustment at any time as the result of any subdivision, stock split and combination of shares or recapitalization or if Wherify sells any common stock or rights to acquire common stock at purchase price less than the conversion price of the debentures or the exercise price of the warrants. As part of this financing, the convertible notes payable held by Forte Capital Partners, LLC and John Micek, Jr., were converted to debentures containing the same terms as the financing closed January 11, 2005 and warrants to purchase 66,497 shares of common stock. Proceeds from these notes totaled $255,000 of which $50,000 was received in fiscal 2004. In connection with this financing, cash fees of $327,500 were paid to Alpine Capital Partners and $100,000 to Daniel McKelvey, one of the members of Wherify's board of directors. In addition, Alpine Capital Partners received 163,750 warrants to purchase common stock at an exercise price of $2.00 per share.

      Under generally accepted accounting principles, Wherify is required to record the value of the beneficial conversion feature of these convertible debentures as a debt discount. In addition, the value of the warrants using the Black Scholes method is also recorded as a debt discount. The total debt discount recorded on the sale of these convertible debentures during the quarter ended March 31, 2005 was $3,505,000. This debt discount was amortized over the life of the notes. As of June 30, 2005, $3,505,000 was charged to interest expense.

     Note balance at June 30, 2004                      $ 1,766,667
     Add:  additional note proceeds                       3,505,000
     Less discounts:
             Warrants attached to note                   (2,222,008)
             Beneficial conversion feature               (1,282,992)
     Less:  payments on notes                            (5,255,000)
     Add:  amortized discount
                                                          3,688,333
                                                         ----------
     Note balance at June 30, 2005                       $  200,000
                                                         ==========

      In September 2002, Wherify sold a convertible debenture with a face value of $100,000 to an individual. The debenture is convertible into shares of Wherify's common stock at the option of the holder at 80% of the average closing price as of the date of conversion, with a minimum conversion amount of $2.56 and a maximum conversion amount of $6.00 per share. The debenture accrues interest at 6% per annum and was due on August 1, 2003, but was not paid. The conversion price of the debenture is subject to adjustments at any time as the result of any subdivision, stock split, and combination of shares of recapitalization. The debenture holder should have received 10,000 shares of common stock per $100,000 loaned as an origination fee. As of June 30, 2005, no shares have been issued.

      In October 2003, Wherify issued a 6% convertible debenture due on September 18, 2004 in the aggregate principal amount of $100,000 to an accredited investor. The debenture is convertible anytime at the option of the holder into Wherify's common stock at $2.00 per share. In addition, Wherify issued warrants to the holder of the debenture to purchase up to 20,000 shares of the common stock of Wherify at a per share exercise price of $5.00.

NOTE 8--CAPITAL STOCK

      During fiscal 2005, consultants exercised options/warrants to purchase 84,000 shares of common stock. Wherify received cash proceeds of $107,000, retired debt of $50,000 and retired a payable of $7,600. Another 356,571 shares were issued pursuant to cashless exercise provisions provided in the option/warrant agreements, no cash proceeds were received.

      During fiscal 2005, Wherify issued 525,413 shares of its common stock to various non-employees for consulting services valued at $1,889,091. Wherify also issued 3,047,099 shares valued at approximately $5,505,959 for retirement of debt and related accrued interest. The stock was valued using the closing price of Wherify's common stock on the date issued and expensed immediately because, in general, the consultants had fully performed the services. This is in accordance with EITF 00-18, Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees, which requires recognizing equity instruments when issued if no obligation to earn the equity instrument exists.

NOTE 9--STOCK COMPENSATION

      Wherify applies APB No. 25 in accounting for its stock option plans and, accordingly, $62,000 of compensation cost has been recognized in Wherify's financial statements for stock options that on the date of grant the exercise price per share was less than the fair value per share. Wherify has also recorded compensation cost recognized for warrants and options granted to non-employees for services provided in the amount of $415,628. If under FAS No. 123, Wherify determined compensation cost based on the fair value at the grant date for its stock options, net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                                                                      2005           2004
                                                                                                      ----           ----
Net loss
  As Reported........................................................                         $(8,302,621)   $(8,391,143)
  Deduct:  total stock based employee  compensation expense determined under fair value
method...............................................................                            (475,362)      (228,072)
  Add: total stock based  employee  compensation  expense  determined  under  intrinsic
value method.........................................................                               62,000        108,967
                                                                                              ---------------------------

  Pro forma..........................................................                         $(8,715,983)   $(8,510,248)

Basic and diluted loss per share
  As reported........................................................                              $(1.15)        $(1.53)
  Pro forma..........................................................                              $(1.21)        $(1.55)

      The weighted average fair value of each option granted under Wherify's employee option plans during fiscal 2005 and 2004 was approximately $4.50 and $5.20, respectively. These amounts were determined using the Black Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, expected dividend payments and the risk-free interest rate over the expected life of the option. The dividend yield was zero in 2005 and 2004. The expected volatility was based on the historic stock prices. The expected volatility ranged from 84% to 157%, and from 130% to 212% for 2005 and 2004, respectively. The risk-free interest rate was the rate available on zero coupon U.S. government issues with a term equal to the remaining term for each grant. The risk-free rate ranged from 2.0% to 2.5% in 2005 and 1.5% to 3.5% in 2004. The expected life of the options was estimated to be between two and five years.

      The effects of applying FAS 123 on providing pro-forma disclosures are not necessarily likely to be representative of the effects on reported net income for future years.

NOTE 10--STOCK OPTIONS AND WARRANTS

      Wherify's 2001 Stock Option Plan provides for the grant of both qualified and non-qualified stock options to directors, employees and consultants. The option grants are administered by the Board of Directors, who has substantial discretion to determine which persons, amounts, time, price, exercise terms, and restrictions, if any.

      The following table summarizes stock option activity:

Outstanding July 1, 2003........................................... 1,000,960
Granted............................................................   247,875
Canceled or expired................................................  (375,643)
Exercised..........................................................  (145,710)
                                                                    ----------
Outstanding June 30, 2004..........................................   727,482
                                                                    ==========

Exercisable June 30, 2004..........................................   435,272
                                                                    ==========

Weighted average option price of options granted during the year...     $5.20
                                                                    ==========

Average remaining years of contractual life........................         4
                                                                    ==========

Outstanding July 1, 2004...........................................   727,482
Granted............................................................    42,500
Canceled or expired................................................    (5,500)
Exercised..........................................................   (52,500)
                                                                    ----------
Outstanding June 30, 2005..........................................   711,982
                                                                    ==========
Exercisable June 30, 2005..........................................   663,086
                                                                    ==========
Weighted average option price of options granted during the year...     $4.50
                                                                    ==========
Average remaining years of contractual life........................         3
                                                                    ==========

      Included in the options issued during fiscal 2005 were 42,500 options issued to third party consultants. During fiscal 2005, Wherify expensed $114,825 related to the fair value of the options issued to these consultants. The fair value was determined using the Black Scholes pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, expected dividend payments and the risk-free interest rate over the expected life of the option. The dividend yield was zero. The expected volatility ranged from 84% to 157% and was based on the historic stock prices. The risk-free interest rate was the rate available on zero coupon U.S. government issues with a term equal to the remaining term for each grant. The risk-free rate ranged from 2.0% to 2.5% in 2005. The expected life of the options was estimated to be between two and five years. The following table summarizes stock warrant activity:

Outstanding July 1, 2003............................................  430,000
Granted.............................................................  470,300
Canceled or expired................................................. (250,000)
Exercised...........................................................  (17,500)
                                                                    -----------
Outstanding June 30, 2004...........................................  632,800
                                                                    ===========
Exercisable June 30, 2004...........................................  632,800
                                                                    ===========
Weighted average exercise price.....................................    $2.12
                                                                    ===========
Outstanding July 1, 2004............................................  632,800
Granted.............................................................1,278,580
Canceled or expired.................................................        -
Exercised........................................................... (541,944)
                                                                    -----------
Outstanding June 30, 2005...........................................1,369,436
                                                                    ===========
Exercisable June 30, 2005...........................................1,369,436
                                                                    ===========
Weighted average exercise price.....................................    $2.71
                                                                    ===========

      In July, August and October 2004, Wherify issued warrants exercisable for 127,500 shares of Wherify's common stock to investors in connection with the issuance of short-term notes in the amount of $255,000. Wherify valued these warrants using the Black Scholes pricing model and amortized the cost of the warrants over the term of the debentures and included these costs as part of the debt discount.

      In January 2005, Wherify issued warrants exercisable for 891,497 shares of Wherify's common stock to investors in connection with a sale of convertible debentures in the amount of $200,000. Wherify valued these warrants using the Black Scholes pricing model and will amortize the cost of the warrants over the term of the debentures and will include these costs as part of the debt discount. There was also a grant of 163,750 warrants to a third party as a finder's fee for the financing. Wherify valued these warrants using the Black Scholes pricing model and expensed the cost in the quarter ended March 31, 2005.

      The fair value of the warrants was determined using the Black Scholes pricing model, which values warrants based on the stock price at the grant date, the expected life of the warrant, the estimated volatility of the stock, expected dividend payments and the risk-free interest rate over the expected life of the option. The dividend yield was zero in 2005 and 2004. The expected volatility was based on Wherify's historic stock prices. The expected volatility ranged from 131% to 157% for all warrants issued in 2005. The risk-free interest rate was the rate available on zero coupon U.S. government issues with a term equal to the remaining term for each grant. The risk-free rate ranged from 2.0% to 2.5% in 2005 and the expected life of the warrants was estimated to be between two and five years.

NOTE 11--INCOME TAXES

      Income taxes are not due since Wherify has incurred a loss since inception. Wherify has deductible net operating losses of approximately $11,660,000 at June 30, 2005. These expire 20 years after incurred. Components of deferred tax assets and liabilities at June 30, 2005 are as follows:

Deferred tax asset...........................  $  3,964,000
Valuation allowance..........................    (3,964,000)
                                               ------------

Net deferred tax asset.......................  $         --
                                               ============

      Wherify has recorded a full valuation allowance against its deferred tax asset since it believes it is more likely than not that such deferred tax asset will not be realized. The valuation allowance for deferred tax assets as of June 30, 2005 is approximately $3,964,000. The net change in the total valuation allowance for the years ended June 30, 2005 and 2004 was an increase of $2,164,000 and $906,000, respectively.

NOTE 12--COMMITMENTS AND CONTINGENCIES

      We have become a party to litigation in the Superior Court for the County of Fresno, State of California. The original complaint in the matter was filed on April 29, 2005. The amended complaint was filed on August 5, 2005. The principal parties are Wherify and persons formerly affiliated with or employed by Wherify , including Sylvie Lariviere, Robert Rios, Toni Lange, Fernand Beland, Frederic Serre and Roland Vroye. The amended complaint alleges that Wherify owes stock options to the plaintiffs in accordance with the terms of alleged oral and/or written agreements entered in or about 2002. The amended complaint also alleges fraud causes of action surrounding the alleged breach of agreement. The complaint seeks to recover damages, including punitive damages, and/or an award of options entitling the plaintiffs to purchase Wherify stock at favorable price. Wherify intends to vigorously defend this complaint.

NOTE 13--RELATED PARTY TRANSACTIONS

      In July 2004, Greg Micek, one of Wherify's board of directors, assigned a short-term note to his father, John Micek, Jr. In July, August and October, Wherify issued a convertible debenture for $255,000 to a John Micek, Jr. ($75,000) and Forte Capital Partners, LLC ($180,000). A short-term note from Forte Capital Partners, LLC, and ($50,000) was rolled into this note and included in the $180,000 balance. This debenture carried a 10% annual interest rate and was convertible on the same terms as the next round of financing. Warrants were issued to both parties in conjunction with this debenture. On January 11, the notes were rolled into a private placement completed by Wherify. Please refer to Note 7.

      In June 2005, Wherify paid a $30,000 cash bonus to William Scigliano for reaching a bonus milestone in his employment agreement for completion of the financing on January 11, 2005.

NOTE 14--SUBSEQUENT EVENTS

ACQUISITION

      On July 21, 2005, Wherify (formerly IQ Biometrix, Inc.) completed a merger with Wherify California, Inc., a California corporation ("Wherify California") (formerly Wherify Wireless, Inc.). In connection with the merger, Wherify issued or reserved for future issuance, an aggregate of approximately 46 million shares of its common stock in consideration for all of the outstanding shares of equity securities of Wherify California. The 46 million shares of Wherify's common stock issued or reserved for issuance in connection with the merger represent approximately 78.8% of the total number of shares of common stock of Wherify calculated on a fully-diluted basis. Prior to the merger, there were 12,339,750 shares outstanding. As a result of the merger, Wherify California became a wholly-owned subsidiary of Wherify.

      Also in connection with the merger, Wherify amended its certificate of incorporation on July 22, 2005 to change its name from IQ Biometrix, Inc. to Wherify Wireless, Inc. and to increase its authorized common stock from 50 million shares to 100 million shares.

      Following the merger, we anticipate that our principal business activity will be the business of Wherify California, consisting primarily of the development and sale of wireless location products and services. The former business of Wherify, consisting primarily of the sale of security software and services, including its FACES facial composite software, to law enforcements agencies and the security industry, is not expected to constitute a significant part of the ongoing business operations of Wherify. Furthermore, Wherify has not yet decided whether to continue efforts to sell and/or improve the FACES software.

      The merger will be treated as a reverse acquisition, pursuant to which Wherify California will be treated as the acquirer of Wherify for financial reporting purposes. Consequently, following the consummation of the merger, the historical financial statements of Wherify California will serve as the principal historical financial statements of Wherify.

      This treatment means that the purchase price is calculated as the shares outstanding of Wherify immediately prior to the merger. The purchase price is the 12,339,750 shares valued at the closing price of $5.69 on July 21, 2005, or $70,213,189. The purchase price is allocated as follows based on Wherify's June 30, 2005 balance sheet: Cash $1.3 million, Accounts Receivable $20,000, Inventory $8,000, Prepaids $51,000, Fixed Assets (net) $2,000, Intangibles (net) $45,000, less Convertible notes payable $200,000, accounts payable $296,000 and a note payable of $100,000. Identifiable intangibles are made up of software $1 million, branding $1 million and intellectual property of $6 million for total intangibles of $8 million. The identified intangibles have an estimated useful life of 3 years. The remainder of the unallocated purchase price of $61.4 million is allocated to goodwill, none of which is expected to be deductible for tax purposes. This purchase price allocation is preliminary and subject to change based on the completion of a third party appraisal. However, we expect that there will be a significant impairment in the near future of most, if not all, of the purchase price that was allocated to goodwill and other intangible assets in connection with the merger. The intangibles, including goodwill, will be subject to review for possible impairment on a quarterly basis.

OTHER

      In July 2005, Wherify paid cash bonuses to William Scigliano for reaching bonus milestones in his employment agreement for completion of the merger and relocation of the company totaling $45,000. He also received a bonus of $50,000 cash and 30,000 restricted shares of common stock valued at $160,500 as an added bonus for completion of the merger.

      In July 2005, Wherify issued 55,000 shares of common stock for services valued at $294,250. Consultants and employees exercised the options/warrants to purchase 10,688 shares of common stock for proceeds of $41,897. Another 172,078 shares of common stock were issued pursuant to cashless exercise provision provided with the options/warrants.

      In August 2005, an employee exercised their options to purchase 12,266 shares of common stock on a cashless basis pursuant to a cashless exercise provision provided with the option. A consultant exercised their warrants to purchase 10,000 shares of common stock for a total proceeds of $50,000.

      In September 2005, $100,000 of debt and $10,433 of accrued interest was converted into 43,138 shares of common stock.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
  Wherify California, Inc.
  (formerly known as Wherify Wireless, Inc.)
  Redwood City, California


We have audited the accompanying balance sheet of Wherify California, Inc. (formerly known as Wherify Wireless, Inc.)(the "Company"), as of June 30, 2005 and the related statements of operations, stockholders' deficit, and cash flows for the years in the two-year period ended June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of June 30, 2005, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

August 24, 2005

                            WHERIFY CALIFORNIA, INC.
                   (FORMERLY KNOWN AS WHERIFY WIRELESS, INC.)
                                  BALANCE SHEET
                                  JUNE 30, 2005

                                     ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                           $1,208,089
    Restricted certificates of deposit                                   2,449,301
    Note receivable from IQ Biometrix, Inc.                                102,931
    Prepaid expenses                                                        15,808
                                                                        ----------
      TOTAL CURRENT ASSETS                                               3,776,129

Property and equipment, net of accumulated depreciation of $1,101,970      488,204
Other assets                                                               227,320
                                                                        ----------
TOTAL ASSETS                                                            $4,491,653
                                                                        ==========

                    LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
    Accounts payable                                                    $2,849,317
    Accounts payable related party                                       3,892,448
    Accrued liabilities                                                    572,511
    Accounts payable related to discontinued operating segment           2,606,514
                                                                        ----------
      TOTAL CURRENT LIABILITIES                                          9,920,790
                                                                        ----------
Commitments and contingencies
STOCKHOLDERS' DEFICIT
    Series A, convertible, no par value:
     1,143,756 shares authorized, 1,143,756 issued and outstanding       8,553,413
    Series B, convertible, no par value:
     555,383 shares authorized, issued and outstanding                   5,137,284
    Series C, convertible, no par value:
     4,200,000 shares authorized, 3,979,647 shares issued
     and outstanding                                                    34,763,735
    Common stock, no par value:
     12,000,000 shares authorized, 3,060,726 shares
     issued and outstanding                                              2,024,153
    Deferred stock compensation                                           (713,592)
    Accumulated deficit                                                (55,194,130)
                                                                        ----------
      TOTAL STOCKHOLDERS' DEFICIT                                       (5,429,137)
                                                                        ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                             $4,491,653
                                                                        ==========

                  SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES
                         AND NOTES TO FINANCIAL STATEMENTS

                            WHERIFY CALIFORNIA, INC.
                   (FORMERLY KNOWN AS WHERIFY WIRELESS, INC.)
                            STATEMENTS OF OPERATIONS
                       YEARS ENDED JUNE 30, 2005 AND 2004

                                                             2005               2004
                                                        -------------      -------------
OPERATING EXPENSES:
    General and administrative                            $10,727,273         $6,284,775
    Rent expense payable to related party                   1,362,936          1,436,341
    Depreciation expense                                      118,951            248,687
                                                        -------------      -------------
      TOTAL OPERATING EXPENSES                             12,209,160          7,969,803
                                                        -------------      -------------
    OPERATING LOSS                                        (12,209,160)        (7,969,803)
OTHER INCOME (EXPENSE)
    Interest expense                                         (110,240)          (132,043)
    Interest and other income                                  86,994             19,117
                                                        -------------      -------------

NET LOSS FROM CONTINUING OPERATIONS                       (12,232,406)        (8,082,729)
DISCONTINUED OPERATIONS
    Loss from operations of discontinued
      business segment                                       (171,251)          (426,501)
NET LOSS                                                  (12,403,657)        (8,509,230)
                                                        -------------      -------------
Deemed dividend on preferred stock                         12,467,059         13,004,245
                                                        =============      =============
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS             $(24,870,716)     $(21,513,475)
Basic and diluted net loss per share
  from continuing operations                                   $(4.08)            $(2.74)
Basic and diluted net loss per share
  from discontinued operations                                 $(0.06)            $(0.14)
Basic and diluted net loss per share                           $(4.13)            $(2.89)

Weighted average number of shares outstanding               3,001,548          2,949,318

                     SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES
                           AND NOTES TO FINANCIAL STATEMENTS

                            WHERIFY CALIFORNIA, INC.
                   (FORMERLY KNOWN AS WHERIFY WIRELESS, INC.)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                       YEARS ENDED JUNE 30, 2004 AND 2005

                                 CONVERTIBLE PREFERRED STOCK


                                                              COMMON STOCK            DEFERRED                      TOTAL
                                                                                       STOCK       ACCUMULATED   STOCKHOLDERS'
                                 SHARES        AMOUNT        SHARES        AMOUNT   COMPENSATION      DEFICIT       DEFICIT
                                --------------------------------------------------------------------------------------------------
 June 30, 2003, balances        2,871,636     $27,794,222     2,944,726    $611,673    $       -       $(34,281,243)  $(5,875,348)
 Issuance of Series C
   Convertible Preferred
   Stock for cash               1,191,108       6,372,000                                                               6,372,000
 Conversion of note payable
   and interest for Series C
   Convertible Preferred
   Stock                          139,466       1,045,995                                                               1,045,995
 Beneficial conversion
   feature embedded in
   preferred stock                                                                                       13,004,245    13,004,245
 Deemed dividend on
   preferred stock                                                                                      (13,004,245)  (13,004,245)
 Conversion of invoice
   payable and interest for
   Series C Convertible
   Preferred Stock                 13,369         200,535                                                                 200,535
 Issuance of Common Stock
   for services                                                  11,000      16,500                                        16,500
                                ---------------------------------------------------------------------------------------------------
 Net loss                                                                                                (8,509,230)   (8,509,230)
 June 30, 2004, balances        4,215,579      35,412,752     2,955,726     628,173                     (42,790,473)   (6,749,548)
 Issuance of Series C
   Convertible Preferred
   Stock for cash               1,463,207      13,041,680                                                              13,041,680
 Beneficial conversion
   feature embedded in
   preferred stock                                                                                       12,467,059    12,467,059
 Deemed dividend on
   preferred stock                                                                                      (12,467,059)  (12,467,059)
 Exercise of common stock
   options                                                      105,000       7,500                                         7,500
 Stock option expense                                                     1,388,480     (713,592)                         674,888
 Net loss                                                                                               (12,403,657)  (12,403,657)
                                ---------------------------------------------------------------------------------------------------
 June 30, 2005, balances        5,678,786     $48,454,432     3,060,726  $2,024,153    $(713,592)      $(55,194,130)  $(5,429,137)
                                ==================================================================================================

                                           SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES
                                                AND NOTES TO FINANCIAL STATEMENTS

                            WHERIFY CALIFORNIA, INC.
                   (FORMERLY KNOWN AS WHERIFY WIRELESS, INC.)
                            STATEMENTS OF CASH FLOWS
                       YEARS ENDED JUNE 30, 2005 AND 2004

                                                                         2005             2004
                                                                     -------------     -----------
OPERATING ACTIVITIES:
    Net loss                                                          $(12,403,657)    $(8,509,230)
    Adjustments to reconcile net loss to
      net cash used in operating activities:
      Depreciation                                                         118,951         248,687
      Write off note receivable - related party                                  -         144,337
      Common stock issued for services                                           -          16,500
      Preferred stock issued for interest                                        -          45,995
      Stock option expense                                                 674,888               -
    Changes in assets and liabilities:
      Accounts receivable                                                   98,470         (22,561)
      Interest receivable from note
        receivable due from IQ Biometrix, Inc.                              (2,932)              -
      Write-off of inventory                                                21,800               -
      Inventory                                                                  -          28,200
      Prepaid expenses and other current assets                              4,320         (30,754)
      Accounts payable and accrued expenses                              1,261,967       2,567,604
                                                                       -----------      ----------
NET CASH USED IN OPERATING ACTIVITIES                                  (10,226,193)     (5,511,222)
                                                                       -----------      ----------
INVESTING ACTIVITIES:
    Increase in restricted certificates of deposit                      (2,191,557)         (6,596)
    Purchase of property and equipment                                    (264,083)        (63,570)
    Disposal of property and equipment                                      25,459               -
    Note receivable from IQ Biometrix, Inc.                               (100,000)              -
                                                                       -----------      ----------
NET CASH USED IN INVESTING ACTIVITIES                                   (2,530,181)        (70,166)
                                                                       -----------      ----------
FINANCING ACTIVITIES:
    Proceeds from sale of convertible preferred stock, net              13,041,680       6,372,000
    Proceeds for the exercise of options                                     7,500               -
                                                                       -----------      ----------
NET CASH FROM FINANCING ACTIVITIES                                      13,049,180       6,372,000
                                                                       -----------      ----------
CHANGE IN CASH AND CASH EQUIVALENTS                                        292,806         790,612
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                            916,314         125,702
                                                                       -----------      ----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                               $1,209,120        $916,314
                                                                       ===========      ==========
Supplemental disclosures of non-cash activities
    Issuance of preferred stock for accounts payable                    $        -        $200,535
    Issuance of preferred stock for short term note                              -       1,000,000

                 SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES
                        AND NOTES TO FINANCIAL STATEMENTS

                            WHERIFY CALIFORNIA, INC.
                   (FORMERLY KNOWN AS WHERIFY WIRELESS, INC.)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS.

Wherify California, Inc. (formerly known as Wherify Wireless, Inc.)("Wherify California") was incorporated in the State of California on March 28, 1998. Wherify California develops technology and the related hardware to provide location-tracking services using Global Positioning Satellite technology in real time for people and their property.

Since inception, Wherify California has primarily been involved in conducting research and development, business planning and capital-raising activities.

USE OF ESTIMATES.

In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the statement of expenses. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS.

For purposes of the statement of cash flows, Wherify California considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

REVENUE RECOGNITION.

Wherify California recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. This typically occurs when the product is shipped.

ALLOWANCE FOR DOUBTFUL ACCOUNTS.

Bad debt expense is recognized based on management's estimate of likely losses per year, based on past experience and an estimate of current year uncollectible amounts. There was $0 allowance for doubtful accounts as of June 30, 2005.

INVENTORIES.

Inventories are valued at the lower of first-in, first-out (FIFO) cost or market.

PROPERTY AND EQUIPMENT.

Property and equipment is valued at cost. Additions are capitalized and maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are three to seven years.

IMPAIRMENT OF LONG-LIVED ASSETS.

Wherify California reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. Wherify California assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.

INCOME TAXES

Wherify California recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Wherify California provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

LOSS PER COMMON SHARE

Basic and diluted net loss per share calculations are presented in accordance with Financial Accounting Standards Statement 128, and are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the absence of common stock equivalents.

STOCK OPTIONS AND WARRANTS

Wherify California accounts for non-cash stock-based compensation issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, Accounting for Equity Investments That Are Issued to Non-Employees for Acquiring, or in Conjunction with Selling Goods or Services. Common stock issued to non-employees and consultants is based upon the value of the services received or the quoted market price, whichever value is more readily determinable. Wherify California accounts for stock options and warrants issued to employees under the intrinsic value method. Under this method, Wherify California recognizes no compensation expense for stock options or warrants granted when the number of underlying shares is known and the exercise price of the option or warrant is greater than or equal to the fair market value of the stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if Wherify California had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                     2005              2004
                                                  ------------     -----------
Net loss as reported                              $(12,403,657)    $ (8,509,230)
Add:  stock based compensation determined
  under intrinsic value-based method                   674,888               --
Less:  stock based compensation determined
  under fair value-based method                       (787,298)        (143,986)
                                                  ------------     ------------
    Pro forma net loss                            $(12,516,067)    $ (8,653,216)
                                                  ============     ============

Basic and diluted net loss per common share:
    As reported                                   $      (4.13)    $      (2.89)
    Pro forma                                            (4.17)           (2.96)

The weighted average fair value of the stock options granted during fiscal 2005 and 2004 was $4.82 and $.42, respectively. Variables used in the Black-Scholes option-pricing model include (1) 2.5% & 3.5% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility ranged from 131% to 345%, and (4) zero expected dividends.

Recently issued accounting pronouncements. In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" to revise SFAS No. 123. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. SFAS No. 123R shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this new accounting pronouncement is not expected to have a material impact on the financial statements of the Company during fiscal year 2006.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Wherify California incurred recurring net losses of $12,403,657 and $8,509,230 in fiscal 2005 and 2004, respectively, has an accumulated deficit of $55,194,130 and a working capital deficit of $6,144,661 as of June 30, 2005. These conditions create an uncertainty as to Wherify California's ability to continue as a going concern. Management is trying to raise additional capital through sales of preferred stock. The financial statements do not include any adjustments that might be necessary if Wherify California is unable to continue as a going concern.

NOTE 3 - INVENTORY

Inventory consisted of one product line, which was discontinued as of May 1st, 2005. Please refer to Note 12 for more details.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2005:

                 DESCRIPTION             LIFE             AMOUNT
---------------------------------      ---------       -----------
Leasehold improvements                 10 years        $    78,462
Computer equipment                     3 years             807,107
Office furniture and equipment         7 years             140,290
Equipment                              7 years             339,716
Equipment located at data center       1-5 years           224,599
                                                       -----------
                                                         1,590,174
Less: accumulated depreciation                          (1,101,970)
                                                       -----------
                                                       $   488,204
                                                       ===========

Depreciation expense totaled $118,951 and $248,686 in fiscal 2005 and 2004, respectively.

NOTE 5 - ACCRUED LIABILITIES TO RELATED PARTY

Wherify California leases office space under a ten year operating lease which began in September 1999 from a 5% shareholder of Wherify California. Wherify California was required to pay a security deposit totaling $226,072 which is reflected in other assets on the balance sheet as of June 30, 2005. Basic rent expense charged to operations for fiscal 2005 and 2004 was $1,222,844 and $1,192,016 respectively.

Future minimum lease payments under a non-cancelable operating lease are as follows:

            Year Ending June 30,
                    2006                                   1,254,000
                    2007                                   1,284,000
                    2008                                   1,315,000
                    2009                                   1,346,000
                 After 2010                                  452,000

As of June 30, 2005, Wherify California has recognized a liability relating to unpaid rent totaling $3,892,448.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

LITIGATION

There are four (4) matters being litigated on behalf of Wherify California by the firm of Allen Matkins Leck Gamble & Mallory.

In the matter of Venture Corporation Limited vs. Wherify California, Venture Corporation Limited filed suit in the Central District of California on October 15, 2004 for five ($5) million dollars in damages asserting breach of contract and fraud. To date, evidence has only been presented to support one million three hundred eighty thousand ($1.38M) dollars. It is management assessment that a potential liability of an amount up to one million six hundred thousand dollars exists. Therefore, the company has accrued an amount of one million six hundred thousand dollars.

In the matter of Lariviere, et al vs. Wherify California, Lariviere, et al filed suit on April 14, 2005 alleging breach of contract, fraud/negligent misrepresentation, fraud/intentional misrepresentation and constructive fraud. The plaintiffs are seeking the imposition of constructive trust, specific performance and damages based on their allegations that the company owes stock options to the plaintiffs in accordance with the terms of alleged agreements. Wherify California has not yet filed a response to the complaint and has until the deadline of October 25, 2005 to file such response. The company's management feels that a reasonable estimate for potential liability for the company is somewhere within a range of $0 to $500,000. Management of the company has also determined that no amount within that range is a better estimate of a potential liability than any other amount. Therefore, no amount has been set aside for this contingent liability.

In the matter of Zoltar Satellite Systems, Inc. vs. Wherify California, Zoltar Satellite Systems, Inc. filed suit in the United States District Court in the Eastern District of Texas in June 2005, alleging that the company and ten other named defendants including LG Electronics, Inc., Motorola, Inc., Sanyo Electric Co., Ltd. and Sprint Corporation infringed certain patents as a result of the manufacture, use sale and/or offer for sale of cellular telephones equipped with emergency location determination technology. Unspecified monetary damages, injunctive relief and attorney fees are sought. A dollar amount of loss in the event of an unfavorable result, our counsel is also unable to determine. The company's management feels that a reasonable estimate for potential liability for the company is somewhere within a range of $0 to $5,000,000. Management of the company has also determined that no amount within that range is a better estimate of a potential liability than any other amount. Therefore, no amount has been set aside for this contingent liability.

In the matter of William Prevost vs. Wherify California, William Prevost filed suit in Superior Court for the County of San Mateo, State of California alleging that the company failed to pay Mr. Prevost the sum of $45,000 plus interest owed to him pursuant to a severance agreement and general release of all claims. The complaint seeks to recover damages including consequential and punitive damages and declaratory relief with respect to the issuance of a new share certificate without any restrictions on transfer. In a separate communication Mr. Prevost has threatened litigation with respect to 849,073 shares of Wherify California's common stock insisting that the company issue a new certificate for these shares without restrictions or a lock-up. It is management assessment that a potential liability of an amount up to $45,000 exists. Therefore, the company has accrued an amount of $45,000.

OTHER

Wherify California has agreed to several payout plans for various vendors for old accounts payable. The payouts total approximately $120,012 and are scheduled to be paid out through October 2005.

NOTE 7 - CONVERTIBLE PREFERRED STOCK

As of June 30, 2005, Preferred Stock consists of the following:

                                              ISSUED AND
                 AUTHORIZED SHARES        OUTSTANDING SHARES       BOOK VALUE
                 -----------------        -------------------     -----------
Series A             1,143,756                1,143,756           $ 8,553,413
Series B               555,383                  555,383             5,137,284
Series C             4,200,000                3,979,647            34,763,735

The holders of Convertible Preferred Stock have certain rights as follows:

Voting

Each holder of the Series A, B and C Stock is entitled to a number of votes equal to the number of shares of common stock into which the shares could be converted. As of June 30, 2005, holders of Series A, B and C are entitled to one vote for each share of Preferred A, B or C they hold.

Notwithstanding the provisions of the paragraph above, at each annual or special meeting called for the purpose of electing directors, the holders of Series A, B and C, all voting together as a single class on an as-converted basis, shall be entitled to elect two members of the Board of Directors and the holders of the common stock, voting as a single class, shall be entitled to elect the remaining members of the Board of Directors.

Dividends

Holders of Series A, B and C are entitled to a non-cumulative dividend, when and if declared by the Board of Directors, at the rate of $0.75 per share per annum for Series A, $0.925 per share per annum for Series B, and $1.50 per share per annum for Series C prior and in preference to any distribution on the common stock. Through June 30, 2005 the Board of Directors has declared no dividends.

Liquidation

In the event of any liquidation, change in control, dissolution or winding up of Wherify California, the holders of the Series A, B and C shall be entitled to receive, prior and in preference to any distribution to the holders of the common stock, an amount per share equal to $7.50 per share for Series A, $9.25 per share for Series B and $15.00 per share for Series C, plus an amount equal to all accrued but unpaid dividends on such shares. Any amounts remaining after such distribution shall be distributed ratably to the holders of common stock.

Conversion

Each share of Series A, B and C is convertible, at the option of the holder into common stock, according to a conversion ratio, subject to adjustments for dividends, splits, subdivisions, combinations, consolidation of common stock, distributions, reclassification, exchange and substitution. As of June 30, 2005, the each holder of Series A, B and C is entitled to one share of common stock for each share of Series A, B or C they hold. Each share of Series A, B and C automatically converts into the number of shares of common stock at the then effective conversion rate upon the earlier of: (i) the closing of a firm commitment underwritten public offering pursuant to an effective registration statement under Securities Act of 1933, as amended, covering the offer and sale of common stock for the account of Wherify California to the public with aggregate proceeds to Wherify California in excess of $10,000,000 and (ii) the affirmative vote or written consent of a majority of the outstanding shares of such Series A, B and C.

At June 30, 2005 Wherify California reserved a total of 44,550,000 shares of common stock for the conversion of Series A, B, and C Convertible Preferred Stock.

Issuance

Series A Convertible Preferred stock was sold from June 1999 through February 2003 for $7.50 per share.

Series B Convertible Preferred stock was sold from April 2000 through December 2000 for $9.25 per share.

From August 2001 through January 2005, Wherify California issued shares of its Convertible Series C Preferred Stock at prices between $5.00 and $15.00 per share. These shares are convertible upon closing of the merger with Wherify California Wireless, Inc. (formerly known as IQ Biometrix, Inc.) ("IQB") and each common share will then be exchanged for 4.80 shares of IQB common stock. The common stock was valued using Black-Scholes using the price of the IQB common stock on the date the preferred stock was issued. The IQB stock ranged between $0.64 and $6.20 per share. The beneficial conversion feature related to the Wherify California Series C Preferred shares was calculated at each issuance date by taking the total Wherify California Series C shares sold and multiplying it by 4.80 (the conversion ratio to be used to convert Wherify California shares into IQB shares) and then dividing that number of shares (total shares to be converted) into the total proceeds received for the Wherify California Series C shares. This resulted in the conversion price. The conversion price was compared to IQB's common stock closing trading price on each issuance date. The difference between the conversion price and the common stock price on each issuance date was multiplied by the number of shares to be converted resulting in an intrinsic value of approximately $12.5 million and $13.0 million in fiscal 2005 and 2004, respectively. This amount represents the beneficial conversion feature of the preferred stock and was deemed a dividend, but there is no net effect to the balance sheet or statement of stockholders deficit.

In fiscal 2004, Wherify California sold 1,191,108 shares of Series C Convertible Preferred stock for proceeds of $6,372,000, issued 139,466 shares of Series C Convertible Preferred stock for a note payable and accrued interest totaling $1,045,995, and issued 13,369 shares of Series C Convertible Preferred stock for accounts payable totaling $200,535.

During  fiscal  2005,  Wherify  California  sold  1,463,207  shares  of  Wherify
California   Series  C  preferred  stock  to  investors  for  proceeds  totaling
$13,041,680.

NOTE 8 - COMMON STOCK

Wherify California has the right to repurchase, at the original issue price, the unvested portion of the common stock issued to employees in connection with Wherify California's formation. The vesting period is ratable over four years and zero shares were subject to repurchase at June 30, 2005.

In fiscal 2004, Wherify California issued 11,000 shares of common stock for services valued at $16,500.

In fiscal 2005, Wherify California issued 5,000 shares of common stock for the exercise of options for proceeds totaling $7,500. An additional 100,000 shares of common stock were issued for the exercise of options with an exercise price of zero. The intrinsic value associated with the 100,000 options was $570,000.

NOTE 9 - STOCK OPTION PLAN

In 1999 Wherify California adopted the 1999 Stock Option Plan ("the Plan"). The Plan provides for the granting of stock options to employees and consultants of Wherify California. Options granted under the Plan may be either incentive stock options or nonqualified stock options. Incentive stock options ("ISO") may be granted only to Company employees (including officers and directors who are also employees). Nonqualified stock options ("NSO") may be granted to Company employees and consultants. Wherify California has reserved 900,000 shares of common stock for issuance under the Plan.

Options under the Plan may be granted for periods of up to ten years and at an exercise price equal to the estimated fair value of the shares on the date of grant as determined by the Board of Directors, provided, however, that the exercise price of an ISO and NSO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. To date, options granted generally are exercisable immediately as of the effective date of the option agreement.

Summary information regarding options is as follows:

                                 OPTIONS         WEIGHTED AVERAGE
                                                   SHARE PRICE
                              ---------------    -----------------
Outstanding at
    June 30, 2003                 568,314            $2.57
Year ended June 30, 2004:
    Granted                       399,376             1.53
    Forfeited                    (273,356)            2.93
Outstanding at
    June 30, 2004                 694,334            $1.83
Year ended June 30, 2005:
    Granted                       239,000             1.50
    Exercised                    (105,000)             .07
Outstanding at
    June 30, 2004                 828,334            $1.78

Options outstanding and exercisable as of June 30, 2005:

                                 - - OUTSTANDING - -
                                                                  EXERCISABLE
                                                                   NUMBER OF
  EXERCISE PRICE    NUMBER OF SHARES     REMAINING LIFE              SHARES
  --------------    ----------------     --------------           -----------
$   1.50               461,000             5-9 years                 137,053
    1.65               321,376             7-9 years                 185,058
    3.00                 7,800             6 years                     7,800
    6.00                38,158             7 years                    31,029
                    ----------------     --------------           -----------
                       828,334                                       360,940
                    ================                              ===========

NOTE 10 - INCOME TAXES

Wherify California uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2005 and 2004, Wherify California incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $54,500,000 at June 30, 2005, and will expire in the years 2013 through 2025.

At June 30, 2005, deferred tax assets consisted of the following:

Deferred tax assets
    Net operating losses                             $ 18,500,000
    Less:  valuation allowance                        (18,500,000)
                                                     ------------
Net deferred tax asset                               $          0
                                                     ============

NOTE 11 - QUALCOMM LICENSE

In January 2003, Wherify California purchased a license for CDMA communications protocol technology from Qualcomm Corporation. The purchase price was $1 million and $250,000 was paid in fiscal 2003. In fiscal 2004, Wherify California's management determined that the CDMA technology would be only a temporary fix and that the competing GSM technology was required for long-term product viability. Consequently, the remaining balance of the license cost, or $750,000, was written off in fiscal 2004. The replacement GSM technology for Wherify California's next generation product line scheduled for release in calendar 2005 is part of the products Wherify California is buying from its supplier. In June 2004, Wherify California agreed to a modification of the licensing contract to increase the remaining balance due from $500,000 to $625,000 in exchange for extending the due date for payment to January 2005. As of June 2005, the balance with Qualcomm has been settled in full.

NOTE 12 - DISCONTINUED OPERATION SEGMENT

In the fourth quarter of fiscal 2005, Wherify California discontinued the sale of its only product line which consisted of wrist watches with the GPS functionality. Accounts payable directly related to the sale of the wrist watches are recorded separately on the balance sheet as accounts payable related to discontinued operating segment in the amount of $2,606,514. Revenues less direct costs associated with this segment totaled $171,251 and $426,501 for fiscal 2005 and 2004, respectively. This information has been classified as discontinued operations in the statements of operations.

NOTE 13 - SUBSEQUENT EVENTS

Acquisition

On July 21, 2005, the Wherify Wireless, Inc. (formerly IQ Biometrix, Inc.)(Wherify Wireless) completed a merger with Wherify California, Inc., a California corporation ("Wherify California") (formerly Wherify Wireless, Inc.). In connection with the merger, Wherify Wireless issued or reserved for future issuance, an aggregate of approximately 46 million shares of its common stock in consideration for all of the outstanding shares of equity securities of Wherify California. The 46 million shares of Wherify Wireless's common stock issued or reserved for issuance in connection with the merger represent approximately 78.8% of the total number of shares of common stock of Wherify Wireless calculated on a fully-diluted basis. Prior to the merger, there were 12,339,750 shares outstanding. As a result of the merger, Wherify California became a wholly-owned subsidiary of Wherify Wireless.

Following the merger, Wherify Wireless anticipates that its principal business activity will be the business of Wherify California, consisting primarily of the development and sale of wireless location products and services. The former business of Wherify Wireless, consisting primarily of the sale of security software and services, including its FACES facial composite software, to law enforcements agencies and the security industry, is not expected to constitute a significant part of the ongoing business operations of Wherify Wireless. Furthermore, Wherify Wireless has not yet decided whether to continue efforts to sell and/or improve the FACES software.

The merger will be treated as a reverse acquisition, pursuant to which Wherify California will be treated as the acquirer of Wherify Wireless for financial reporting purposes. Consequently, following the consummation of the merger, the historical financial statements of Wherify California will serve as the principal historical financial statements of Wherify Wireless.

This treatment means that the purchase price is calculated as the shares outstanding of Wherify Wireless immediately prior to the merger. The purchase price is the 12,339,750 shares valued at the closing price of $5.69 on July 21, 2005, or $70,213,189. The purchase price is allocated as follows based on Wherify Wireless's June 30, 2005 balance sheet: Cash $1.3 million, Accounts Receivable $20,000, Inventory $8,000, Prepaids $51,000, Fixed Assets (net) $2,000, Intangibles (net) $45,000, less Convertible notes payable $200,000, accounts payable $296,000 and a note payable of $100,000. Identifiable intangibles are made up of software $1 million, branding $1 million and intellectual property of $6 million for total intangibles of $8 million. The identified intangibles have an estimated useful life of 3 years. The remainder of the unallocated purchase price of $61.4 million is allocated to goodwill, none of which is expected to be deductible for tax purposes. This purchase price allocation is preliminary and subject to change based on the completion of a third party appraisal. However, we expect that there will be a significant impairment in the near future of most, if not all, of the purchase price that was allocated to goodwill and other intangible assets in connection with the merger. The intangibles, including goodwill, will be subject to review for possible impairment on a quarterly basis.

Other

On August 18, 2005 Wherify was notified of the change of ownership of its leased office space. It is now managed by Westport Office Park, LLC. Effective as of August 18, 2005 rents and other payments due under the Lease are to be directed to the new property management firm.

                                    PRO FORMA
                       CONSOLIDATED FINANCIAL INFORMATION
                                    UNAUDITED

IMPORTANT NOTICE:

The following unaudited Pro Forma financial information of Wherify Wireless, Inc. ("Wherify") and Wherify California, Inc. ("Wherify California") set forth a post merger snapshot of the combined balance sheet at June 30, 2005 and statement of operations for the twelve months ended June 30, 2005 as though the merger had occurred as of the beginning of the period. The Pro Forma transactions presented are required by the merger agreement or by accounting principles to be completed upon the completion of the reverse acquisition. The transactions cover (i) the conversion of Wherify convertible debentures outstanding at the time of the merger and required to be converted by the merger agreement, and (ii) the accounting treatment of the goodwill generated by the reverse acquisition issuance of common stock.

                  PRO FORMA CONSOLIDATED FINANCIAL INFORMATION
                             CONSOLIDATED PRO FORMA
                                  BALANCE SHEET
                                  JUNE 30, 2005
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                 Wherify              Adjustments                       Pro Forma
                                                Wherify         California               Debit               Credit      Combined
                                                -------         ----------               -----               ------      --------
Assets
Current assets
Cash & cash equivalents                            $1,325            $1,208                                                 $2,533
Restricted certificates of deposit                     -              2,449                                                  2,449
Accounts receivable                                    20                 -                                                     20
Note Receivable                                         -               103                                                    103
Inventory                                               8                 -                                                      8
Prepaid expenses                                       50                16                                                     66
                                                   ------            ------                                                -------
   Total Current Assets                             1,403             3,776                                                  5,179
                                                   ======            ======                                                =======
PP&E, net                                               2               488                                                    490
Other assets                                            -               227                                                    227
Goodwill                                                                         (2)     61,400                             61,400
Intangibles, net                                       45                 -      (2)      8,000    (2)       2,667           5,378
                                                   ------            ------             -------          ---------         -------
Total assets                                       $1,450            $4,491                                                $72,674
                                                   ======            ======                                                =======

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Convertible  notes  payable  to
investors                                            $200                 -      (1)        200                              $   -
Accounts payable                                      261             2,849                                                  3,110
Accrued liabilities to related party                    -             3,892                                                  3,892
Note Payable                                          100                 -                                                    100
Accrued expenses                                       35               573                                                    608
Accounts payable related   to
discontinued operating segment                          -             2,607                                                  2,607
                                                   ------            ------                                                -------
Total current liabilities                             596             9,921                                                 10,317
                                                   ------            ------                                                -------
Stockholders' deficit
Common stock and paid in capital                   22,420             2,024                        (1)         200
                                                                                                   (4)      48,454
                                                                                 (3)     21,566    (2)      69,400         120,932
Preferred Stock A                                       -             8,553      (4)      8,553                                  -
Preferred Stock B                                       -             5,137      (4)      5,137                                  -
Preferred Stock C                                       -            34,764      (4)     34,764                                  -
Deferred stock compensation                             -              (714)                                                  (714)
Accumulated deficit                               (21,566)          (55,194)     (2)      2,667    (3)      21,566         (57,861)
                                                   ------            ------                                                -------
Stockholders' equity (deficit)                        854            (5,430)                                                62,357
                                                   ------            ------                                                -------
Total  liabilities and  stockholders' equity       $1,450            $4,491             142,287          $ 142,287          72,674
                                                   ======            ======                                                =======


Notes

(1) Merger agreement calls for the conversion of all Wherify convertible debentures just prior to the closing of the merger.

(2) The purchase price is the 12,339,750 shares valued at the closing price of $5.69 on July 21, 2005, or $70,213,189. The purchase price is allocated as follows based on Wherify Wireless's June 30, 2005 balance sheet: Cash $1.3 million, Accounts Receivable $20,000, Inventory $8,000, Prepaids $51,000, Fixed Assets (net) $2,000, Intangibles (net) $45,000, less Convertible notes payable $200,000, accounts payable $296,000 and a note payable of $100,000. Identifiable intangibles are made up of software $1 million, branding $1 million and intellectual property of $6 million for total intangibles of $8 million. The identified intangibles have an estimated useful life of 3 years. Based on a useful life of 3 years, there would have been amortization expense of $2.667 million for the year ended June 30, 2005. The remainder of the unallocated purchase price of $61.4 million is allocated to goodwill, none of which is expected to be deductible for tax purposes. This purchase price allocation is preliminary and subject to change based on the completion of a third party appraisal. However, we expect that there will be a significant impairment in the near future of most, if not all, of the purchase price that was allocated to goodwill and other intangible assets in connection with the merger. The intangibles, including goodwill, will be subject to review for possible impairment on a quarterly basis.

(3) As a result of the reverse merger accounting, the Wherify's accumulated deficit is eliminated.

(4) Wherify California preferred stock will be converted into common stock of the merged company.

                                                CONSOLIDATED PRO FORMA
                                                STATEMENT OF OPERATIONS
                                           TWELVE MONTHS ENDED JUNE 30, 2005
                                                    (IN THOUSANDS)
                                                      (UNAUDITED)

                                                     Wherify     Wherify California      Adjustments            Pro Forma
                                               --------------    ---------------         -------------     ----------------
Revenue                                                  $301                 $-                                       $301
Cost of Goods Sold                                         34                  -                                         34
                                               --------------    ---------------                           ----------------
Gross Margin                                              267                  -                                        267

Operating expenses
Selling expense                                           324                  -                                        324
General and administrative                              4,338             10,727                                     15,065
Rent expense payable to related party                       -              1,363                                      1,363
Research and development                                   20                  -                                         20
Depreciation/Amortization                                  48                119    (1)          2,667                2,834
                                               --------------    ---------------                 -----     ----------------
Total operating expenses                                4,730             12,209                 2,667               19,606
                                               --------------    ---------------                 -----     ----------------

Operating loss                                         (4,463)           (12,209)               (2,667)             (19,339)

Other income (expense)
Interest expense                                       (3,840)              (110)                                    (3,950)
Interest and other income                                   -                 87                                         87
                                               --------------    ---------------                 -----     ----------------
Net loss from continuing operations                    (8,303)           (12,232)               (2,667)             (23,202)

Discontinued operations
  Loss from operations of discontinued
    business segment                                        -               (171)                                      (171)
                                               --------------    ---------------                            ----------------
Net Loss                                               (8,303)           (12,403)               (2,667)             (23,373)

Deemed dividend on preferred stock                          -             12,467                                     12,467
Net loss attributable to common
  shareholders                                        ($8,303)          ($24,870)               (2,667)            ($35,840)
                                               ==============    ===============                           ================

Basic & Diluted loss per share from
  continuing operations                                ($1.15)            ($4.08)                                    ($0.39)

Basic & diluted loss per share from
  discontinued operations                                  $-             ($0.06)                                    ($0.00)

Basic and diluted loss per share                       ($1.15)            ($4.13)                                    ($0.39)

Weighted average shares outstanding                     7,226              3,001                                     59,891

Notes

(1) The purchase price is the 12,339,750 shares valued at the closing price of $5.69 on July 21, 2005, or $70,213,189. The purchase price is allocated as follows based on Wherify Wireless's June 30, 2005 balance sheet: Cash $1.3 million, Accounts Receivable $20,000, Inventory $8,000, Prepaids $51,000, Fixed Assets (net) $2,000, Intangibles (net) $45,000, less Convertible notes payable $200,000, accounts payable $296,000 and a note payable of $100,000. Identifiable intangibles are made up of software $1 million, branding $1 million and intellectual property of $6 million for total intangibles of $8 million. The identified intangibles have an estimated useful life of 3 years. Based on a useful life of 3 years, there would have been amortization expense of $2.667 million for the year ended June 30, 2005. The remainder of the unallocated purchase price of $61.4 million is allocated to goodwill, none of which is expected to be deductible for tax purposes. This purchase price allocation is preliminary and subject to change based on the completion of a third party appraisal. However, we expect that there will be a significant impairment in the near future of most, if not all, of the purchase price that was allocated to goodwill and other intangible assets in connection with the merger. The intangibles, including goodwill, will be subject to review for possible impairment on a quarterly basis.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Wherify Wireless, Inc. has duly caused this annual report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

October 13, 2005                         WHERIFY WIRELESS, INC.


                                         By: /s/ Timothy Neher
                                         ---------------------------------------
                                         Timothy Neher,
                                         Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


             NAME                                      TITLE                        DATE

/s/ Timothy Neher                        Chief Executive Officer (Principal    October 13, 2005
------------------------------------     Executive Officer and Director)
Timothy Neher

/s/ William Scigliano                    Director (Chairman of the Board)      October 13, 2005
------------------------------------
William Scigliano

/s/ John Micek III                       Director                              October 13, 2005
------------------------------------
John Micek III

/s/ Wade Fenn                            Director                              October 13, 2005
------------------------------------
Wade Fenn

/s/ Reginald Brown                       Director                              October 13, 2005
------------------------------------
Reginald Brown

/s/ John Davis                           Chief Financial Officer, Treasurer    October 13, 2005
------------------------------------     (Principal Accounting Officer)
John Davis