Form 10QSB
period 2005-09-30
WHERIFY WIRELESS INC
filed 2005-11-15
CIK 1051902

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005.

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

                         Commission File Number: 0-24001

                             WHERIFY WIRELESS, INC.
        (Exact name of small business issuer as specified in its charter)

                  Delaware                               76-0552098
          (State of incorporation)             (IRS Employer Identification No.)

2000 Bridge Parkway, Suite 201, Redwood Shores, CA          94065
   (Address of principal executive offices)               (Zip Code)

                                  650-551-5277
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes: |X|     No: |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

      Yes: |_|     No: |X|

                      Applicable Only to Corporate Issuers:

As of November 14, 2005, there were 52,941,418 shares of common stock, no par value, outstanding.

      Transitional Small Business Disclosure Format  |_| Yes     |X| No

                             WHERIFY WIRELESS, INC.
                                   FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                              Page

    Item 1.   Financial Statements

              Balance Sheet as of September 30, 2005 (Unaudited)..............3

              Statements of Operations for the three months
              ended September 30, 2005 and 2004 (Unaudited)...................4

              Statements of Cash Flows for the three months ended
              September 30, 2005 and 2004 (Unaudited).........................5

              Notes to Financial Statements (Unaudited).......................6

    Item 2.   Management's Discussion and Analysis or Plan of Operation......10

    Item 3.   Controls and Procedures........................................26

PART II. OTHER INFORMATION

    Item 1.   Legal Proceedings..............................................27

    Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds....28

    Item 3.   Defaults Upon Senior Securities ...............................28

    Item 4.   Submission of Matters to a Vote of Security Holders............28

    Item 5.   Other Information..............................................29

    Item 6.   Exhibits.......................................................29

    Signatures...............................................................29

EXHIBITS.....................................................................30

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                             Wherify Wireless, Inc.
                                  Balance Sheet
                               September 30, 2005
                                   Unaudited

                                     ASSETS
CURRENT ASSETS:
         Cash and cash equivalents                                                              $          282,616
         Restricted certificates of deposit                                                              2,672,321
         Prepaid expenses                                                                                   99,086
         Accounts receivable, net of allowance for doubtful accounts of $13,200                              9,749
         Inventory                                                                                           8,565
                                                                                                 -----------------
           TOTAL CURRENT ASSETS                                                                          3,072,337
Goodwill                                                                                                 3,222,000
Intangible assets, net of accumulated amortization of $143,449                                           2,049,551
Property and equipment, net of accumulated depreciation of $1,156,207                                      478,111
Other long-term assets                                                                                     226,072
                                                                                                 -----------------
TOTAL ASSETS                                                                                     $       9,048,071
                                                                                                 =================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
         Accounts payable                                                                        $       3,949,897
         Accounts payable - related party                                                                3,936,668
         Accrued liabilities                                                                               336,435
         Accounts payable related to discontinued operating segment                                      2,606,514
                                                                                                 -----------------
                  TOTAL CURRENT LIABILITIES                                                             10,829,514
                                                                                                 -----------------
STOCKHOLDERS' DEFICIT
         Common stock, no par value:                                                                   121,422,531
         100,000,000 shares authorized, 52,521,546 shares issued and outstanding
         Deferred stock compensation                                                                      (713,592)
         Accumulated deficit                                                                          (122,490,382)
                                                                                                 -----------------
                  TOTAL STOCKHOLDERS' DEFICIT                                                          (1,781,443)
                                                                                                 -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                      $       9,048,071
                                                                                                 =================


                 See accompanying notes to financial statements.


                             Wherify Wireless, Inc.
                             Statement of Operations
                 Three Months Ended September 30, 2005 and 2004
                                   Unaudited

                                                             Three Months September 30,
                                                                2005            2004
                                                            ------------    ------------
REVENUES:
    Sales Revenue                                           $     36,634    $         --
    Cost of Goods Sold                                             3,356              --
                                                            ------------    ------------
        NET REVENUES                                              33,278              --

OPERATING EXPENSES:
    Goodwill impairment                                       64,308,022              --
    General and administrative                                 2,334,425       1,213,432
    Rent expense payable to related party                        228,486              --
    Amortization and depreciation                                185,188          23,022
                                                            ------------    ------------
        TOTAL OPERATING EXPENSES                              67,056,121       1,236,454
                                                            ------------    ------------
    OPERATING LOSS                                           (67,022,843)     (1,236,454)

OTHER INCOME (EXPENSE)
    Interest expense                                              (6,583)         (9,123)
    Interest and other income                                     25,711          10,127
    State income tax                                                  --          (3,232)
                                                            ------------    ------------
NET LOSS FROM CONTINUING OPERATIONS                          (67,003,715)     (1,238,682)

DISCONTINUED OPERATIONS
    (Loss) income from operations of discontinued segment        (42,930)         42,813
Deemed dividend on preferred stock                            12,467,059              --
                                                            ------------    ------------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS                $(79,513,704)   $ (1,195,869)
                                                            ============    ============

Basic and diluted net loss per share                        $      (1.55)   $      (0.05)
  from continuing operations
Basic and diluted net (loss) income per share               $      (0.00)   $       0.00
  from discontinued operations
Basic and diluted net loss per share                        $      (1.84)   $      (0.05)
  attributable to common shareholders
Weighted average number of shares outstanding                 43,279,529      25,246,699


                 See accompanying notes to financial statements.

                             Wherify Wireless, Inc.
                            Statements of Cash Flows
                 Three Months Ended September 30, 2005 and 2004
                                   Unaudited


                                                    Three Months   Three Months
                                                    September 30,  September 30,
                                                        2005          2004
                                                    -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES               $(2,025,710)   $(1,511,258)
                                                    -----------    -----------
INVESTING ACTIVITIES:
    Increase in restricted certificates of deposit     (223,020)      (201,656)
    Purchase of property and equipment                  (29,678)       (10,970)
                                                    -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                  (252,698)      (212,626)
                                                    -----------    -----------
FINANCING ACTIVITIES:
    Proceeds from issuance of common stock            1,352,935             --
    Proceeds from issuance of preferred stock                --      3,355,338
                                                    -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES             1,352,935      3,355,338
                                                    -----------    -----------
CHANGE IN CASH AND CASH EQUIVALENTS                    (925,473)     1,631,454
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD       1,208,089        916,314
                                                    -----------    -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD           $   282,616    $ 2,547,768
                                                    ===========    ===========

                 See accompanying notes to financial statements.

                             WHERIFY WIRELESS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Wherify Wireless, Inc. ("Wherify Wireless" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"). These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in Wherify Wireless's Annual Report filed with the SEC on Form 10-KSB for the year ended June 30, 2005. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. We have omitted notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the year ended June 30, 2005 as reported in the Form 10-KSB.

NOTE 2 - STOCK-BASED COMPENSATION

Wherify Wireless accounts for its employee stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. During the quarter ended September 30, 2005, Wherify Wireless granted its employees options to purchase 1,371,068 shares of common stock. The options vest over a four year period and expire ten years from the grant date.

Since the exercise price of the options was equal to the market value of the stock on the grant date, Wherify Wireless did not record any compensation expense. The following table illustrates the effect on net loss and net loss per share as if Wherify Wireless had recorded compensation expense equal to the fair value of the options on the grant date.

                              Three Months Ended
                                 September 30,
                             2005            2004
                         ------------    -----------
Net loss as reported     $(79,513,704)   $(1,195,869)
Less: option expense
    Under fair value
    method                    (99,694)      (284,583)
                         ------------    -----------

Pro forma net loss       $(79,613,398)   $(1,480,407)
Basic and diluted net
loss per common share:

    As reported          $      (1.84)   $      (.05)
    Pro forma            $      (1.84)   $      (.06)

NOTE 3 - BUSINESS COMBINATION

On July 21, 2005, Wherify Wireless (formerly IQ Biometrix, Inc.) merged with Wherify California, Inc. ("Wherify California"). Pursuant to the terms of the Agreement and Plan of Merger, Wherify issued 41,893,797 shares of common stock in exchange for all of the outstanding common and preferred shares of Wherify California. As a result of the merger, Wherify expects that it will be able to accelerate the sales cycle of new product offerings it is in the process of developing and marketing to government agencies.

For accounting purposes, the merger has been treated as reverse acquisition of Wherify Wireless by Wherify California. Accordingly, the financial results presented for all periods prior to the merger date are those of Wherify California. As of the merger date, the financial statements include the combined operating results, assets and liabilities of Wherify Wireless and Wherify California. The former business operations of Wherify Wireless, consisting primarily of the sale of FACES software and related services to law enforcement agencies and the security industry, is not expected to constitute a significant part of the ongoing business of the combined company.

The aggregate purchase price of the business combination was $70,213,189, which was calculated by multiplying the total outstanding shares of Wherify Wireless (12,339,750) by the closing price on the date of the merger ($5.69).

The following table summarizes the estimated fair values of the assets that Wherify California acquired and the liabilities that it assumed from Wherify Wireless on the date of the acquisition.

Current Assets                              $1,131,654
Fixed Assets                                     1,968
Goodwill                                    67,530,022
Intangible Assets                            2,193,000
                                           -----------
Total Assets Acquired                      $70,856,644

Accounts Payable                              (383,266)
Accrued Expense                                (60,189)
Convertible Debt                              (200,000)
                                           -----------
Total Liabilities Assumed                     (643,455)

Net Assets Acquired                        $70,213,189

The intangible assets of $2,193,000 relate primarily to customer lists, which will be amortized on a straight-line basis over their estimated useful life of 3 years. None of the amount allocated to goodwill is expected to be deductible for tax purposes

Assuming the merger occurred on July 1, 2005, the Company's pro-forma revenues and net income would not differ materially from the actual amounts reported in the Statement of Operations. The following table presents unaudited pro-forma information for the three months ended September 30, 2004, as if the merger had occurred on July 1, 2004.

                             As Reported      Pro-Forma

Revenues                  $          --    $     269,724

Net Loss                  $  (1,195,869)   $  (9,629,825)

Loss Per Share            $        (.05)   $        (.14)

NOTE 4 - GOODWILL

The Company periodically reviews its goodwill for impairment. If the fair market value of the goodwill is deemed to be less than the carrying value, the difference is recorded in the Statement of Operations as an expense.

With the assistance of a third party, the Company concluded that the implied fair market value of the goodwill was $3,222,000 as of September 30, 2005. Therefore, an impairment of $64,308,022 was recorded during the quarter. When estimating the fair market value, we used an income approach that was based on pro-forma financial projections for fiscal years 2006 through 2008, discounted at a rate of 29.2%. The calculation of the projections and the discount rate includes numerous assumptions made by management. If actual results of operations are worse than projected or our market outlook changes, we could have additional impairments of goodwill and identified intangible assets in future periods, which, in turn, could have a material adverse effect on our results of operations.

NOTE 5 - DISCONTINUED OPERATIONS

During the quarter ended June 30, 2005, Wherify California discontinued the marketing of its only product line, which consisted of wristwatches with GPS functionality. All revenues and expenses relating this product line have been classified in the Statement of Operations as discontinued operations. In addition, the accounts payable relating to this product has been segregated on the balance sheet.

NOTE 6 - EQUITY

During the quarter ended September 30, 2005, the Company issued 43,138 shares of common stock in exchange for $200,000 of convertible debt securities. In addition, the Company issued 106,250 shares of common stock for options and warrants exercised during the quarter and received cash proceeds of $272,000.

In connection with the business combination discussed in Note 2, the Company issued 41,893,897 shares of common stock in exchange for all of the outstanding preferred and common shares of Wherify California.

NOTE 7 - INVENTORY

Wherify Wireless recognizes impairment losses on its inventory when there is evidence that the value of the goods will be less than the costs. During the year ended June 30, 2005, Wherify Wireless contracted with an external party to manufacture 15,000 units of its Wherifone product. When we executed the agreement, a successful prototype of the product had not yet been developed, and the limited marketing campaigns conducted to that point had not yet indicated that the product would have a resale value. Due to the substantial doubts regarding the product's functionality and salability, the Company recognized an impairment of approximately $2.1 million during the year ended June 30, 2005. (The impairment was included as part of research and development expenses.) Since that time, Wherify Wireless has concluded that the product can be manufactured successfully and sold at or above cost. Therefore, the Company expects that any future additions of the product to inventory will be recorded at cost unless new circumstances arise.

Item 2. Management's Discussion and Analysis or Plan of Operation

      The following discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors including those discussed in the section entitled "Forward Looking Statements" elsewhere in this report.

      Wherify's auditor has included a going concern paragraph in its latest audit report. Wherify's auditor has reported that Wherify has suffered net operating losses in the past two fiscal years and has significant working capital deficits that raise substantial doubt about the company's ability to continue as a going concern.

      1. Introduction

      On July 21, 2005, Wherify California, Inc., a California corporation (formerly known as Wherify Wireless, Inc.) ("Wherify California") was merged with a special purpose subsidiary of Wherify Wireless, Inc., a Delaware corporation (formerly known as IQ Biometrix, Inc.) ("Wherify"or the "Company"). As a result of the merger, Wherify California became a wholly owned subsidiary of Wherify. Accordingly, our current business operations include the business operations of both Wherify California and Wherify, although as discussed below the former business operations of Wherify, consisting primarily of the sale of FACES software and related services to law enforcement agencies and the security industry, is not expected to constitute a significant part of the ongoing business operations of the combined company.

      2. Merger

      On April 14, 2004, Wherify entered into an Agreement and Plan of Merger with Wherify California pursuant to which the parties agreed to a merger transaction involving the merger of a wholly owned subsidiary of Wherify with and into Wherify California, with Wherify California surviving as a wholly owned subsidiary of Wherify. The boards of directors of both companies approved the merger agreement in April 2004, and the respective shareholder of both companies approved the merger on July 19, 2005. The merger closed on July 21, 2005.

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

      Under applicable accounting rules, the purchase price of the acquisition (which is determined based on the percentage of the combined company held by the pre-merger Wherify stockholders and the stock price of the combined company) is allocated to identifiable tangible and intangible assets, and then the excess of the purchase price over the amounts allocated to these assets is allocated to goodwill. The Company, with the assistance of an independent third party, completed the purchase price allocation and concluded that the value of the recently identifiable intangible assets is $2.2 million and the total amount of goodwill is $67.5 million. Following the finalization of the purchase price allocation, the Company concluded that the implied fair value of goodwill was $3.2 million resulting in an indicated impairment of $64.3 million, which was recorded by the Company in the quarter ended September 30, 2005. We will continue to review our intangible assets including goodwill on a quarterly basis for possible impairment.

      3. Future Business and Operations

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

      4. Liquidity and Capital Resources

As of September 30, 2005, Wherify had cash and cash equivalents of approximately $283,000, restricted certificates of deposit of approximately $ 2.7 million which are being utilized as collateral to support our obligations under a letter of credit related to our contract manufacturer, other current assets of approximately $117,000 and current liabilities of approximately $10.8 million, including approximately $3.9 million in past due rent obligations. As of November 11, 2005, Wherify had cash and cash equivalents of approximately $1.0 million and restricted certificates of deposit of approximately $1.6 million which are being utilized as collateral to support our obligations under a letter of credit related to our contract manufacturer.

      Wherify currently does not have any credit facility available to it, and has financed its operations to date primarily through the issuance of an aggregate of approximately $53 million of shares. There is a "going concern" in Wherify's auditor's report dated August 24, 2005. We are in the process of locating financing sources to meet our liquidity shortfall. Adequate funds may not be available on terms acceptable to us. If additional funds are raised through the issuance of equity securities, dilution to existing stockholders may result. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our financial position, results of operations and cash flows. We have no material commitments for capital expenditures and there are no anticipated material capital expenditures that are reasonably expected to have a material impact on us.

      Even with financing, there can be no assurance that we will achieve profitability. Due to these factors, we believe that period-to-period comparisons of our results of operations are not necessarily a good indication of future performance. The results of' operations in some future periods may be below the expectations of analysts and investors.

      We have worked out an arrangement with our landlord and are currently paying rent. We have entered into an agreement with the landlord that provides that we will begin paying back due rent as well as paying for certain back due expenses covered by the landlord. Under this agreement, upon the completion of additional financing following the merger, we will settle our debt with the landlord, which was approximately $3.9 million as of September 30, 2005. There is no guarantee that additional financing will be found to settle this obligation.

      We expect operating losses and negative operating cash flows to continue for at least the next twelve months, because of expected increases in expenses related to brand development; marketing and other promotional activities; increases in personnel; the expansion of infrastructure and customer support services; strategic relationship development; and potential acquisitions of related complementary businesses. We believe the expenses incurred during that period will help us to build the infrastructure necessary to increase revenues both through organic growth and through acquisitions, which we believe hold the key to our future revenue growth. We believe it will take additional products, either created in house or acquired through acquisitions, to help us increase revenue, and ultimately to reach profitability. However, we can make no assurances that these activities will achieve the desired results of increased revenues, or that any increase in revenues will be enough to bring the Company to profitability and positive cash flow.

      Wherify is currently considering a number of different financing opportunities in order to meet its short term cash flow needs. Adequate funds may not be available on terms acceptable to us. If additional funds are raised through the issuance of equity securities, dilution to existing stockholders may result. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our financial position, results of operations and cash flows.

      5. General

      Wherify is a developer and provider of wireless location products and services. Its products and services are designed to be used for child safety, parental supervision, personal protection, Alzheimer and memory loss supervision, law enforcement, animal identification and location, and personal property tracking. The proprietary integration of communication technologies enables customers to obtain real-time location information for individuals and property directly through the internet or any phone.

      Wherify's cost of revenues currently consists of actual manufacturing costs.

      Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support, as well as costs associated with promotional activities and related travel expenses.

      General and administrative expense consists primarily of salaries and related expenses for executive, finance, accounting, information technology, facilities, and human resources personnel. These expenses increased through July 2005 in the areas of legal, accounting and outside services as the Company prepared filings and other information in connection with the merger between Wherify and Wherify California.

      Research and development expense consists primarily of salaries and related personnel expense and expenses related to the design, development, testing and enhancement of products. Currently we are focusing attention on further development our Wherifone product.

      6. Results Of Operations

      Quarter Ended September 30, 2005 Compared To Quarter Ended September 30, 2004

      Revenues for the quarter ended September 30, 2005 were $33,000. Revenues in the quarter ended September 30, 2005 have been generated by the sales of FACES product. Wherify discontinued the sale of its child locater watch in the year-ended June 30, 2005 and sales of Wherify's new product have not yet begun.

      Operating expenses for the quarter-ended September 30, 2005 were $67 million versus $1.2 million operating expenses for the quarter-ended September 30, 2004. The $67 million dollars of operating expenses was primarily made up of $64.3 million of goodwill impairment and $2.3 million of General and Administrative expenses. With the assistance of a third party, the Company concluded that the implied fair market value of the goodwill was $3,222,000 as of September 30, 2005. Therefore, an impairment of $64.3 million out of a total of $67.5 million of goodwill was recorded during the quarter.

      General and administrative expenses increased by $1.1 million from $1.2 million in the quarter ended September 30, 2004 to $2.3 million in the quarter ended September 30, 2005. The increase in general and administrative expenses is due primarily to costs associated with the merger between Wherify and Wherify California and expenses related to our Wherifone product. The largest component of these expenses was legal fees, which increased by approximately $650,000 due to costs associated with the merger, investor relations and government filings. Expenses related to the filing of patent and trademark protection for the Wherifone product and travel and transportation expenses associated with the marketing of the product generated $160,000 of this increase. Finally, accounting and audit fees increased by approximately $60,000.

      During the quarter ended June 30, 2005, Wherify discontinued the sale of its only product line that consisted of wristwatches with the GPS functionality. Accounts payable directly related to the sale of the wrist watches are recorded separately on the balance sheet as accounts payable related to discontinued operating segment in the amount of $2.6 million.

      7. Recent Events

      On September 17, 2005 Wherify entered into an international supply and distribution agreement with American Network Computadores based in Sao Paulo, Brazil. Under the terms of the agreement, Wherify appointed American Network Computadores as Wherify's non-exclusive, authorized distributor in Brazil to promote, market service, support, distribute and sell Wherify's products and services. Products and services distributed under this agreement will be distributed by American Network Computadores directly to end-users or through sub-distributors.

      On September 28, 2005, Wherify entered into a supply agreement with Oriant Australia Pty Ltd. relating to the appointment of Oriant as an exclusive distributor of the Wherifone product in Australia and New Zealand.

      Wherify currently has its products being reviewed in over twenty countries. Positive results could lead to contracts for the distribution and sales of Wherify's products and services in these countries. Wherify intends to negotiate contracts in these countries that would generate revenues of between $4 and $6 per month per subscriber.

      During the period between November 9, 2005 and November 11, 2005, Wherify raised approximately $1.1 million in a private placement of restricted stock. Wherify intends to continue to seek sources of financing for its operations.

                           FORWARD LOOKING STATEMENTS

      The statements contained in this Report that are not historical facts are "forward-looking statements" (as such term is defined in Section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934), which can be identified by the use of forward-looking terminology such as "estimated," "projects," "anticipated," "expects," "intends," "believes," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements, such as the Company's plans concerning the availability of additional financing, and other statements contained in this Report regarding matters that are not historical facts, are only estimates or predictions and cannot be relied upon. No assurance can be given that future results will be achieved; actual events or results may differ materially as a result of risks facing the company or actual results differing from the assumption underlying such statements. Such risks and assumptions include, but are not limited to, those factors described below, as well as regulatory, legislative, and judicial developments that could cause actual results to vary materially from the future results indicated, expressed or implied in such forward-looking statements. All written and oral forward-looking statements made in connection with this Report which are attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the "Factors Affecting Future Operating Results" and other cautionary statements included herein. The Company disclaims any obligation to update information contained in any forward-looking statement.

      FACTORS AFFECTING FUTURE OPERATING RESULTS

      The following important factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report or presented elsewhere by management from time to time.

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

      We Currently Lack Liquidity and Have Limited Revenues and Both Wherify and Wherify California Had Going-Concern Qualifications in Their Most Recent Audit Reports

      As of September 30, 2005, we had cash and cash equivalents of approximately $283,000, restricted certificates of deposit of approximately $2.7 million which are being utilized as collateral to support our obligations under a letter of credit related to our contract manufacturer, other current assets of approximately $117,000 and current liabilities of approximately $10.8 million, including approximately $3.9 million in past due rent obligations. There is a going concern paragraph in Wherify and Wherify California's most recent audit reports. Substantially all of our cash has been raised through capital raising transactions rather than operations. As we have limited revenues, we will need to raise additional working capital in the near future. There is no assurance that we will be able to raise additional working capital at all or on terms favorable to our stockholders or us. If we are unable to raise additional working capital, we will need to reduce our costs, which may require us to reduce operations, personnel and overhead, which would have an adverse effect on our business.

      We Need To Raise Substantial Additional Capital, Which May Result In Substantial Dilution To Existing Stockholders.

      In order to manufacture, distribute and sell our products and to execute on our business plan, we need substantial additional capital. We are currently considering possible sources of this additional capital, including raising capital through the issuance of equity securities. Although the exact amount we intend to raise has not yet been determined, we are contemplating an amount in excess of $20 million. There can be no assurance that we will be able to raise sufficient additional capital at all or on terms favorable to our stockholders or us. If we issue equity securities in order to raise additional capital in the amounts currently contemplated, the stockholders will experience immediate and substantial dilution in their ownership percentage of the combined company. In addition, to raise the capital we need, we may need to issue additional shares at a discount to the current market price. If the terms of such financing are unfavorable to us or our stockholders, the stockholders may experience substantial dilution in the net tangible book value of their stock. In addition, any new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements all of which could have a material adverse effect on us.

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

      We Have Only Recently Begun Full Production of Our Wherifone(TM) Product and May Encounter Manufacturing Problems During the Production Process.

      Our Wherifone(TM) product is a new product and we have discontinued manufacturing all of our other products. The manufacture of our Wherifone(TM) product involves complex and precise processes, which we have subcontracted to another company. To date, we have only initiated a limited production of this product and so we do not yet know whether we will encounter any serious problems during the production process in the long-term. Any significant problems in manufacturing, assembling or testing of this product could delay the roll-out of the Wherifone(TM) product and have an adverse impact on our business and prospects.

      Our Software Products Are Complex And May Contain Unknown Defects That Could Result In Numerous Adverse Consequences.

      Complex software products such as those associated with our Wherifone(TM) product often contain latent errors or defects, particularly when first introduced, or when new versions or enhancements are released. We have experienced errors and defects in our most recent release of the software associated with our Wherifone(TM) product, but do not believe these errors will have a material negative effect on the functionality of the Wherifone(TM) product. However, there can be no assurance that, despite testing, additional defects and errors will not be found in the current version, or in any new versions or enhancements of this software, any of which could result in damage to our reputation, the loss of sales, a diversion of our product development resources, and/or a delay in market acceptance, and thereby materially adversely affecting our business, operating results and financial condition. Furthermore, there can be no assurance that our products will meet all of the expectations and demands of our customers. The failure of our products to perform to customer expectations could give rise to warranty claims. Any of these claims, even if not meritorious, could result in costly litigation or divert management's attention and resources. Any product liability insurance that we may carry could be insufficient to protect us from all liability that may be imposed under any asserted claims.

      We Have Not Yet Signed a U.S. Wireless Carrier for our Wherifone(TM) Product and the Terms of Any Such Agreement are Not Yet Known.

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

      If Our Wireless Locator Products Fail To Achieve Broad Market Acceptance, Our Business Results Will Be Harmed.

      We have not begun selling our wireless location products for use by direct purchase consumers or for resale by distributors. If Wherify's products are not widely accepted by the market, our business results could be harmed. Factors that may affect the market acceptance of our location products include the following: Price; Reliability; Performance; Technological innovation/enhancements; Network coverage; Ease of use; and Availability.

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

      We Currently Depend Upon One Manufacturer For Our Principal Product And If We Encounters Problems With This Manufacturer There Is No Assurance That We Could Obtain Products From Other Manufacturers Without Significant Disruptions To Our Business.

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

      Wherify has various abilities and obligations to issue additional shares of common stock in the future. These abilities and obligations include the following:

      o Options to purchase approximately 5,773,334 shares of our common stock were outstanding as of September 30, 2005;

      o Debentures, convertible into approximately 101,000 shares of our common stock, had been issued as of September 30, 2005; and

      o Warrants to purchase approximately 1.1 million shares of our common stock were outstanding as of September 30, 2005.

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

Item 3. Controls and Procedures

Wherify maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e) promulgated under the Securities Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of September 30, 2005, Wherify carried out an evaluation, under the supervision and with the participation of its management, including its Chief Financial Officer, of the effectiveness of the design and operation of Wherify's disclosure controls and procedures. Based upon the foregoing, Wherify's Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, the disclosure controls and procedures of Wherify were not effective to ensure that the information required to be disclosed in Wherify's Securities Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

In connection with the completion of its audit of, and the issuance of its report on the financial statements of Wherify (formerly known as IQ Biometrix, Inc.) for the year ended June 30, 2005, Malone & Bailey, PC identified deficiencies in Wherify's internal controls related to expense recognition and disclosure control deficiencies related to transactions involving issuances of Wherify's stock and stock options. The adjustment to expense and the footnote disclosure deficiencies were detected in the audit process and were appropriately recorded and disclosed in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2005.

Subsequent to June 30, 2005, we took actions to improve our internal controls in an effort to remediate these deficiencies. These actions included implementing certain of the controls and procedures used at Wherify California and improving the supervision and training of our accounting staff. However, management has been unable to determine that the actions taken have been sufficient to ensure that our disclosure controls and procedures are adequate Our management and directors will continue to work with our auditors and other outside advisors to make sure that we have controls and procedures that are adequate and effective.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On October 15, 2004, Venture Corporation Limited, a Singapore corporation ("Venture Corporation") filed suit in the Southern District of California against Wherify. The complaint asserts causes of action for breach of contract, fraud and common counts and asserts that Venture Corporation has suffered approximately $5 million in damages. The claims relate to Venture Corporation's assertions that Wherify failed to pay, when due, certain amounts owed to Venture Corporation for the manufacturing of a component of the Children's Model personal locater ("CM1"). Wherify answered Venture Corporation's complaint on November 16, 2004. Additionally, Wherify filed a cross-complaint alleging that the goods delivered by Venture Corporation were non-conforming and alleging damages in an amount in excess of $90 million. A mediation between the parties ended without a resolution of the issues. Trial was completed on November 4, 2005, but to date no judgment has been entered for either party. Wherify denies any wrongdoing and plans to continue to vigorously defend itself in this litigation to the extent necessary.

We have become a party to litigation in the Superior Court for the County of Fresno, State of California. The original complaint in the matter was filed on April 29, 2005. The amended complaint was filed on August 5, 2005. The principal parties are Wherify and persons formerly affiliated with or employed by Wherify, including Sylvie Lariviere, Robert Rios, Toni Lange, Fernand Beland, Frederic Serre and Roland Vroye. The amended complaint alleges that Wherify owes stock options to the plaintiffs in accordance with the terms of alleged oral and/or written agreements entered in or about 2002. The amended complaint also alleges fraud causes of action surrounding the alleged breach of agreement. The complaint seeks to recover damages, including punitive damages, and/or an award of options entitling the plaintiffs to purchase Wherify stock at favorable price. On October 25, 2005, the Company demurred on behalf of itself, Greg Micek and William Scigliano.

In June 2005, Zoltar Satellite Systems, Inc., a Delaware corporation, filed suit in the United States District Court in the Eastern District of Texas alleging that Wherify California, Inc. and ten other named defendants, including LG Electronics, Inc., Motorola, Inc., Sanyo Electric Co., Ltd. and Sprint Corporation, infringed certain patents as a result of the manufacture, use, sale and/or offer for sale of cellular telephones equipped with emergency location determination technology. On September 29, 2005, Zoltar voluntarily dismissed its claims against Wherify California, Inc. without prejudice.

In September 2005, William Prevost, the former CEO of Wherify filed suit in the Superior Court for the County of San Mateo, State of California alleging that Wherify failed to pay Mr. Prevost the sum of $45,000.00 plus interest due owed to him pursuant to a Severance Agreement and General Release of All Claims dated March 7, 2002. In addition, Mr. Prevost alleges that Wherify improperly and in bad faith failed to issue him a new stock certificate for approximately 44,717 shares of common stock which did not contain any restrictions on transfer. The complaint seeks to recover damages, including consequential and punitive damages, and declaratory relief with respect to the issuance of a new share certificate without any restrictions on transfer.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      On October 7, 2005 Wherify issued 35,000 shares of common stock to Liviakis Financial Communications, Inc., 5,000 shares of common stock to Michael
J. Bayes and 5,000 shares of common stock to Fedrick Cogan. Messrs. Bayes and Cogan are both employees of Liviakis Financial Communications, Inc. The Company issued these shares pursuant to Section 4(2) of the Securities Act of 1933, as amended, in consideration for services rendered.

Item 3. Defaults Upon Senior Securities.

      None

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

      The following votes were tabulated for each matter described above:

   Proposals        For       Against         Abstain         Broker Non-Vote    % For
---------------------------------------------------------------------------------------
       1          6,901,597        159          1,075                0            68.35
       2          6,901,597        159          1,075                0            68.35
       3          6,874,482     12,324         16,025                0            68.08
       4          6,713,109    142,972         46,750                0            66.48


Item 5. Other Information.

      In connection with preparation of the financial statements required to be included in the report, Wherify concluded on November 11, 2005 that there was a $64.4 million impairment to goodwill, which was recorded in the quarter ended September 30, 2005. For a more complete discussion see Notes 3 and 4 to the financial statements included in Item 1, and Item 2

Item 6. Exhibits.

  Exhibit No.     Description
  -----------     -----------

     10.01 International Supply And Distribution Agreement between Wherify and American Network Computadores, is incorporated herein by reference from Wherify's Registration Statement on Form SB-2 (SEC File No. 333-122710) filed September 13, 2005.

     31.01 Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (+)

     31.02 Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (+)

     32.01        Chief Executive Officer Certification Pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (+)

     32.02        Chief Financial Officer Certification Pursuant to 18 U.S.C.
                  Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (+)

-------------------------------
(+) Filed herewith


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


November 15, 2005                 /s/ Timothy Neher
                                  ----------------------------------------------
                                  Timothy Neher, Chief Executive Officer


November 15, 2005                 /s/ John Davis
                                  ----------------------------------------------
                                  John Davis, Chief Financial Officer, Treasurer
                                  (Principal Accounting Officer)