Form 10QSB
period 2005-12-31
WHERIFY WIRELESS INC
filed 2006-02-14
CIK 1051902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2005.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission File Number: 0-24001

WHERIFY WIRELESS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	76-0552098
(State of incorporation)	(IRS Employer Identification No.)

2000 Bridge Parkway, Suite 201, Redwood Shores, CA	94065
(Address of principal executive offices)	(Zip Code)

650-551-5277
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes: ☒  No: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes: ☐  No: ☒

Applicable Only to Corporate Issuers:

As of February 6, 2006, there were 54,923,814 shares of common stock, no par value, outstanding.

Transitional Small Business Disclosure Format     ☐ Yes     ☒    No

WHERIFY WIRELESS, INC.
FORM 10-QSB
FOR THE QUARTER ENDED DECEMBER 31, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Wherify Wireless, Inc.
Condensed Balance Sheet
December 31, 2005
Unaudited

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,184,863
Restricted certificates of deposit	1,650,091
Prepaid expenses	140,225
Accounts receivable	22,247
Inventory	6,446
TOTAL CURRENT ASSETS	3,003,872

Goodwill	3,222,000
Intangible assets, net of accumulated amortization of $326,199	1,866,801
Property and equipment, net of accumulated depreciation of $1,203,432	475,010
Other long-term assets	226,072
TOTAL ASSETS	$8,793,755

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$3,719,573
Accounts payable - related party	3,936,668
Accrued liabilities	472,137
Accounts payable related to discontinued operating segment	2,606,514
TOTAL CURRENT LIABILITIES	10,734,892

STOCKHOLDERS' DEFICIT
Common stock, no par value:
100,000,000 shares authorized, 54,785,121 shares
issued and outstanding as of December 31, 2005	124,417,408
Deferred stock compensation	(613,088)
Accumulated deficit	(125,745,457)
TOTAL STOCKHOLDERS' DEFICIT	(1,941,137)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$8,793,755

See accompanying notes to financial statements.

Wherify Wireless, Inc.
Condensed Statement of Operations
Three Months Ended December 31, 2005 and 2004
Unaudited

	Three Months Ended December 31,
	2005	2004
REVENUES:
Sales Revenue	$64,364	$17,442
Cost of Goods Sold	6,027	67,245
NET REVENUES	58,337	(49,803)

OPERATING EXPENSES:
General and administrative	2,761,979	2,331,410
Rent expense	342,728	-
Rent expense payable to related party	-	342,497
Amortization & depreciation	229,975	24,122
TOTAL OPERATING EXPENSES	3,334,682	2,698,029

OPERATING LOSS	(3,276,345)	(2,747,832)

OTHER INCOME (EXPENSE)
Interest expense	(3,160)	(16,612)
Interest and other income	19,929	6,603

NET LOSS FROM CONTINUING OPERATIONS	(3,259,576)	(2,757,841)

DISCONTINUED OPERATIONS
Loss from operations of discontinued segment	(42,930)	(42,813)

NET LOSS	$(3,302,506)	$(2,800,654)

Basic and diluted net loss per share
from continuing operations	$(0.06)	$(0.93)

Basic and diluted net loss per share	$(0.00)	$(0.01)
from discontinued operations

Basic and diluted net loss per share	$(0.06)	$(0.95)

Weighted average number of shares outstanding	53,005,324	2,955,726

See accompanying notes to financial statements.

Wherify Wireless, Inc.
Condensed Statement of Operations
Six Months Ended December 31, 2005 and 2004
Unaudited

	Six Months Ended December 31,
	2005	2004
REVENUES:
Sales Revenue	$100,000	$61,963
Cost of Goods Sold	9,383	106,436
NET REVENUES	90,617	(44,473)

OPERATING EXPENSES:
Goodwill impairment	64,308,022	-
General and administrative	5,096,404	3,202,345
Rent expense	685,457	-
Rent expense payable to related party	-	684,994
Amortization & depreciation	415,164	47,144
TOTAL OPERATING EXPENSES	70,505,047	3,934,483

OPERATING LOSS	(70,414,430)	(3,978,956)

OTHER INCOME (EXPENSE)
Interest expense	(9,742)	(25,735)
Interest and other income	45,639	16,730
State income Tax	-	(3,232)

NET LOSS FROM CONTINUING OPERATIONS	(70,378,533)	(3,991,193)

DISCONTINUED OPERATIONS
Loss from operations of discontinued segment	(85,860)	(85,626)

NET LOSS	$(70,464,393)	$(4,076,819)

Basic and diluted net loss per share
from continuing operations	$(1.46)	$(1.35)

Basic and diluted net loss per share	$(0.00)	$(0.03)
from discontinued operations

Basic and diluted net loss per share	$(1.46)	$(1.38)

Weighted average number of shares outstanding	48,143,070	2,955,726

See accompanying notes to financial statements.

Wherify Wireless, Inc.
Condensed Statements of Cash Flows
Unaudited

	Six Months Ended December 31,
	2005	2004
NET CASH USED IN OPERATING ACTIVITIES	(5,070,368)	(2,276,421)
INVESTING ACTIVITIES Decrease (Increase) in restricted certificates of deposit	799,210	(204,360)
Purchase of property and equipment	(88,268)	(22,276)
Loan to another entity	0	(100,000)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	710,942	(326,636)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	4,336,200	-
Proceeds from issuance of preferred stock	0	5,159,466
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,336,200	5,159,466
CHANGE IN CASH AND CASH EQUIVALENTS	(23,226)	2,556,409
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,208,089	916,314
CASH AND CASH EQUIVALENTS - END OF PERIOD	1,184,863	3,472,723

See accompanying notes to financial statements.

WHERIFY WIRELESS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Wherify Wireless, Inc. ("Wherify" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"). These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in Wherify's Annual Report filed with the SEC on Form 10-KSB for the year ended June 30, 2005. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. We have omitted notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the year ended June 30, 2005 as reported in the Form 10-KSB.

NOTE 2 - STOCK-BASED COMPENSATION

We apply the intrinsic value method of accounting for employee stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25).

The Financial Accounting Standards Board issued SFAS No. 123R, "Share-Based Payment" (SFAS No. 123R), which requires that we account for employee share-based transactions using a fair value based method. SFAS No. 123R is effective for us for all share-based transactions initiated on or after January 1, 2006. We will apply this statement using a modified version of prospective application. We will recognize compensation cost for the unvested portion of awards granted prior to the effective date, based on the grant-date fair value of those awards used in the pro forma disclosures below. We have assessed the impact that the adoption of this statement will have on our consolidated financial statements to the extent possible. The impact with respect to variable instruments is dependent on our stock price on the date of implementation.

If employee stock-based compensation costs had been expensed based on the fair value (determined using the Black-Scholes model) method of accounting applied to all stock-based awards, our pro forma results would be:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Net loss as reported	(3,302,506)	(2,800,654)	(70,464,393)	(4,076,819)

Add: Stock-based employee/director compensation included in net loss determined under APB No. 25, net of related tax effects	50,252	-	100,504	-

Deduct: Stock-based employee/director compensation expense determined under the fair-value method for all awards, net of related tax effects	(893,428)	-	(1,065,191)	(30,783)

Pro forma net loss	(4,145,682)	(2,800,654)	(71,429,080)	(4,107,602)

Basic and diluted net loss per share:
As reported	(0.06)	(0.95)	(1.46)	(1.38)
Pro forma	(0.08)	(0.95)	(1.48)	(1.39)

Weighted average number of shares	53,005,324	2,955,726	48,143,070	2,955,726

NOTE 3 - BUSINESS COMBINATION

On July 21, 2005, Wherify (formerly IQ Biometrix, Inc.) merged with Wherify California, Inc. ("Wherify California"). Pursuant to the terms of the Agreement and Plan of Merger, Wherify issued 41,893,797 shares of common stock in exchange for all of the outstanding common and preferred shares of Wherify California.

For accounting purposes, the merger has been treated as reverse acquisition of Wherify by Wherify California. Accordingly, the financial results presented for all periods prior to the merger date are those of Wherify California. As of the merger date, the financial statements include the combined operating results, assets and liabilities of Wherify and Wherify California. The former business operations of Wherify, consisting primarily of the sale of FACES software and related services to law enforcement agencies and the security industry, is not expected to constitute a significant part of the ongoing business of the combined company.

The aggregate purchase price of the business combination was $70,213,189, which was calculated by multiplying the total outstanding shares of Wherify of 12,339,750 shares by the closing price on the date of the merger of $5.69.

The following table summarizes the estimated fair values of the assets that Wherify California acquired and the liabilities that it assumed from Wherify on the date of the acquisition.

Current Assets	$1,131,654
Fixed Assets	1,968
Goodwill	67,530,022
Intangible Assets	2,193,000
Total Assets Acquired	70,856,644

Accounts Payable	(383,266)
Accrued Expense	(60,189)
Convertible Debt	(200,000)
Total Liabilities Assumed	(643,455)

Net Assets Acquired	$70,213,189

The intangible assets of $2,193,000 relate primarily to customer lists, which will be amortized on a straight-line basis over their estimated useful life of 3 years. None of the amount allocated to goodwill is expected to be deductible for tax purposes.

Assuming the merger occurred on July 1, 2005, the Company's pro-forma revenues and net income would not differ materially from the actual amounts reported in the Statement of Operations. The following table presents unaudited pro-forma information for the three and six months ended December 31, 2004, as if the merger had occurred on July 1, 2004.

Three Months ended December 31, 2004:
	As Reported	Pro-Forma
Revenues	$17,442	$269,724
Net Loss	($2,800,654)	($3,693,652)
Loss Per Share	($0.95)	($0.38)

Six Months ended December 31, 2004:
	As Reported	Pro-Forma
Revenues	$61,963	$275,476
Net Loss	($4,076,819)	($5,942,463)
Loss Per Share	($1.35)	($0.63)

NOTE 4 - GOODWILL

The Company periodically reviews its goodwill for impairment. If the fair market value of the goodwill is deemed to be less than the carrying value, the difference is recorded in the Statement of Operations as an expense.

With the assistance of a third party, the Company concluded that the implied fair market value of the goodwill was $3,222,000 as of September 30, 2005. Therefore, an impairment of $64,308,022 was recorded during the quarter. When estimating the fair market value, the Company used an income approach that was based on pro-forma financial projections for fiscal years 2006 through 2008, discounted at a rate of 29.2%. The calculation of the projections and the discount rate includes numerous assumptions made by management. If actual results of operations are worse than projected or the Company's market outlook changes, the Company could have additional impairments of goodwill and identified intangible assets in future periods, which, in turn, could have a material adverse effect on the Company's results of operations. As of December 31, 2005, goodwill remained at $3,222,000.

NOTE 5 - DISCONTINUED OPERATIONS

During the quarter ended June 30, 2005, Wherify California discontinued the sale of its product line that consisted of wristwatches with GPS functionality. All revenues and expenses relating this product line have been classified in the Statement of Operations as discontinued operations. In addition, the accounts payable relating to this product has been segregated on the balance sheet.

NOTE 6 - EQUITY

During the quarter ended December 31, 2005, the Company issued 185,000 shares of common stock in exchange for investor services. In addition, the Company issued 186,756 shares of common stock for options exercised during the quarter and received cash proceeds of $59,761. The Company issued 108,742 shares of common stock for warrants exercised during the quarter in the form of a cashless exercise.

In addition, in November 2005 the Company received proceeds of $2.7 million in connection with the issuance of 1,801,002 shares of common stock in a private placement transaction.

NOTE 7 - INVENTORY

The Company recognizes impairment losses on its inventory when there is evidence that the value of the goods will be less than the costs. During the year ended June 30, 2005, the Company contracted with an external party to manufacture 15,000 units of its Wherifone product. When the Company executed the agreement, a successful prototype of the product had not yet been developed, and the limited marketing campaigns conducted to that point had not yet indicated that the product would have a resale value. Due to the substantial doubts regarding the product's functionality and salability, the Company recognized an impairment of approximately $2.1 million during the year ended June 30, 2005. (The impairment was included as part of research and development expenses.) Since that time, the Company has concluded that the product can be manufactured successfully and sold at or above cost. Therefore, the Company expects that any future additions of the product to inventory will be recorded at cost unless new circumstances arise.

NOTE 8 - SUBSEQUENT EVENTS

On February 9, 2006, Wherify entered into a $35 Million Investment Agreement with Dutchess Private Equities Fund, L.P. ("Dutchess"). Pursuant to the terms of the Investment Agreement, over the next two years Wherify may at its discretion periodically sell (or "put") to Dutchess shares of its common stock having an aggregate purchase price of up to $35 million. For each share of common stock sold under the Investment Agreement, Dutchess agreed to pay Wherify 95% of the lowest closing bid price of Wherify's common stock during the 5 trading days immediately following the applicable put notice date. Wherify may elect not to sell any shares to Dutchess at a price that is less than 95% of the closing bid price on the trading day immediately preceding the applicable put notice date.

Under the terms of the Investment Agreement Wherify may, every 7 trading days, sell to Dutchess common stock with a value equal to the greater of $500,000 or 200% of the average daily trading volume of the common stock for the 10 trading days prior to the applicable put notice date multiplied by the average of the three daily closing bid prices immediately preceding the put notice date. Dutchess's obligation to purchase shares of Wherify's common stock is subject to certain conditions, including Wherify obtaining an effective registration statement for shares of common stock to be sold under the Investment Agreement.

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

Wherify's auditor has included a going concern paragraph in its latest audit report and has reported that Wherify has suffered net operating losses in the past two fiscal years and has significant working capital deficits that raise substantial doubt about the Company's ability to continue as a going concern.

1. Introduction

On July 21, 2005, Wherify California, Inc., a California corporation (formerly known as Wherify Wireless, Inc.) ("Wherify California") was merged with a special purpose subsidiary of Wherify (formerly known as IQ Biometrix, Inc.). As a result of the merger, Wherify California became a wholly owned subsidiary of Wherify. Accordingly, our current business operations include the business operations of both Wherify California and Wherify, although as discussed below, the former business operations of Wherify, consisting primarily of the sale of FACES software and related services to law enforcement agencies and the security industry, is not expected to constitute a significant part of the ongoing business operations of the combined company.

The merger was treated as a reverse acquisition, pursuant to which Wherify California was treated as the acquirer of Wherify for financial reporting purposes. Consequently, following the consummation of the merger, the historical financial statements of Wherify California serve as the principal historical financial statements of the combined company.

Under applicable accounting rules, the purchase price of the acquisition (which is determined based on the percentage of the combined company held by the pre-merger Wherify stockholders and the stock price of the combined company) is allocated to identifiable tangible and intangible assets, and then the excess of the purchase price over the amounts allocated to these assets is allocated to goodwill. During the quarter ended December 31, 2005, the Company, with the assistance of an independent third party, completed the purchase price allocation and concluded that the value of the identifiable intangible assets was $2.2 million and the total amount of goodwill was $67.5 million. Following the finalization of the purchase price allocation, the Company concluded that the implied fair value of goodwill was $3.2 million resulting in an indicated impairment of $64.3 million, which was recorded by the Company in the quarter ended September 30, 2005. We will continue to review our intangible assets including goodwill periodically for possible impairment.

2. Future Business and Operations

We anticipate that our principal business activity on an ongoing basis will be the business of Wherify California, consisting primarily of the development and sale of wireless location products and services. The former business of Wherify, consisting primarily of the sale of security software and services, including facial composite software, to law enforcement agencies and the security industry, is not expected to constitute a significant part of the ongoing business operations of the combined company. Accordingly, historical financial information relating to the former business of Wherify is expected to have only minimal significance to the future business of the combined company.

3. Liquidity and Capital Resources

As of December 31, 2005, Wherify had cash and cash equivalents of approximately $1.2 million, restricted certificates of deposit of approximately $1.7 million, which are being utilized as collateral to support our obligations under a letter of credit related to our contract manufacturer, other current assets of approximately $0.2 million and current liabilities of approximately $10.7 million, including approximately $3.9 million in past due rent obligations. Wherify currently does not have any credit facility available to it, and has financed its operations to date primarily through the issuance of an aggregate of approximately 54 million shares. There is a "going concern" paragraph in Wherify's auditor's report dated August 24, 2005. In addition to our $35 million Investment Agreement (as discussed under “Recent Events”), we continue in the process of locating financing sources to meet our liquidity shortfall. Adequate funds may not be available on terms acceptable to us. If additional funds are raised through the issuance of equity securities, dilution to existing stockholders may result. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our financial position, results of operations and cash flows. We have no material commitments for capital expenditures and there are no anticipated material capital expenditures that are reasonably expected to have a material impact on us.

Even with financing, there can be no assurance that we will achieve profitability. Due to these factors, we believe that period-to-period comparisons of our results of operations are not necessarily a good indication of future performance. The results of' operations in some future periods may be below the expectations of analysts and investors.

We have worked out an arrangement with our landlord and are currently paying rent. We have entered into an agreement with the landlord that provides that we will begin paying back due rent as well as paying for certain back due expenses covered by the landlord. Under this agreement, upon achieving adequate financing, we will settle our debt with the landlord, which was approximately $3.9 million as of December 31, 2005. There is no guarantee that additional financing will be found to settle this obligation.

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

4. General

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

General and administrative expense includes general administrative, manufacturing, research and development, and sales and marketing expenses. General administrative expense consists primarily of salaries and related expenses for executive, finance, accounting, information technology, facilities, and human resources personnel. Research and development expense consists primarily of salaries and related personnel expense and expenses related to the design, development, testing and enhancement of products. Currently we are focusing attention on further development of our Wherifone product. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support, as well as costs associated with promotional activities and related travel expenses.

5. Results Of Operations for the Three Months Ended December 31, 2005

Quarter Ended December 31, 2005 Compared To Quarter Ended December 31, 2004

Net revenues for the quarter ended December 31, 2005 were $ 58,337 versus $(49,803) for the quarter ended December 31, 2004. Sales revenues in the current quarter were generated by the sales of FACES product. Sales revenues in the quarter ended December 31, 2004 were generated by the sales of the Wherify child locator watch. Wherify discontinued the sale of its child locator watch as of its fiscal year ended June 30, 2005.

Operating expenses for the quarter ended December 31, 2005 were $3.3 million versus $2.7 million for the quarter ended December 31, 2004.

General and administrative expenses, excluding rent expense payable to related party, increased by $0.3 million from $2.3 million in the quarter ended December 31, 2004 to $2.7 million in the quarter ended December 31, 2005. The increase in these expenses is due primarily to higher legal fees of $0.5 million due to costs associated with the merger, government filings and litigation costs, $0.3 million in higher investor relations costs, and $0.1 million in higher sales and marketing costs, partially offset by $0.3 million in lower research and development costs.

Amortization and depreciation expense increased by $0.2 million from $24,122 in the quarter ended December 31, 2004 to $0.3 million in the quarter ended December 31, 2005. The increase in these expenses is due to the amortization of the intangible asset that resulted from the merger of Wherify Wireless, Inc. and Wherify California, Inc.

6. Results Of Operations for the Six Months Ended December 31, 2005

Six months ended December 31, 2005 compared to six months ended December 31, 2004

Net revenues for the six months ended December 31, 2005 were $90,617. Sales Revenue in this period was generated by the sales of FACES. Sales Revenues for the six months ended December 31, 2004 were generated by the sales of the Wherify child locator watch. Wherify discontinued the sale of its child locator watch as of its fiscal year ended June 30, 2005.

Operating expenses for the six months ended December 31, 2005 were $70.5 million versus $3.9 million for the six months ended December 31, 2004. This is primarily due to recognizing a $64.3 million goodwill impairment as of September 30, 2005, as discussed in Footnote 4 - Goodwill.

General and administrative expenses, excluding rent expense payable to related party, increased by $1.9 million from $3.2 million in the six months December 31, 2004 to $5.1 million in the six months ended December 31, 2005. The increase in these expenses is due primarily to higher legal fees of $1.1 million due to costs associated with the merger, government filings and litigation costs, $0.3 million in higher investor relations costs, $0.2 million in higher patents and trademarks expenses, and $0.2 million in higher other administrative costs. Sales and marketing expenses also increased by $0.2 million.

Research, development and manufacturing expenses decreased by $0.7 million during the six months ending December 31, 2005 from $1.5 million in the six months ending December 31, 2004. Manufacturing expenses decreased by $0.9 million related to the Wherifone product, partially offset by higher engineering and manufacturing salaries that increased by $0.2 million during the six months ended December 31, 2005.

Amortization and depreciation expense increased by approximately $0.3 million from $47,144 in the six months ended December 31, 2004 to $0.4 million in the six months ended December 31, 2005. The increase in these expenses is due intangible asset that resulted from the merger of Wherify Wireless, Inc and Wherify California, Inc.

7. Recent Events

On February 9, 2006, Wherify entered into a $35 Million Investment Agreement with Dutchess Private Equities Fund, L.P. ("Dutchess"). Pursuant to the terms of the Investment Agreement, over the next two years Wherify may at its discretion periodically sell (or "put") to Dutchess shares of its common stock having an aggregate purchase price of up to $35 million. For each share of common stock sold under the Investment Agreement, Dutchess agreed to pay Wherify 95% of the lowest closing bid price of Wherify's common stock during the 5 trading days immediately following the applicable put notice date. Wherify may elect not to sell any shares to Dutchess at a price that is less than 95% of the closing bid price on the trading day immediately preceding the applicable put notice date.

Under the terms of the Investment Agreement Wherify may, every 7 trading days, sell to Dutchess common stock with a value equal to the greater of $500,000 or 200% of the average daily trading volume of the common stock for the 10 trading days prior to the applicable put notice date multiplied by the average of the three daily closing bid prices immediately preceding the put notice date. Dutchess's obligation to purchase shares of Wherify's common stock is subject to certain conditions, including Wherify obtaining an effective registration statement for shares of common stock to be sold under the Investment Agreement.

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

We Currently Lack Liquidity and Have Limited Revenues and Both Wherify and Wherify California Had Going-Concern Qualifications in Their Most Recent Audit Reports

As of December 31, 2005, Wherify had cash and cash equivalents of approximately $1.2 million, restricted certificates of deposit of approximately $1.7 million, which are being utilized as collateral to support our obligations under a letter of credit related to our contract manufacturer, other current assets of approximately $0.2 million and current liabilities of approximately $10.7 million, including approximately $3.9 million in past due rent obligations. As of January 31, 2006, Wherify had cash and cash equivalents of approximately $0.5 million and restricted certificates of deposit of approximately $1.5 million. There is a going concern paragraph in Wherify and Wherify California's most recent audit reports. Substantially all of our cash has been raised through capital raising transactions rather than operations. As we have limited revenues, we will need to raise additional working capital in the near future. There is no assurance that we will be able to raise additional working capital at all or on terms favorable to our stockholders or us. If we are unable to raise additional working capital, we will need to reduce our costs, which may require us to reduce operations, personnel and overhead, which would have an adverse effect on our business.

We Need To Raise Substantial Additional Capital, Which May Result In Substantial Dilution To Existing Stockholders.

In order to manufacture, distribute and sell our products and to execute on our business plan, we need substantial additional capital. We are currently considering possible sources of this additional capital, including raising capital through the issuance of equity securities. Although the exact amount we intend to raise has not yet been determined, we are contemplating an amount in excess of $20 million. There can be no assurance that we will be able to raise sufficient additional capital at all or on terms favorable to our stockholders or us. If we issue equity securities in order to raise additional capital in the amounts currently contemplated, the stockholders will experience immediate and substantial dilution in their ownership percentage of the company. In addition, to raise the capital we need, we may need to issue additional shares at a discount to the current market price. If the terms of such financings are unfavorable to us or our stockholders, the stockholders may experience substantial dilution and/or a significant decrease in the value of their stock. In addition, any new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise funds on acceptable terms, we may not be able to develop, market or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements all of which could have a material adverse effect on us.

The Release of Shares From Lock-ups and the Potential Sale of a Significant Number of Shares May Significantly Negatively Affect Our Stock Price.

The former stockholders of Wherify California own approximately 80% of our stock calculated on a fully diluted basis. Approximately 30% of these shares are subject to lock-up agreements that are scheduled to expire on July 21, 2006. If these stockholders attempt to sell a significant portion of their shares shortly after such shares are released from the lock-ups, or if we release a significant portion of the stockholders from their obligations under the lock-up agreements prior to the expiration of the relevant lock-up periods, our stock price could be significantly negatively affected.

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

Fluctuations In Our Business And Operating Results May Materially And Adversely Affect The Trading Price Of Our Common Stock.

We expect that our operating results will fluctuate in the future due to a number of factors many of which are outside of our control. These factors include the following:

●	Overall demand for our products;

●	Our ability to attract new customers at a steady rate;

●	The rate at which we or our competitors introduce new products, the rate at which these products acquire market acceptance, and the cost required to develop these products;

●	Technical defects in our products that could delay product shipments or increase the costs of introducing new products;

●	Changes in the pricing of our products or those of our competitors;

●	The amount and timing of capital expenditures and other costs relating to the expansion of our operations;

●	Costs relating to our marketing programs and our business in general;

●	General economic conditions; and

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

In addition, third parties may at some point claim certain aspects of our business infringe their intellectual property rights. While we are not currently subject to nor is aware of any such claim, any future claim (with or without merit) could result in one or more of the following:

●	Significant litigation costs;

●	Diversion of resources, including the attention of management;

●	Our agreement to pay certain royalty and/or licensing fees; and

●	Cessation of our rights to use, market, or distribute such technology.

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. Any parties asserting that our products infringe upon their proprietary rights would force us to defend ourselves and possibly our customers or manufacturers against the alleged infringement. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of proprietary rights. These lawsuits, regardless of their merits, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

●	Stop selling, incorporating or using our products that use the challenged intellectual property;

●	Obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or

●	Redesign those products that use such technology.

If we are forced to take any of the foregoing actions, our business and prospects may be seriously harmed.

We Currently Depend Upon One Manufacturer For Our Principal Product And If We Encounter Problems With This Manufacturer There Is No Assurance That We Could Obtain Products From Other Manufacturers Without Significant Disruptions To Our Business.

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

In addition, third parties may at some point claim certain aspects of our business infringe their intellectual property rights. While we are not currently subject to nor are aware of any such claim, any future claim (with or without merit) could result in one or more of the following:

●	Significant litigation costs;

●	Diversion of resources, including the attention of management;

●	Our agreement to pay certain royalty and/or licensing fees; and

●	Cessation of our rights to use, market, or distribute such technology.

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

Our Common Stock Has A Limited And Volatile Trading History.

Our common stock trades in the United States on the Over-the-Counter Electronic Bulletin Board (OTCBB). The number of shares traded daily has been extremely limited and the prices at which Wherify's common stock has traded have fluctuated fairly widely. There can be no assurance as to the prices at which our common stock will trade in the future, although they may continue to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the following:

●	The depth and liquidity of the markets for our common stock;

●	Investor perception of us and the industry in which we operates;

●	General economic and market conditions; and

●	The effect that of any of the events highlighted in these Risk Factors may have on our business should they occur.

We Have The Ability And The Obligation To Issue Additional Shares Of Common Stock In The Future, And Such Future Issuance May Materially Adversely Affect Stockholders.

Wherify has various abilities and obligations to issue additional shares of common stock in the future. These abilities and obligations include the following as of December 31, 2005:

●	Options to purchase approximately 5.3 million shares of our common stock; and

●	Warrants and convertible debt to purchase or acquire approximately 1.1 million shares of our common stock.

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

Item 3. Controls and Procedures

Wherify maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e) promulgated under the Securities Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Subsequent to June 30, 2005, we took actions to improve our internal controls in an effort to remediate these deficiencies. These actions included implementing certain of the controls and procedures used at Wherify California and improving the supervision and training of our accounting staff. However, management has been unable to determine that the actions taken have been sufficient to ensure that our disclosure controls and procedures are adequate

As of December 31, 2005, Wherify carried out an evaluation, under the supervision and with the participation of its management, including its Chief Financial Officer, of the effectiveness of the design and operation of Wherify's disclosure controls and procedures. Based upon the foregoing, Wherify's Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, the disclosure controls and procedures of Wherify were not effective to ensure that the information required to be disclosed in Wherify's Securities Exchange Act reports was recorded, processed, summarized and reported on a timely basis. Our management and directors will continue to work with our auditors and other outside advisors to make sure that we have controls and procedures that are adequate and effective.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Venture Corporation Limited, a Singapore Corporation v. Wherify Wireless, Inc, a California Corporation

On October 15, 2004, Venture Corporation Limited, a Singapore corporation ("Venture"), filed suit against Wherify California, in the United States District Court, Central District of California. The complaint sought approximately $5 million in damages for breach of contract, fraud and common counts alleging that Wherify California failed to pay certain amounts owed for the manufacture of the children's model personal locater ("CM1"). Wherify California answered Venture's complaint on November 16, 2004 and filed a cross-complaint alleging that Venture failed to timely deliver conforming goods. Wherify's cross-complaint sought damages in excess of $90 million. A mediation between the parties ended without a resolution.

A court trial concluded on November 4, 2005, and on December 27, 2005 the District Court's judgment awarding Venture $1.2 million in damages was entered. As a result, on January 11, 2006, Wherify filed post-judgment motions seeking: (1) to alter/amend the judgment or make additional findings of fact; (2) for a new trial; and (3) for relief from judgment. In addition, on January 26, 2006, a Notice of Appeal was filed with the United States Court of Appeals for the Ninth Circuit.

Lariviere, et al. v. I.Q. Biometrix, Inc., a Delaware Corporation, et al.

On August 5, 2005, plaintiffs Sylvie Lariviere, Robert Rios, Toni Lange, Fernand Beland, Frederic Serre and Roland Vroye, filed their first amended complaint against I.Q. Biometrix, Inc., a Delaware corporation, in Fresno County Superior Court, State of California. Plaintiffs' complaint alleges causes of action for breach of contract and fraud for a failure to issue stock options pursuant to an alleged oral and/or written agreement. The complaint seeks to recover damages, including punitive damages, and/or an award of stock options. On October 25, 2005, Wherify demurred on behalf of itself, Greg Micek and William Scigliano and on January 4, 2005, the demurrer was sustained on several grounds. This matter has been set for trial on January 18, 2007.

Zoltar Satellite Systems, Inc. v. Wherify California, Inc.

On June 2005, Zoltar Satellite Systems, Inc., a Delaware corporation, filed suit in the United States District Court, Eastern District of Texas alleging that Wherify California and ten other named defendants, including LG Electronics, Inc., Motorola, Inc., Sanyo Electric Co., Ltd. and Sprint Corporation, infringed certain patents as a result of the manufacture, use, sale and/or offer for sale of cellular telephones equipped with emergency location determination technology. On September 29, 2005, Zoltar voluntarily dismissed its claims against Wherify California without prejudice.

William Prevost v. Wherify

On September 15, 2005, William Prevost, the former CEO of Wherify, filed suit in San Mateo County Superior Court, State of California against Wherify and Timothy Neher. Prevost alleges that Wherify failed to pay him the sum of $45,000 pursuant to a March 7, 2002 severance agreement. In addition, the plaintiff claims Wherify improperly and in bad faith failed to issue him a new unrestricted certificate for approximately 44,717 shares of common stock. The complaint seeks to recover consequential and punitive damages as well as declaratory relief for plaintiff's claims.

On January 19, 2006, the Company issued a check in the amount of $50,000 to Mr. Prevost. The parties continue to meet and confer in an effort to resolve this matter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended December 31, 2005, Wherify issued 135,000 shares of common stock to Liviakis Financial Communications, Inc. and 50,000 shares of common stock to Redwood Consultants, LLC. The Company issued these shares pursuant to Section 4(2) of the Securities Act of 1933, as amended, and the rules promulgated thereunder, in consideration for services rendered.

During the period from November 9-14, 2005, Wherify issued 1,801,002 shares of common stock to various accredited investors for an aggregate consideration of $2.7 million. The Company issued these shares pursuant to Section 4(2) of the Securities Act, as amended, and the rules promulgated thereunder. The proceeds from this transaction were used for working capital purposes.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits

Exhibit No.	Description

31. 1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (+)
31. 2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (+)
32. 1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (+)
32. 2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (+)

(+) Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
WHERIFY WIRELESS, INC.

February 14, 2006	/s/ Timothy Neher Timothy Neher, Chief Executive Officer (Principal Executive Officer)

February 14, 2006	/s/ Mark Gitter Mark Gitter, Chief Financial Officer, Treasurer (Principal Accounting Officer)