Form 10QSB/A
period 2005-09-30
WHERIFY WIRELESS INC
filed 2006-02-16
CIK 1051902

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

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

                             WHERIFY WIRELESS, INC.
                                  FORM 10-QSB/A
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005


                                EXPLANATORY NOTE
                                ----------------


This quarterly report on Form 10-QSB/A ("Form 10-QSB/A") is being filed to amend our quarterly report on Form 10-QSB for the quarter ended September 30, 2005 (the "Original Form 10-QSB"), which was originally filed with the Securities and Exchange Commission ("SEC") on November 15, 2005. Accordingly, pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-QSB/A contains complete text of Items 1, 2 and 3 of Part I and Item 6 of Part II, as amended, as well as currently dated certifications from the Principal Executive Officer and the Principal Financial Officer.

In connection with the Company's preparation of its unaudited interim financial statements for the three and six months periods ended December 31, 2005, the Company discovered a misstatement in its unaudited interim financial statements for the three month period ended September 30, 2005. This misstatement, which arose out of a clerical error, related to the accounting for a $12,467,059 deemed dividend on preferred stock. As a result of correcting this error, the Company's reported net loss for the quarter decreased by $12,467,059 to a restated net loss of $67,046,645 or ($1.55) per share versus the reported net loss of $79,513,704 or ($1.84) per share. Because of the misstatement, the Company's unaudited interim financial statements for the three months ended September 30, 2005 are being restated to correct this misstatement.

The amendments contained herein reflect changes resulting from correction of the misstatement described above. We have not updated the information contained herein for events occurring subsequent to November 15, 2005, the filing date of the Original Form 10-QSB, except to reflect the restatement for the period indicated above. We recommend that this report be read in conjunction with our reports filed subsequent to November 15, 2005.

                             WHERIFY WIRELESS, INC.
                                  FORM 10-QSB/A
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                              Page

    Item 1.   Financial Statements............................................3

              Balance Sheet as of September 30, 2005 (Unaudited)..............3

              Statements of Operations for the three months
              ended September 30, 2005 and 2004 (Unaudited) (Restated)........4

              Statements of Cash Flows for the three months ended
              September 30, 2005 and 2004 (Unaudited).........................5

              Notes to Financial Statements (Unaudited).......................6

    Item 2.   Management's Discussion and Analysis or Plan of Operation.......9

    Item 3.   Controls and Procedures........................................25

PART II. OTHER INFORMATION

    Item 6.   Exhibits.......................................................26

    Signatures...............................................................26

EXHIBITS.....................................................................27

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


                             Wherify Wireless, Inc.
                             Statement of Operations
                 Three Months Ended September 30, 2005 and 2004
                                   Unaudited

                                                                   Three Months September 30,
                                                              2005           2005            2004
                                                         (As Restated)   (As Reported)
                                                         ------------    ------------    ------------
REVENUES:
    Sales Revenue                                        $     36,634     $     36,634    $         --
    Cost of Goods Sold                                          3,356            3,356              --
                                                         ------------     ------------    ------------
        NET REVENUES                                           33,278           33,278              --


    Goodwill impairment                                    64,308,022       64,308,022              --
    General and administrative                              2,334,425        2,334,425       1,213,432
    Rent expense payable to related party                     228,486          228,486              --
    Amortization and depreciation                             185,188          185,188          23,022
                                                         ------------     ------------    ------------
        TOTAL OPERATING EXPENSES                           67,056,121       67,056,121       1,236,454
                                                         ------------     ------------    ------------
    OPERATING LOSS                                        (67,022,843)     (67,022,843)     (1,236,454)

OTHER INCOME (EXPENSE)
    Interest expense                                           (6,583)          (6,583)         (9,123)
    Interest and other income                                  25,711           25,711          10,127
    State income tax                                               --               --          (3,232)
                                                         ------------     ------------    ------------
NET LOSS FROM CONTINUING OPERATIONS                       (67,003,715)     (67,003,715)     (1,238,682)


    (Loss) income from operations of discontinued segment     (42,930)         (42,930)         42,813
Deemed dividend on preferred stock                                 --       12,467,059              --
                                                         ------------     ------------    ------------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS             $(67,046,645)    $(79,513,704)   $ (1,195,869)
                                                         ============     ============    ============

Basic and diluted net loss per share                     $      (1.55)    $      (1.55)   $      (0.05)
  from continuing operations
Basic and diluted net (loss) income per share            $      (0.00)    $      (0.00)   $       0.00
  from discontinued operations
Basic and diluted net loss per share                     $      (1.55)    $      (1.84)   $      (0.05)
  attributable to common shareholders
Weighted average number of shares outstanding              43,279,529       43,279,529      25,246,699


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

NOTE 2 - RESTATEMENT

In connection with the Company's preparation of its unaudited interim financial statements for the three and six months periods ended December 31, 2005, the Company discovered a misstatement in its unaudited interim financial statements for the three month period ended September 30, 2005. This misstatement, which arose out of a clerical error, related to the accounting for a $12,467,059 deemed dividend on preferred stock. As a result of correcting this error, the Company's reported net loss for the quarter decreased by $12,467,059 to a restated net loss of $67,046,645 or ($1.55) per share versus the reported net loss of $79,513,704 or ($1.84) per share. Because of this misstatement, the Company's unaudited interim financial statements for the three months ended September 30, 2005 are being restated to correct this misstatement.

NOTE 3 - RESTATEMENT OF STOCK-BASED COMPENSATION

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


                                    Three Months Ended
                                        September 30,
                             2005          2005            2004
                        (As Restated)  (As Reported)
                        ------------   ------------    -----------
Net loss as reported    $(67,046,645)  $(79,513,704)   $(1,195,869)
Less: option expense
    Under fair value
    method                   (99,694)       (99,694)      (284,583)
                        ------------   ------------    -----------

Pro forma net loss      $(67,146,399)  $(79,613,398)   $(1,480,407)
Basic and diluted net
loss per common share:

    As reported         $      (1.55)  $      (1.84)   $      (.05)
    Pro forma           $      (1.55)  $      (1.84)   $      (.06)


NOTE 4 - BUSINESS COMBINATION

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

NOTE 5 - GOODWILL

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

NOTE 6 - DISCONTINUED OPERATIONS

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

NOTE 7 - EQUITY

During the quarter ended September 30, 2005, the Company issued 43,138 shares of common stock in exchange for $200,000 of convertible debt securities. In addition, the Company issued 106,250 shares of common stock for options and warrants exercised during the quarter and received cash proceeds of $272,000.

In connection with the business combination discussed in Note 4, the Company issued 41,893,897 shares of common stock in exchange for all of the outstanding preferred and common shares of Wherify California.

NOTE 8 - INVENTORY

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

Subsequent to June 30, 2005, we took actions to improve our internal controls in an effort to remediate these deficiencies. These actions included implementing certain of the controls and procedures used at Wherify California and improving the supervision and training of our accounting staff. However, management has been unable to determine that the actions taken have been sufficient to ensure that our disclosure controls and procedures are adequate.

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

On February 13, 2006, our management and the Audit Committee of the Board of Directors concluded that a misstatement had occurred on our previously reported unaudited interim financial statements for the three month period ended September 30, 2005, which resulted in the restatement of the unaudited interim financial statements for the quarter ended September 30, 2005, as described in
Note 2 to the Notes to Financial Statements, and which affected Part 1, Items 1, 2 and 3 of this Form 10-QSB/A. In response to the identified weaknesses, the Company intends to redesign and take steps to strengthen its disclosure controls and procedures and internal control to prevent the recurrence of the circumstances that resulted in its determination to restate the financial statements. To correct the identified weaknesses in disclosure controls and procedures and internal controls, management, in consultation with its outside auditors, will design and implement those procedures deemed necessary to correct these identified weaknesses as promptly as possible.

PART II. OTHER INFORMATION

Item 6. Exhibits.

  Exhibit No.     Description
  -----------     -----------

     10.1 International Supply And Distribution Agreement between Wherify and American Network Computadores, is incorporated herein by reference from Wherify's Registration Statement on Form SB-2 (SEC File No. 333-122710) filed September 13, 2005.

     31.1 Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (+)

     31.2 Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (+)

     32.1         Chief Executive Officer Certification Pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (+)

     32.2         Chief Financial Officer Certification Pursuant to 18 U.S.C.
                  Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (+)

-------------------------------
(+) Filed herewith


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


February 16, 2006                /s/ Timothy Neher
                                  ----------------------------------------------
                                 Timothy Neher, Chief Executive Officer
                                 (Principal Executive Officer)

February 16, 2006                /s/ Mark Gitter
                                 ----------------------------------------------
                                 Mark Gitter, Chief Financial Officer, Treasurer
                                 (Principal Accounting Officer)