Form 10QSB
period 2006-03-31
WHERIFY WIRELESS INC
filed 2006-05-15
CIK 1051902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission File Number: 0-24001

WHERIFY WIRELESS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	76-0552098
(State of incorporation)	(IRS Employer Identification No.)

2000 Bridge Parkway, Suite 201, Redwood Shores, CA	94065
(Address of principal executive offices)	(Zip Code)

650-551-5200
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

Yes:  ☐  No:  ☒

Applicable Only to Corporate Issuers:

As of May 8, 2006, there were 55,281,233 shares of common stock, $0.01 par value, outstanding.

Transitional Small Business Disclosure Format  ☐  Yes     ☒   No

WHERIFY WIRELESS, INC.
FORM 10-QSB
FOR THE QUARTER ENDED MARCH 31, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Wherify Wireless, Inc.
Condensed Balance Sheet
March 31, 2006
Unaudited

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,830,894
Restricted certificates of deposit	1,307,595
Prepaid expenses	80,602
Accounts receivable	8,275
Inventory	53,242
Other current assets	75,698
TOTAL CURRENT ASSETS	5,356,306
Goodwill	3,222,000
Intangible assets, net of accumulated amortization of $508,949	1,684,051
Property and equipment, net of accumulated depreciation of $1,249,705	442,699
Other non-current asset	543,200
TOTAL ASSETS	$11,248,256
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$2,230,291
Accounts payable - related party	3,710,596
Accrued liabilities	797,934
Accounts payable related to discontinued operating segment	2,606,514
Note payable	1,000,000
Current maturities of convertible debentures	1,194,643
Fair value of derivatives	8,412,947
TOTAL CURRENT LIABILITIES	19,952,925
STOCKHOLDERS' DEFICIT
Common stock, $0.01 par value, 100,000,000 shares authorized; 55,196,914 shares issued and outstanding	551,969
Additional paid-in capital	124,125,454
Accumulated deficit	(133,382,092)
TOTAL STOCKHOLDERS' DEFICIT	(8,704,669)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$11,248,256

See accompanying notes to financial statements.

Wherify Wireless, Inc.
Condensed Statement of Operations
Three Months Ended March 31, 2006 and 2005
Unaudited

	ThreeMonths Ended March31, 2006	ThreeMonths Ended March31, 2005
REVENUES:
Sales Revenue	$25,181	$–
Cost of Goods Sold	4,909	–
NET REVENUES	20,272	–
OPERATING EXPENSES:
General and administrative	2,010,999	3,631,721
Rent expense	353,004	–
Rent expense payable to related party	–	342,497
Amortization and depreciation	230,088	30,769
TOTAL OPERATING EXPENSES	2,594,091	4,004,987
OPERATING LOSS	(2,573,819)	(4,004,987)
OTHER INCOME (EXPENSE)
Charge for fair value of derivatives	(4,974,890)	–
Interest and other expense	(96,817)	(90,088)
Interest and other income	8,633	37,090
NET LOSS FROM CONTINUING OPERATIONS	(7,636,893)	(4,057,985)
DISCONTINUED OPERATIONS
Loss from operations of discontinued segment	–	(42,813)
NET LOSS	(7,636,893)	(4,100,798)
Deemed dividend on preferred stock	–	(13,067,000)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(7,636,893)	$(17,167,798)
Basic and diluted net loss per share from continuing operations	$(0.14)	$(1.37)
Basic and diluted net loss per share from discontinued operations	$–	$(0.01)
Basic and diluted net loss per share attributable to common shareholders	$(0.14)	$(5.81)
Weighted average number of shares outstanding	54,967,410	2,955,726

See accompanying notes to financial statements.

Wherify Wireless, Inc.
Condensed Statement of Operations
Nine Months Ended March 31, 2006 and 2005
Unaudited

	Nine Months Ended March 31, 2006	NineMonths Ended March 31, 2005
REVENUES:
Sales Revenue	$125,180	$–
Cost of Goods Sold	14,292	–
NET REVENUES	110,888	–
OPERATING EXPENSES:
Goodwill impairment	64,308,022	–
General and administrative	7,203,638	6,796,210
Rent expense	1,038,461	–
Rent expense payable to related party	–	1,027,491
Amortization and depreciation	645,252	77,849
TOTAL OPERATING EXPENSES	73,195,373	7,901,550
OPERATING LOSS	(73,084,485)	(7,901,550)
OTHER INCOME (EXPENSE)
Charge for fair value of derivatives	(4,974,890)	–
Interest and other expense	(106,559)	(115,823)
Interest and other income	54,273	53,820
NET LOSS FROM CONTINUING OPERATIONS	(78,111,661)	(7,963,553)
DISCONTINUED OPERATIONS
Loss from operations of discontinued segment	(85,860)	(128,439)
NET LOSS	(78,197,521)	(8,091,992)
Deemed dividend on preferred stock	–	(13,067,000)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(78,197,521)	$(21,158,992)
Basic and diluted net loss per share from continuing operations	$(1.53)	$(2.69)
Basic and diluted net loss per share from discontinued operations	$(0.00)	$(2.74)
Basic and diluted net loss per share attributable to common shareholders	$(1.53)	$(7.16)
Weighted average number of shares outstanding	51,144,265	2,955,726

See accompanying notes to financial statements.

Wherify Wireless, Inc.
Condensed Statements of Cash Flows
Unaudited

	Nine Months Ended March 31, 2006	Nine Months Ended March 31, 2005
NET CASH USED IN OPERATING ACTIVITIES	$(8,386,470)	$(6,979,628)
INVESTING ACTIVITIES:
Decrease (Increase) in restricted certificates of deposit	1,141,706	(834,683
Purchase of property and equipment	(102,230)	(246,074)
Loan to another entity	–	(100,000)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,039,476	(1,180,757)
FINANCING ACTIVITIES:
Proceeds from convertible debenture, net	4,585,000	–
Proceeds from note payable	1,000,000	–
Proceeds from issuance of common stock	4,384,799	–
Proceeds from issuance of convertible preferred stock, net	–	13,041,681
Proceeds from issuance of preferred stock	–	2,182,553
NET CASH PROVIDED BY FINANCING ACTIVITIES	9,969,799	15,224,234
CHANGE IN CASH AND CASH EQUIVALENTS	2,622,805	7,063,849
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,208,089	916,315
CASH AND CASH EQUIVALENTS - END OF PERIOD	$3,830,894	$7,980,164

See accompanying notes to financial statements

WHERIFY WIRELESS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Wherify Wireless, Inc. (" Wherify " or the " Company " ) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ( " SEC " ). These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in Wherify ' s Annual Report filed with the SEC on Form 10-KSB for the year ended June 30, 2005. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. We have omitted notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the year ended June 30, 2005 as reported in the Form 10-KSB.

NOTE 2 - STOCK-BASED COMPENSATION

Prior to January 1, 2006 we accounted for stock based compensation under Statement of Financial Accounting Standards No. 123 Accounting for Stock−Based Compensation (FAS 123). As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Effective January 1, 2006, the Company has adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share−Based Payment (FAS 123R) and applied the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified−prospective transition method. Prior periods were not restated to reflect the impact of adopting the new standard. As a result of the adoption of FAS 123R, stock−based compensation expense recognized during the quarter ended March 31, 2006 includes compensation expense for all share−based payments granted on or prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and compensation cost for all share−based payments granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R.

APB 25 did not require any compensation expense to be recorded in the financial statements if the exercise price of the award was not less than the market price on the date of grant. Since all options granted by the Company had exercise prices equal or greater than the market price on the date of grant, no compensation expense was recognized for stock option grants prior to January 1, 2006.

During the quarter ended March 31, 2006, the Company recognized stock−based compensation expenses of $0.3 million related to outstanding stock options according to the provisions of FAS 123R, using the modified−prospective transition method.

Prior to the adoption of FAS 123R and for the nine months ended December 31, 20056, no tax benefits from the exercise of stock options has been recognized. Any future excess tax benefits derived from the exercise of stock options will be recorded prospectively and reported as cash flows from financing activities in accordance with FAS 123R.

The Company did not grant any options to purchase common stock to employees in the nine months ending March 31, 2005, and therefore no expense was recorded under the intrinsic value method for the nine months ending March 31, 2005. During the nine months ended March 31, 2005, third party consultants were issued options to purchase 27,500 shares of common stock with a five year life and exercise prices of $0.98 and $4.80 per share. Total non-cash expense of $112,127 based on fair value using the Black-Scholes method was recorded as of March 31, 2005.

During the nine months ended March 31, 2005,the risk free interest rate used in the Black−Scholes option pricing model (the Model) was 3.5%. The expected volatility used in the model was 0.01%.

A summary of the options issued by the Company for the three months ended March 31, 2006 is as follows:

	Options	Weighted− Average Exercise Price per Share	Weighted− Average Remaining Expected Term (in years)	Weighted− Average Aggregate Intrinsic Value

Outstanding on December 31, 2005	4,930,592	$0.75	2.7	$0
Granted	535,000	$1.51	3.9	$0
Exercised	19,375	$1.50
Forfeited/Canceled	32,263	$6.00
Outstanding on March 31, 2006	5,413,954	$0.69	2.5	$0
Exercisable on March 31, 2006	2,762,670	$0.51		$0

The weighted−average grant−date fair value during the three months ended March 31, 2006 and March 31, 2005 was $0.68/share and $0/share, respectively. Additionally, 51,638 and 0 options were exercised and 283,107 and 197,280 options vested during the periods ended March 31, 2006 and March 31, 2005, respectively. The unrecognized share based compensation cost related to stock option expense at March 31, 2006 is $4,376,176 and will be recognized over a weighted average of 3.9 years.

In accordance with APB 25, the Company recorded compensation expense for restricted stock awards based on the fair market value on the date of grant. The fair value was recorded as deferred compensation in a separate component of shareholders' equity and expensed over the vesting period. In accordance with FAS 123R, during the quarter ended March 31, 2006, the deferred compensation balance of approximately $0.6 million was reclassified to additional paid−in−capital.

NOTE 3 - BUSINESS COMBINATION

On July 21, 2005, Wherify (formerly IQ Biometrix, Inc.) merged with Wherify California, Inc. ( " Wherify California " ). Pursuant to the terms of the Agreement and Plan of Merger, Wherify issued 41,893,797 shares of common stock in exchange for all of the outstanding common and preferred shares of Wherify California.

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

Assuming the merger occurred on July 1, 2005, the Company ' s pro-forma revenues and net income would not differ materially from the actual amounts reported in the Statement of Operations. The following table presents unaudited pro-forma information for the three and nine months ended March 31, 2005, as if the merger had occurred on July 1, 2004.

(in $ thousands except Loss Per Share amounts)

Three Months ended March 31, 2005:

	As Reported	Pro- Forma

Revenues	$0	$126

Net Loss	($4,101)	($13,095)

Loss Per Share	($1.39)	($.24)

Nine Months ended March 31, 2005:

	As Reported	Pro- Forma

Revenues	$0	$396

Net Loss	($8,092)	($16,789)

Loss Per Share	($2.74)	($0.52)

NOTE 4 - GOODWILL

The Company periodically reviews its goodwill for impairment. If the fair market value of the goodwill is deemed to be less than the carrying value, the difference is recorded in the Statement of Operations as an expense.

With the assistance of a third party, the Company concluded that the implied fair market value of the goodwill was $3,222,000 as of September 30, 2005. Therefore, an impairment of $64,308,022 was recorded during the quarter. When estimating the fair market value, the Company used an income approach that was based on pro-forma financial projections for fiscal years 2006 through 2008, discounted at a rate of 29.2%. The calculation of the projections and the discount rate includes numerous assumptions made by management. If actual results of operations are worse than projected or the Company's market outlook changes, the Company could have additional impairments of goodwill and identified intangible assets in future periods, which, in turn, could have a material adverse effect on the Company's results of operations. As of March 31, 2006, goodwill remained at $3,222,000.

NOTE 5 - DISCONTINUED OPERATIONS

During the quarter ended June 30, 2005, Wherify California discontinued the sale of its product line that consisted of wristwatches with GPS functionality. All revenues and expenses relating this product line have been classified in the Statement of Operations as loss from operations of discontinued segment. In addition, the accounts payable relating to this product has been segregated on the balance sheet.

NOTE 6 - EQUITY

During the nine months ended March 31, 2006, the Company issued 255,000 shares of common stock in exchange for investor services. In addition, the Company issued 244,862 shares of common stock for options exercised during the quarter and received cash proceeds of $108,360. The Company issued 276,595 shares of common stock as a commitment fee in accordance with the Standby Equity Distribution Agreement with Cornell Capital Partners, LP and 7,092 shares of common stock as a place agent fee related to the Standby Equity Distribution Agreement.

NOTE 7 - INVENTORY

The Company recognizes impairment losses on its inventory when there is evidence that the value of the goods will be less than the costs. During the year ended June 30, 2005, the Company contracted with an external party to manufacture 15,000 units of its Wherifone product. When the Company executed the agreement, a successful prototype of the product had not yet been developed, and the limited marketing campaigns conducted to that point had not yet indicated that the product would have a resale value. Due to the substantial doubts regarding the prototype product's functionality and salability, the Company recognized an impairment of approximately $2.1 million during the year ended June 30, 2005. (The impairment was included as part of research and development expenses.) Since that time, the Company has concluded that the product can be manufactured successfully and sold at or above cost.

NOTE 8 - NOTE PAYABLE

During February 2006, the Company borrowed $1,000,000 from a related party to finance ongoing operating costs. The unsecured loan carries an interest rate of 7.5% per annum and is payable upon demand any time after August 22, 2006.

NOTE 9 - CONVERTIBLE DEBENTURES AND WARRANTS LIABILITY

On January 11, 2005 the Company sold convertible debentures and warrants to qualified institutional investors, and a limited number of accredited individual and institutional investors, for gross proceeds of $3,300,000. The convertible debentures bore an interest rate of 5% per annum (the January Debentures). The warrants are exercisable over a five year term for 825,000 shares of common stock at an exercise price of $2.70 per share and included a rachet down provision in the event of an anti-dilutive adjustments (the Warrants). At its inception, we recorded a beneficial conversion feature on the January Debentures and Warrants in the amount of $3,505,000 accounted for as a note discount to be amortized over the life of the loan.

Following the March 2006 issuance of $5 million of secured convertible debentures, as discussed below, and by application of anti−dilution provisions, the exercise price of the Warrants was reduced to $2.6053 per share, and the number of warrants shares is unchanged.

On March 10, 2006, we sold secured convertible debentures and warrants for gross proceeds of $2,500,000. The secured convertible debentures have an aggregate principal amount of $2,500,000 and are convertible into 1,785,714 shares of our common stock, based upon an initial conversion price of $1.40 per share, which is subject to anti−dilution adjustments. The warrants are exercisable for 1,250,000 shares of our common stock over a five-year period with an initial exercise price of $2.00 per share. On March 14, 2006, we sold secured convertible debentures and warrants for gross proceeds of $2,500,000. The secured convertible debentures have an aggregate principal amount of $2,500,000 and are convertible into 1,785,714 shares of our common stock, based upon an initial conversion price of $1.40 per share, which is subject to anti−dilution adjustments. The warrants are exercisable for 1,250,000 shares of our common stock over a five-year period with an initial exercise price of $2.25 per share. The exercise prices of the warrants are subject to anti−dilution adjustments. We agreed to register the resale of the shares of common stock issuable upon conversion of the aforementioned secured convertible debentures and exercise of the warrants. The registration rights agreement contains a liquidated damages provision that has been determined to be uneconomic.

As a result, we have determined that the conversion feature of the secured convertible debentures and the warrants issued with the secured convertible debentures are embedded derivative instruments pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Under the provisions of EITF Issue No. 00−19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the accounting treatment of these derivative financial instruments requires that the Company record the derivatives at their fair values as of the inception date of the note agreements and at fair value as of each subsequent balance sheet date as a liability. Any change in fair value is recorded as non−operating, non−cash income or expense at each balance sheet date. The Company estimates fair value using the Black−Scholes option pricing model. This model requires the use of estimates such as the expected holding period, the expected future volatility of the company's common stock and the risk−free rate of return over the holding period. These estimates directly affect the reported amounts of the derivative instrument liabilities. At March 31, 2006, the Company estimated the fair value of the conversion feature and warrant liability and related expense at $8.4 million

Item 2. Management's Discussion and Analysis

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

The auditor for Wherify and its wholly-owned subsidiary, Wherify California, Inc., has included going concern paragraphs in the audit reports for the respective companies for the fiscal years ended June 30, 2004 and 2005, and has reported that both companies have suffered net operating losses in the past two fiscal years and have significant working capital deficits that raise substantial doubt about the Company's ability to continue as a going concern.

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

Under applicable accounting rules, the purchase price of the acquisition (which is determined based on the percentage of the combined company held by the pre-merger Wherify stockholders and the stock price of the combined company) is allocated to identifiable tangible and intangible assets, and then the excess of the purchase price over the amounts allocated to these assets is allocated to goodwill. During the quarter ended September 30, 2005, the Company, with the assistance of an independent third party, completed the purchase price allocation and concluded that the value of the identifiable intangible assets was $2.2 million and the total amount of goodwill was $67.5 million. Following the finalization of the purchase price allocation, the Company concluded that the implied fair value of goodwill was $3.2 million resulting in an indicated impairment of $64.3 million, which was recorded by the Company in the quarter ended September 30, 2005. We will continue to review our intangible assets including goodwill periodically for possible impairment.

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

3. Liquidity and Capital Resources

We have incurred operating losses from continuing operations, excluding goodwill impairment, of approximately $8.8 million during the nine months ended March 31, 2006 and $7.9 million during the nine months ended March 31, 2005. For the nine months ended March 31, 2006 net losses from continuing operations, excluding goodwill impairment, were $13.8 million and $8.0 million during the comparable nine months ended March 31, 2005. Net cash used for operating activities during the nine months ended March 31, 2006 was $8.4 million and $7.0 million was used during the comparable nine months ended March 31, 2005. We have an accumulated deficit of $133.4 million as of March 31, 2006. These conditions, among others, raise questions about our ability to fund our cash requirements from operations in the future or to continue operations as a going-concern.

As of March 31, 2006, Wherify had cash and cash equivalents of approximately $3.8 million, restricted certificates of deposit of approximately $1.3 million which were being utilized as collateral to support our obligations under a letter of credit related to our contract manufacturer, other current assets of approximately $0.2 million and current liabilities, excluding the non-cash portion of fair value of derivatives, of approximately $11.6 million, including approximately $3.7 million in past due rent obligations to our former landlord. Wherify also has a liability related to the non-current payable portion of the convertible debenture of approximately $3.3 million The increase in cash and cash equivalents during the nine months ended March 31, 2006 is primarily due to receiving net proceeds of approximately $4.3 million from a private placement of common stock and warrants, receiving net proceeds of approximately $4.6 million from the issuance of convertible debentures, and issuance of a promissory note for proceeds of $1.0 million, plus an $1.1 million decrease in restricted certificates of deposit related to our contract manufacturer, mostly offset by net cash used in operating activities of $8.4 million. Our average net cash used in operations during the nine months ended March 31, 2006 was approximately $0.9 million per month.

We have financed our operations through private offerings of our common stock, issuance of debt and private borrowings. On February 22, 2006, we borrowed $1.0 million from Stephen J. Luczo and issued to Mr. Luczo a promissory note that is repayable on demand at any time after August 22, 2006. Between March 10, 2006 and March 14, 2006, we received a total of $4.6 million (after deduction of fees) from the issuance of convertible debentures to Cornell Capital Partners. On March 10, 2006 we also entered into a Standby Equity Distribution Agreement with Cornell Capital Partners pursuant to which we may periodically issue and sell to Cornell Capital Partners shares of common stock for up to a total purchase price of $40 million during the period commencing on the effectiveness of the registration statement registering such shares and terminating 24 months thereafter. Material terms and conditions of the Standby Equity Distribution Agreement are described in Note 9 in this report. On March 15, 2006 we filed a registration statement with the Securities and Exchange Commission (File No. 333-132460) to register 11,823,201 shares of our common stock to be sold by certain persons who are stockholders of Wherify, including up to 5,000,000 shares which may be issued under the Standby Equity Distribution Agreement. Also on March 15, 2006, we filed a registration statement with the Securities and Exchange Commission (File No. 333-132461) to register 10 million shares of our common stock to be sold by us in a direct offering.

Wherify currently does not have any credit facility available to it. Wherify has financed its operations to date primarily through the issuance of an aggregate of approximately 55 million shares of common stock and convertible debentures. There are a "going concern" paragraphs in Wherify's and Wherify California's auditor's reports for the fiscal years ended June 30, 2004 and 2005. We continue in the process of locating financing sources to meet our financing needs and to provide us greater flexibility and certainty with respect to our financing needs. Adequate funds may not be available on terms acceptable to us. If additional funds are raised through the issuance of equity securities, dilution to existing stockholders may result. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our financial position, results of operations and cash flows, or we may be unable to continue operations. We have no capital leases or material commitments for capital expenditures and there are no anticipated capital leases or material capital expenditures that are reasonably expected to have a material impact on us. We have worked out an arrangement with our prior landlord that provides that we will begin paying back-due rent as well as paying for certain back-due expenses covered by the prior landlord. As of March 31, 2006, we were current with our rent payments to our new landlord. Under the agreement, upon achieving adequate financing, we are required to settle our debt with the prior landlord, which was approximately $3.7 million as of March 31, 2006. We intend to settle our remaining debt with the prior landlord through cash currently on-hand, the proceeds raised from the future sales of common stock and/or cash proceeds from future operations.

We expect operating losses and negative operating cash flows to continue for at least the next six-to-twelve months on the assumption that we continue on our business plan to successfully launch our Wherifone product in both North America and internationally during calendar 2006. Dates for launch of our Wherifone product in the various markets are contingent on a number of factors, including establishing a distribution agreement in that country or territory with a qualified distributor, signing-up a carrier to support the subsequent subscribers using our patented GPS-enabled locator services, arranging to produce adequate numbers of Wherifone products through our contract manufacturer, and the market’s general acceptance of our Wherifone product in a highly competitive and evolving marketplace for GPS-enabled locator services, including through cell phone-like devices. During this time we expect our operating costs to increase because of expected increases in expenses related to brand development; marketing and other promotional activities; increases in personnel; the expansion of infrastructure and customer support services; strategic relationship development in addition to the working capital requirements needed to initially fill our Wherifone product pipeline from our contract manufacturer to our final customers. During our third quarter of fiscal 2006 and continuing to-date, we have begun to announce contracts with certain distributors outside North America which we expect to develop into active distribution channels for our Wherifone product and related subscriber services during the remainder of calendar 2006.

As of May 8, 2006, Wherify had cash and cash equivalents of approximately $0.8 million and restricted certificates of deposit of approximately $1.3 million. We believe that our current cash balance will be adequate to continue our current business plan into June 2006. We intend to fund our future operations with a combination of sales of common stock under our Standby Equity Distribution Agreement, public and private offerings of common stock and proceeds from operations. We expect that during the second half of calendar 2006 product sales will begin to provide cash, and that the subscriber services will start to contribute to our ongoing funding requirements. Neither product sales nor subscriber services are expected to make significant contributions to our funding requirements until later in calendar 2006. As a result we are carefully controlling our spending and managing our investment in our infrastructure pending the closing of our next financing. As part of our Wherifone product launch plan, we are developing a company budget that specifically allocates resources to those activities that in the judgment of management best support the success of our product and services launches in North America and internationally. While there is no assurance that our Wherify product and services will launch over the next twelve months, or if launched that they will achieve the market success we have targeted, we believe that the amount of capital necessary for the company to achieve a positive cash flow and develop into a profitable enterprise before the end of the next twelve-month period will likely range from between $13 million to $18 million.

We believe the expenses incurred during that period will help us to build the infrastructure necessary to initiate and increase revenues both through organic growth and later through possible acquisitions, which we believe hold the key to our future long-term revenue growth opportunities. We believe it will take additional products, either created in-house or acquired through acquisitions, to help us increase revenue, and ultimately to reach profitability. However, we can make no assurances that these activities will achieve the desired results of increased revenues, or that any increase in revenues will be enough to bring Wherify to profitability and positive cash flow.

Wherify is currently considering a number of different financing opportunities in order to meet its short-term cash flow needs. Adequate funds may not be available on terms acceptable to us. If additional funds are raised through the issuance of equity securities, including the issuance of stock under the Standby Equity Distribution Agreement, dilution to existing stockholders may result. If funding is insufficient at any time in the future, we may be unable to successfully launch our Wherifone product and subscriber services in the North American or international markets, develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, or meet our current obligations, any of which could have a material adverse effect on our financial position, results of operations and cash flows. In the event that funding is insufficient at any time in the future the company will be forced to take significant steps to curtail on-going spending, including but not limited to the elimination of some or all of our operations and any or all plans for expansion of operations.

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

5. Results of Operations for the Three Months Ended March 31, 2006

Quarter ended March 31, 2006 compared to quarter ended March 31, 2005

Net revenues for the quarter ended March 31, 2006 were $20,272 and were primarily generated by the sales of FACES products. Net revenues for the period ended March 31, 2005 have been reclassed to loss from operations of discontinued segment related to the child locator watch product which was discontinued as of fiscal year ended June 30, 2005.

Operating expenses for the quarter ended March 31, 2006 were $2.6 million as compared to $4.0 for the quarter ended March 31, 2005.

General and administrative expenses, excluding rent, amortization and depreciation expenses, decreased by $1.6 million from $3.6 million in the quarter ended March 31, 2005 to $2.0 million in the quarter ended March 31, 2006. The higher costs in the prior year’s period are primarily due to $1.3 million cost associated with the write-off of the investment in early prototype production of the GPS locator phones, $0.2 million related to trade shows expense, and $0.4 million related to finance charges and legal fees, partially offset in the quarter ended March 31, 2006 by $0.3 million stock option non-cash expense related to the implementation of SFAS 123R “Share-Based Payment”.

Amortization and depreciation expense increased by $0.2 million from the prior year period due to the amortization of intangibles related to the merger of Wherify and Wherify California on July 21, 2005.

Other Income and expense increased by approximately $5.0 million from the prior year period amount due to the initial non-cash derivative expense recognition related to the liability associated with the conversion provisions of the convertible debentures and warrants issued during March 2006, plus the affect of remeasurement of the change in fair value of such issuances as of the period ended March 31, 2006, in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. In addition, other expense increased $47,751 for the non-cash accretion of the discount on convertible debentures related to the embedded derivatives for the period between the grant date and March 31, 2006.

6. Results of Operations for the nine months ended March 31, 2006

Nine months ended March 31, 2006 compared to nine months ended March 31, 2005

Net revenues for the nine months ended March 31, 2006 were $110,888 and were primarily generated by the sales of FACES products. Net revenues for the period ended March 31, 2005 have been reclassed to loss from operations of discontinued segment related to the child locator watch product which was discontinued as of fiscal year ended June 30, 2005.

Operating expenses for the nine months ended March 31, 2006 were $73.2 million versus $7.9 million for the nine months ended March 31, 2005. The increase in expenses is primarily due to a $64.3 million goodwill impairment as of September 30, 2005, as discussed in Footnote 4 - Goodwill.

General and administrative expenses, excluding rent, amortization and depreciation expenses, increased by $0.4 million from $6.8 million in the nine months ended March 31, 2005 to $7.2 million in the nine months ended March 31, 2006. The increase in these expenses is due primarily to $1.1 million higher legal fees associated with the merger, government filings and litigation costs, $0.5 million higher investor relation costs, the $0.3 million stock option non-cash expense related to the implementation of FAS 123R, and $0.4 higher engineering and manufacturing salaries expense, partially offset in the nine months ended March 31, 2005 by $2.1 million cost associated with the write-off of the investment in early production prototypes of the GPS locator phones plus higher operating expenses.

Amortization and depreciation expense increased by approximately $0.5 million due the amortization of intangibles related to the merger of Wherify and Wherify California on July 21, 2005.

Other Income and expense increased by approximately $5.0 million from the prior year period amount due to the initial non-cash derivative expense recognition related to the liability associated with the conversion provisions of the convertible debentures and warrants issued during March 2006, plus the affect of remeasurement of the change in fair value of such issuances as of the period ended March 31, 2006, in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. In addition, other expense increased $47,751 for the non-cash accretion of the discount on convertible debentures related to the embedded derivatives for the period between the grant date and March 31, 2006.

7. Registration Statements

On March 15, 2006 we filed a registration statement with the Securities and Exchange Commission (File No. 333-132460) to register 11,823,201 shares of our common stock to be sold by certain persons who are stockholders of Wherify, including Cornell Capital Partners. Cornell Capital Partners intends to sell up to 11,816,109 shares of common stock, including up to 5 ,000,000 shares which may be issued under a Standby Equity Distribution Agreement, dated March 10, 2006, between Wherify and Cornell Capital Partners.

Pursuant to the Standby Equity Distribution Agreement, we may, at our discretion, periodically issue and sell to Cornell Capital Partners shares of common stock for a total purchase price of $40 million during the period commencing on the effectiveness of the registration statement registering such shares for resale and terminating 24 months thereafter. Material terms and conditions of the Standby Equity Distribution Agreement are described elsewhere in this report and in such registration statement.

On March 15, 2006, we filed a registration statement with the Securities and Exchange Commission (File No. 333-132461) to register 10 million shares of our common stock to be sold by us in a direct offering. We intend to sell these shares from time to time over the 12 month period beginning on the effective date of such registration statement. These price at which the shares being registered will be offered and sold will be determined prior to the sale of any shares under such registration statement.

FORWARD LOOKING STATEMENTS

In addition to historical information, this report contains predictions, estimates and other forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under "Risk Factors" and elsewhere in this Form 10-QSB, and some of which we may not know. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue" or the negative of these terms or other comparable terminology.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in this report in greater detail under the heading "Risk Factors." Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management's beliefs and assumptions only as of the date of this report. You should read this report and the documents that we reference in this report, completely and with the understanding that our actual future results may be materially different from what we expect.

Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

RISK FACTORS

RISKS RELATED TO OUR PROPOSED DIRECT OFFERING OF COMMON STOCK

The Offering Price In Our Proposed Direct Offering Could Negatively Affect Our Stock Price.

We recently filed a registration statement covering the sale of up to 10,000,000 shares of common stock without the use of an underwriter. Our Board of Directors has not yet determined the offering price for the shares of common stock to be offered pursuant to such registration statement. If the offering price is significantly less than the price at which the common stock currently trades, our stock price may be negatively affected.

We Have Not Engaged An Underwriter And May Not Sell All Of The Shares Offered In The Proposed Offering.

We intend for the direct offering to be self-underwritten, that is, we do not intend to engage the services of an underwriter to sell the shares. As a result, we can provide no assurance that we will sell all or any of the shares that may be offered. We intend to sell the shares through our officers and directors who will offer the shares to current shareholders and other business acquaintances; however, there is no guarantee that they will be able to sell any of the shares.

RISKS RELATED TO FUTURE STOCK SALES

Future Sales By Us and Our Stockholders May Adversely Affect Our Stock Price And Our Ability to Raise Funds In New Stock Offerings.

Sales of our common stock could lower the market price of our common stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all. Of the 55,281,233 shares of common stock outstanding as of May 8, 2006, approximately 22.1 million, shares are, or will be, freely tradable without restriction, unless held by our "affiliates." Of the remaining shares, approximately 17.9 million shares are subject to lock-up agreements that are scheduled to expire on July 21, 2006 and approximately 15.0 million shares are "restricted securities" and may be resold in the public market only if sold pursuant to an effective registration statement or pursuant to an exemption from registration including pursuant to Rule 144. We currently have two registration statements covering the resale by certain selling stockholders of up to 9,658,619 shares of common stock, one registration statement that was filed on March 15, 2006 for the registration of 11,823,201 million shares of common stock to be sold by Cornell Capital Partners and Newbridge Securities Corporation and one registration statement that was filed on March 15, 2006 for the registration of 10 million shares to be sold by us in a direct offering. In addition, we expect to register for resale additional shares of common stock that are currently “restricted securities.”

RISKS RELATED TO THE CORNELL CAPITAL TRANSACTION
AND STANDBY EQUITY DISTRIBUTION AGREEMENT

Sales Of Shares Under The Standby Equity Distribution Agreement Will Be At A Price Less Than The Then-Prevailing Market Price Of Our Common Stock, Which Could Cause The Price Of Our Common Stock To Decline.

On March 10, 2006, Wherify entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP. Pursuant to the Standby Equity Distribution Agreement, Wherify may, at its discretion, periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $40 million during the two year period commencing on the effective date of the registration statement registering such shares. The amount of each advance is subject to a maximum amount of $1,000,000, and we may not submit an advance within five trading days of a prior notice of advance. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners will pay 93% of, or a 7% discount to, the volume weighted average price of our common stock on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five trading days immediately following the notice date. Notwithstanding the foregoing, the lowest price (before taking into account the 7% discount) that Wherify is required to sell any shares after we give notice of an advance is 95% of the closing bid price of the common stock on the trading day immediately preceding the day such notice is given. Cornell Capital Partners' obligation to purchase shares of Wherify's common stock is subject to certain conditions, including Wherify obtaining an effective registration statement for shares of common stock to be sold under the Standby Equity Distribution Agreement. The discounted sales under the Standby Equity Distribution Agreement could cause the price of our common stock to decline.

The Sale Of Our Stock Under The Standby Equity Distribution Agreement Could Encourage Short Sales By Third Parties, Which Could Contribute To the Further Decline Of Our Stock Price.

The significant downward pressure on the price of our common stock caused by the sale of material amounts of common stock under the Standby Equity Distribution Agreement could encourage short sales by third parties. Such an event could place further downward pressure on the price of our common stock.

Our Common Stock Has Been Relatively Thinly Traded And We Cannot Predict The Extent To Which A Trading Market Will Develop.

Our common stock is traded on the Over-the-Counter Bulletin Board. Our common stock is thinly traded compared to larger more widely known companies. Thinly traded common stock can be more volatile than common stock trading in an active public market. We cannot predict the extent to which an active public market for our common stock will develop or be sustained.

We May Not Be Able To Access Sufficient Funds Under the Standby Equity Distribution Agreement When Needed.

We are dependent on external financing to fund our operations. No assurances can be given that funds will be available in sufficient amounts or at all when needed. Our ability to raise funds under the Standby Equity Distribution Agreement is limited by a number of factors, including the fact that the amount of each advance is subject to a maximum advance amount of $1 million, we may not submit any request for an advance within five trading days of a prior request, we may have concerns about the impact of an advance on the stock price, and we may not be able to use the facility because we are in possession of material nonpublic information.

We May Be Limited In The Amount We Can Raise Under The Standby Equity Distribution Agreement Because Of Concerns About Selling More Shares Into The Market Than The Market Can Absorb Without A Significant Price Adjustment.

We will want to avoid placing more shares into the market than the market's ability to absorb the increased without a significant downward pressure on the price of our common stock. This potential adverse impact on the stock price may limit our willingness to use the Standby Equity Distribution Agreement. Until there is a greater trading volume, it seems unlikely that we will be able to access the maximum amount we can draw without an adverse impact on the stock price.

We Will Not Be Able To Use The Standby Equity Distribution Agreement When We Are In Possession Of Material Nonpublic Information.

Whenever we are issuing shares to Cornell Capital Partners, we will be deemed to be involved in an indirect primary offering. We cannot engage in any offering of securities without disclosing all information that may be material to an investor in making an investment decision. Accordingly, we may be required to either disclose such information in our registration statement or refrain from using the facility.

We Will Not Be Able To Use The Standby Equity Distribution Agreement If The Shares To Be Issued In Connection With An Advance Would Result In Cornell Capital Partners Owning More Than 9.9% Of Our Outstanding Common Stock.

Under the terms of the Standby Equity Distribution Agreement, we may not request advances if the shares to be issued in connection with such advances would result in Cornell Capital Partners and its affiliates owning more than 9.9% of our outstanding common stock. As of March 13, 2006, Cornell Capital Partners’ beneficial ownership of Wherify common stock (including its ownership of 276,595 shares acquired as a commitment fee, its right to acquire 3,424,658 shares upon conversion of convertible debentures, and its right to acquire 2,500,000 shares upon exercise of warrants) was 4.99% taking into consideration the 4.99% ownership limitation contained in the convertible debentures (without taking into consideration this 4.99% ownership limitation, Cornell Capital Partner's beneficial ownership would be approximately 10.1%. We will be permitted to make limited draws on the Standby Equity Distribution Agreement so long as Cornell Capital Partners’ beneficial ownership of our common stock (taking into account such 4.99% ownership limitation) remains lower than 9.9%. A possibility exists that Cornell Capital Partners and its affiliates may own more than 9.9% of Wherify’s outstanding common stock (whether through open market purchases, retention of shares issued under the Standby Equity Distribution Agreement, or otherwise) at a time when we would otherwise plan to obtain an advance under the Standby Equity Distribution Agreement.

Cornell Capital Partners May Sell Shares Of Its Common Stock After We Deliver An Advance Notice During The Pricing Period, Which Could Cause Our Stock Price To Decline.

Cornell Capital Partners is deemed to beneficially own the shares of common stock corresponding to a particular advance on the date that we deliver an advance notice to Cornell Capital Partners, which is prior to the date the shares are delivered to Cornell Capital Partners. Cornell Capital Partners may sell such shares any time after we deliver an advance notice. Accordingly, Cornell Capital Partners may sell such shares during the pricing period. Such sales may cause our stock price to decline and if so would result in a lower volume weighted average price during the pricing period, which would result in us having to issue a larger number of shares of common stock to Cornell Capital Partners in respect of the advance.

The Standby Equity Distribution Agreement Will Restrict Our Ability To Engage In Alternative Financings.

Because of the structure of standby equity distribution transactions, we will be deemed to be involved in a near continuous indirect primary public offering of our securities. As long as we are deemed to be engaged in a public offering, our ability to engage in a private placement will be limited because of integration concerns.

The Pricing Is Relatively Expensive If Only A Small Part Of The Facility Is Ever Used.

We have has not decided how much of the commitment amount under the Standby Equity Distribution Agreement we will use. The pricing (commitment fee of $400,000 plus 7% discount) is relatively expensive if only a small part of the facility is ever used.

We May Not Be Able To Access the Full Commitment Amount under the Standby Equity Distribution Agreement Without Shareholder Approval.

Depending on the price of our common stock, the number of shares issued and reserved for issuance, and the authorized shares of common stock, we may need to obtain stockholder approval to increase the authorized shares of common stock to access the full commitment amount under the Standby Equity Distribution Agreement.

Cornell Capital Partners Intends To Sell Its Shares of Common Stock In The Public Market And Has An Incentive Under The Standby Equity Distribution Agreement To Do So Quickly, Which Sales May Cause Our Stock Price To Decline.

Cornell Capital Partners intends to sell the shares of common stock issued to them under the Standby Equity Distribution Agreement in the public market. In addition, Cornell Capital Partners has an incentive to sell shares received under the equity line quickly, because in doing so they can ensure that they will recover the discount to market price at which they acquire those shares. The sales may cause out stock price to decline.

Private Equity Lines Are Relatively New Concepts And It Is Not Clear How The Courts And The SEC Will Treat Them.

Private equity lines of credit are relatively recent creations and differ in significant ways from traditional PIPE financing transactions. The staff of the SEC's Division of Corporate Finance has taken the position that, as long as certain criteria are met, the staff will not recommend enforcement action with respect to the private equity lines of credit or the related "resale" registration statement. It should be noted however, that the staff's position, although significant, is not a definitive interpretation of the law and is not binding on courts. According, there is a risk that a court may find this type of financing arrangement, or the manner in which it is implemented, to violate securities laws.

RISKS RELATED TO WHERIFY'S BUSINESS

Wherify's business is subject to numerous risks and uncertainties, including risks and uncertainties relating to our limited operating history; liquidity; incurrence of net losses; lengthy development, manufacturing and sales cycles; competition; product related risks; and other risks as discussed below.

We Are The Product Of A Merger Of Two Development Stage Companies, Have Limited Revenues And Have A Limited Operating History On Which To Evaluate Our Potential For Future Success.

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

We Currently Lack Liquidity and Have Limited Revenues and Both Wherify and Wherify California Had Going-Concern Qualifications in Their Most Recent Audit Reports

As of March 31, 2006, Wherify had cash and cash equivalents of approximately $3.8 million, restricted certificates of deposit of approximately $1.3 million, which are being utilized as collateral to support our obligations under a letter of credit related to our contract manufacturer, other current assets of approximately $0.2 million and current liabilities, excluding the non-cash portion of fair value of derivatives, of approximately $11.6 million, including approximately $3.7 million in past due rent obligations to our former landlord. Wherify also has a liability related to the non-current payable portion of the convertible debenture of approximately $3.3 million. As of May 8, 2006, Wherify had cash and cash equivalents of approximately $0.8 million and restricted certificates of deposit of approximately $1.3 million. There is a going concern paragraph in Wherify and Wherify California's audit reports for the respective fiscal years ended June 30, 2004 and 2005. Substantially all of our cash has been raised through capital raising transactions rather than operations. As we have limited revenues, we will need to raise additional working capital in the near future. There is no assurance that we will be able to raise additional working capital at all or on terms favorable to us. If we are unable to raise additional working capital, we will need to reduce our costs, which may require us to reduce operations, personnel and overhead, or discontinue operations.

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

The Release of Shares From Lock-ups and the Potential Sale of a Significant Number of Shares May Significantly Negatively Affect Our Stock Price.

Approximately 17.8 million shares of our common stock are subject to lock-up agreements entered into in connection with the merger that are scheduled to expire on July 21, 2006. If the stockholders subject to these lockup agreements attempt to sell a significant portion of their shares shortly after such shares are released from the lock-ups, or if we release a significant portion of the stockholders from their obligations under the lock-up agreements prior to the expiration of the relevant lock-up periods, our stock price could be significantly negatively affected.

Notwithstanding the release of shares from the lock-up agreements, shares of Wherify common stock received by persons who were "affiliates" of Wherify California at the time of the Wherify California special meeting of stockholders at which the merger was approved may be resold only in a transaction that complies with the requirements of Rule 145 under the Securities Act of 1933 or as otherwise permitted under the Securities Act of 1933. Persons who were "affiliates" for this purpose include Timothy Neher and Doug Hajjar, who beneficially owned 9,639,610 shares and 2,792,624 shares, respectively, of our common stock as of March 1, 2006. Although, as described above, the provisions of Rule 145 would limit the timing and number of shares that could be sold by such persons, Wherify may register for resale the shares held by such persons prior to the time that such shares could otherwise be sold under Rule 145.

We Have Only Recently Begun Production of Our WherifoneTM Product and May Encounter Manufacturing Problems During the Production Process.

Our WherifoneTM product is a new product and we have discontinued manufacturing all of our other products. The manufacture of our WherifoneTM product involves complex and precise processes, which we have subcontracted to another company. To date, we have only initiated a limited production of this product and so we do not yet know whether we will encounter any serious problems during the production process in the long-term. Any significant problems in manufacturing, assembling or testing of this product could delay the roll-out of the WherifoneTM product and have an adverse impact on our business and prospects. The willingness of manufacturers to make the product or lack of availability of manufacturing capacity may have an adverse impact on our ability to go to market, and as a result we may not be able to grow our business as we expect, and our ability to compete could be harmed, adversely affecting our business and prospects.

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

We Have Not Yet Signed a National U.S. Wireless Carrier for our WherifoneTM Product and the Terms of Any Such Agreement are Not Yet Known.

We have not yet signed a definitive agreement with a national U.S. wireless carrier for our products. If we are unable to sign such an agreement on favorable terms, this could adversely impact our costs and our business and prospects.

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
   Overall demand for our products;
   Our ability to attract new customers at a steady rate;
   The rate at which we or our competitors introduce new products, the rate at which these products acquire market acceptance, and the cost required to develop these products;
   Technical defects in our products that could delay product shipments or increase the costs of introducing new products;
   Changes in the pricing of our products or those of our competitors;
   The amount and timing of capital expenditures and other costs relating to the expansion of our operations;
   Costs relating to our marketing programs and our business in general; and
   General economic conditions
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

Competition in the wireless location services market and the facial composite software market is intense. In addition, the adoption of new technology in the communications industry likely will intensify the competition for improved wireless location technologies. The wireless location services market has historically been dominated by large companies, such as Siemens AG and LoJack Corporation. In addition, a number of other companies such as Verizon, FireFly, Disney, Mattel, Digital Angel Corporation and WebTech Wireless Inc. have either announced plans for new products or have commenced selling products that are similar to our wireless location products, and new competitors are emerging to compete with Wherify's wireless location services products. Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources may enter those markets, thereby further intensifying competition. All competitors in the wireless location services market rely on retail distributors to sell their products to consumers. Additional competitors in this market may limit the availability or interest of retail distributors to carry our wireless location services product and launch it into the market. These issues may have an adverse impact on our ability to go to market, and as a result we may not be able to grow our business as we expect, and our ability to compete could be harmed, adversely affecting our business and prospects.

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

If Our Wireless Locator Products Fail To Achieve Broad Market Acceptance, Our Business Results Will Be Harmed.

We have not begun selling our wireless location products for use by direct purchase consumers or for resale by distributors. If Wherify's products are not widely accepted by the market, our business results could be harmed. Factors that may affect the market acceptance of our location products include price, reliability, performance, technological innovation/enhancements, network coverage, ease of use, and availability.

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

In addition, third parties may at some point claim certain aspects of our business infringe their intellectual property rights. While we are not currently subject to nor are we aware of any such claim, any future claim (with or without merit) could result in one or more of the following:
  Significant litigation costs;
  Diversion of resources, including the attention of management;
  Our agreement to pay certain royalty and/or licensing fees; and
  Cessation of our rights to use, market, or distribute such technology.

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
   Significant litigation costs;
   Diversion of resources, including the attention of management;
   Our agreement to pay certain royalty and/or licensing fees; and
   Cessation of our rights to use, market, or distribute such technology.
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

   The depth and liquidity of the markets for our common stock;
   Investor perception of us and the industry in which we operates;
   General economic and market conditions; and
 The effect that of any of the events highlighted in these Risk Factors may have on our business should they occur.

We Have The Ability And The Obligation To Issue Additional Shares Of Common Stock In The Future, And Such Future Issuance May Materially Adversely Affect Stockholders.

Wherify has various abilities and obligations to issue additional shares of common stock in the future. These abilities and obligations include the following as of March 31, 2006 (including the obligation to issue shares upon conversion of the debentures or exercise of the warrants issued to Cornell Capital Partners and Newbridge Securities Corporation):
   Options to purchase approximately 10.7 million shares of our common stock; and
   Warrants and convertible debentures to purchase or acquire approximately 7.1 million shares of our common stock.
The options, warrants and convertible debentures described above permit the holders to purchase shares of common stock at specified prices. These purchase prices may be less than the then current market price of our common stock. Any shares of common stock issued pursuant to these options, warrants or convertible debentures would further dilute the percentage ownership of existing stockholders. The terms on which we could obtain additional capital during the life of these options, warrants or convertible debentures may be adversely affected because of such potential dilution. Finally, we may issue additional shares in the future other than as listed above. There are no preemptive rights in connection with Wherify's common stock. Thus, the percentage ownership of existing stockholders may be diluted if we issue additional shares in the future. Future issuances of additional shares could cause immediate and substantial dilution to the net tangible book value of shares of common stock issued and outstanding immediately before such transaction. Any future decrease in the net tangible book value of such issued and outstanding shares could materially and adversely affect the market value of these shares.

The Trading Price Of Our Common Stock Entails Additional Regulatory Requirements, Which May Negatively Affect Such Trading Price.

We are currently subject to the "penny stock" rules promulgated under the Securities Exchange Act of 1934. During the period(s) that our stock trades below $5.00 per share, as it currently does, trading in our common stock is subject to the requirements of the "penny stock" rules. These rules require additional disclosure by broker dealers in connection with any trades generally involving any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such rules require the delivery, before any "penny stock" transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must determine the suitability of the penny stock for the purchaser and receive the purchaser's written consent to the transaction before sale. The additional burdens imposed upon broker dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock affected. As a consequence, the market liquidity of Wherify's common stock could be severely limited by these regulatory requirements.

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

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on an evaluation of the effectiveness of Wherify’s disclosure controls and procedures (as defined in Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

In connection with the completion of its audit of, and the issuance of its report on the financial statements of Wherify for the year ended June 30, 2005, Malone & Bailey, PC identified deficiencies in Wherify's internal controls related to expense recognition and disclosure control deficiencies related to transactions involving issuances of Wherify's stock and stock options. The adjustment to expense and the footnote disclosure deficiencies were detected in the audit process and have been appropriately recorded and disclosed in this Form 10-KSB.

As a result of the deficiencies identified by Malone & Bailey, PC, management determined that we had incorrectly accounted for a number of equity-related transactions, several of which were related to the then pending merger of Wherify Wireless California and Wherify, that included various stock option transactions and stock option awards for services. Management further determined that we had incorrectly omitted expense recognition for various expenses incurred in the year just ended.

As a result, management concluded that we had deficiencies in our system of internal controls and that the design of our disclosure controls and procedures to provide reasonable assurance of achieving their objectives had not been effective at a reasonable assurance level, as follows:
   we did not have adequate transaction controls over the accounting, review and processing of certain unusual or complex transactions;
   we did not have a systematic and documented program of internal controls and procedures over our accounting and financial reporting process to ensure that unusual or complex transactions are recorded, processed, summarized and reported on a timely basis in our financial disclosures; and
   there is a need for the improved supervision and training of our accounting staff.
On February 13, 2006, our management and the Audit Committee of the Board of Directors concluded that a misstatement had occurred on our previously reported unaudited interim financial statements for the three month period ended September 30, 2005, which resulted in the restatement of the unaudited interim financial statements for the quarter ended September 30, 2005, as described in Note 2 to the Notes to Financial Statements of our Form 10-QSB for the unaudited quarter ended September 30, 2005, and as further described in our concurrently filed Form 8-K on this matter. In response to the identified weaknesses, the Company intends to redesign and take additional steps to strengthen its disclosure controls and procedures and internal control to prevent the recurrence of the circumstances that resulted in its determination to restate the financial statements. To correct the identified weaknesses in disclosure controls and procedures and internal controls, management, in consultation with its outside auditors, will design and implement those procedures deemed necessary to correct these identified weaknesses as promptly as possible.

We are in the process of improving our internal controls in an effort to remediate these deficiencies through developing and implementing controls and procedures, including improved supervision and training of our accounting staff.

Steps taken to date during our 2006 fiscal year:

During the period from July 1, 2005 to the initial filing date of our Annual Report on Form 10-KSB on October 13, 2005, management:

1.	Took preliminary steps to assess its identified internal control deficiencies with a goal of addressing and remediating such deficiencies during the upcoming fiscal year; and

2.	Adopted a charter for the Audit Committee.

During the period from the initial filing date of our Annual Report on Form 10-KSB on October 13, 2005 to May 15, 2006, management has taken the following steps to address and remediate its identified internal control deficiencies:

1.	Hired a new Chief Financial Officer and Treasurer effective February 13, 2006;

2.	Established Audit Committee review and approval for quarterly filing of the Form 10-QSB for the quarters ended December 31, 2005 and March 31, 2006;

3.	Implemented accounting close processes enhancing internal control procedures and documentation;

4.	Designed a plan to implement a systematic program of company policies and procedures over accounting and financial reporting; and

5.	Drafted initial corporate governance policies for the CEO’s consideration.

Steps planned to be taken during the remainder of our 2006 fiscal year:

1.	Complete management’s assessment of its identified internal control deficiencies with a goal of addressing and remediating such deficiencies;

2.	Identify remaining remedial actions to address and resolve our identified internal control deficiencies over unusual or complex accounting transactions;

3.	Implement our plan for a systematic program of company policies and procedures over accounting and financial reporting;

4.	Determine and establish appropriate systems of internal controls over accounting and financial reporting processes, including over unusual or complex accounting transactions; and

5.	Strengthen the staff accounting skills and improve supervision controls over accounting processes.

Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Our management and directors will continue to work with our auditors and other outside advisors to develop and then ensure that our controls and procedures are adequate and effective.

We believe that with properly planned, designed and implemented changes to our system of internal controls, our disclosure controls and procedures will be adequate to provide reasonable assurance that the information required to be disclosed in our Exchange Act reports will be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information will be accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

(b) Changes in internal control over financial reporting. During the fourth quarter of fiscal 2005, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

During the six month period ending December 31, 2005, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

During the three month period ending March 31, 2006, the following changes were affected in our system of internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting:

1.	Hired a new Chief Financial Officer and Treasurer effective February 13, 2006;

2.	Established Audit Committee review and approval for quarterly filing of the Form 10-QSB as of the period ended December 31, 2005 and thereafter; and

3.	Implemented accounting close processes enhancing internal control procedures.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Venture Corporation Limited, a Singapore Corporation v. Wherify Wireless, Inc, a California Corporation

On October 15, 2004, Venture Corporation Limited, a Singapore corporation ("Venture"), filed suit against Wherify California, in the United States District Court, Central District of California. The complaint sought approximately $5 million in damages for breach of contract, fraud and common counts alleging that Wherify California failed to pay certain amounts owed for the manufacture of the children's model personal locater ("CM1"). Wherify California answered Venture's complaint on November 16, 2004 and filed a cross-complaint alleging that Venture failed to timely deliver conforming goods. A court trial concluded on November 4, 2005, and on December 27, 2005 the District Court's judgment awarding Venture approximately $1.7 million in damages (including costs) was entered. On January 26, 2006, a Notice of Appeal was filed with the United States Court of Appeals for the Ninth Circuit. Venture has commenced collection procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2006, Wherify issued 51,250 shares of common stock to Liviakis Financial Communications, Inc. and 25,000 shares of common stock to Redwood Consultants, LLC. The Company issued these shares pursuant to Section 4(2) of the Securities Act of 1933, as amended, and the rules promulgated thereunder, in consideration for services rendered.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

As previously reported, in July 1999 Wherify California loaned Timothy Neher $100,000. In accordance with the terms of the related promissory note, Mr. Neher was required to repay the entire principal balance of this loan, plus interest at 3.0% per annum, on July 18, 2009. Also as previously reported, in April 2000 Wherify California loaned Mr. Neher $26,170. In accordance with the terms of the related promissory note, Mr. Neher was required to repay the entire principal balance of this loan, plus accrued interest at 3.0% per annum, on April 10, 2009. During June 2004, Wherify California wrote off both these loans. On May 11, 2006 Wherify’s Board of Directors reached an understanding to formally forgive these loans. The aggregate amount forgiven (approximately $151,000) will be reported as compensation paid to Mr. Neher.

Item 6. Exhibits.

(a) Exhibits
Exhibit No.	Description
10.1
Consulting Agreement between Wherify and W. Douglas Hajjar dated January 12, 2006 is hereby incorporated by reference from Wherify's Registration Statement on Form SB 2 (SEC File No. 333-132461) filed April 24, 2006.

10.2
Letter Agreement between Wherify and W. Douglas Hajjar dated January 13, 2006 is hereby incorporated by reference from Wherify's Registration Statement on Form SB 2 (SEC File No. 333-132461) filed April 24, 2006.

10.3	Employment Agreement with Mark E. Gitter dated January 24, 2006 is hereby incorporated by reference from Wherify's Registration Statement on Form SB 2 (SEC File No. 333-132461) filed April 24, 2006.
10.4
Promissory Note between Wherify and Stephen J. Luczo dated February 22, 2006 is hereby incorporated by reference from Wherify's Registration Statement on Form SB 2 (SEC File No. 333-132461) filed April 24, 2006.

10.5
Placement Agent Agreement between Wherify and Newbridge Securities Corporation dated March 10, 2006 is hereby incorporated by reference from Wherify's Registration Statement on Form SB 2 (SEC File No. 333-132461) filed April 24, 2006.

10.6
Investment Agreement dated as of February 9, 2006 between Wherify and Dutchess Private Equities Fund, L.P. is incorporated herein by reference from Wherify's Current Report on Form 8-K filed February 9, 2006 is hereby incorporated by reference from Wherify's Registration Statement on Form SB 2 (SEC File No. 333-132461) filed April 24, 2006.

Exhibit No.	Description
10.7
Securities Purchase Agreement between Wherify and Cornell Capital Partners, LP dated March 10, 2006 is hereby incorporated by reference from Wherify's Registration Statement on Form SB 2 (SEC File No. 333-132461) filed April 24, 2006.

10.8
Standby Equity Distribution Agreement between Wherify and Cornell Capital Partners, LP dated March 10, 2006 is hereby incorporated by reference from Wherify's Registration Statement on Form SB 2 (SEC File No. 333-132461) filed April 24, 2006.

10.9
Investor Registration Rights Agreement between Wherify and Cornell Capital Partners, LP dated March 10, 2006 is hereby incorporated by reference from Wherify's Registration Statement on Form SB 2 (SEC File No. 333-132461) filed April 24, 2006.

10.10
Security Agreement between Wherify and Cornell Capital Partners, LP dated March 10, 2006 is hereby incorporated by reference from Wherify's Registration Statement on Form SB 2 (SEC File No. 333-132461) filed April 24, 2006.

10.11
Secured Convertible Debenture between Wherify and Cornell Capital Partners, LP dated March 10, 2006 is hereby incorporated by reference from Wherify's Registration Statement on Form SB 2 (SEC File No. 333-132461) filed April 24, 2006.

10.12
Secured Convertible Debenture between Wherify and Cornell Capital Partners, LP dated March 14, 2006 is hereby incorporated by reference from Wherify's Registration Statement on Form SB 2 (SEC File No. 333-132461) filed April 24, 2006.

10.13
Pledge and Escrow Agreement among Wherify, Cornell Capital Partners, LP and David Gonzalez, Esq. dated March 10, 2006 is hereby incorporated by reference from Wherify's Registration Statement on Form SB 2 (SEC File No. 333-132461) filed April 24, 2006.

10.14
Warrant to Purchase Common Stock (No. CCP-001) issued to Cornell Capital Partners, LP dated March 10, 2006 is hereby incorporated by reference from Wherify's Registration Statement on Form SB 2 (SEC File No. 333-132461) filed April 24, 2006.

10.15
Warrant to Purchase Common Stock (No. CCP-002) issued to Cornell Capital Partners, LP dated March 10, 2006 is hereby incorporated by reference from Wherify's Registration Statement on Form SB 2 (SEC File No. 333-132461) filed April 24, 2006.

Exhibit No.	Description
10.16
Amendment to Secured Convertible Debentures between Wherify and Cornell Capital Partners dated April 21, 2006 is hereby incorporated by reference from Wherify's Registration Statement on Form SB 2 (SEC File No. 333-132461) filed April 24, 2006.

10.17
Letter Agreement between Wherify and Michael D. Dingaman, Jr. dated March 27, 2006 is hereby incorporated by reference from Wherify’s Registration Statement on Form SB-2 (SEC File No. 333-132461) filed April 24, 2006.

10.18	Master Purchase/Reseller Agreement dated March 22, 2006 between Wherify and Siemens AG, Communications, Wireless Module. (+)
31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (+)
31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (+)
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (+)
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (+)

(+) Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 15, 2006	/s/ Timothy Neher
Timothy Neher, Chief Executive Officer
(Principal Executive Officer)

May 15, 2006	/s/ Mark E. Gitter
Mark E. Gitter, Chief Financial Officer, Treasurer
(Principal Accounting Officer)