Form 10KSB/A
period 2005-06-30
WHERIFY WIRELESS INC
filed 2006-06-26
CIK 1051902

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A
                                 AMENDMENT NO.1



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


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. |_|


The issuer's revenues for the fiscal year ended June 30, 2005 were $300,801.

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

Transitional Small Business Disclosure format (Check one): YES |_| NO |X|

                                EXPLANATORY NOTE
                                ----------------

This annual report on Form 10-KSB/A ("Form 10-KSB/A") is being filed to amend our annual report on Form 10-KSB for the fiscal year ended June 30, 2005 (the
"Original Form 10-KSB"), which was originally filed with the Securities and Exchange Commission ("SEC") on October 13, 2005. Accordingly, pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-KSB/A contains complete text of Item 8A of Part II, as amended, as well as currently dated certifications from the Principal Executive Officer and the Principal Financial Officer.

In connection with the Company's preparation of its recent registration statements on Form SB-2, the Securities and Exchange Commission ("SEC") through its comment letter process requested certain changes in the content and scope of our disclosure related to our controls and procedures disclosure in several of our periodic reports to the SEC, including for our fiscal year ended June 30, 2005. As a result, the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005 is being amended to correct those content and scope disclosure issues.

The amendment contained herein reflects changes resulting from correction of the controls and procedures disclosure described above. We have not updated the information contained herein for events occurring subsequent to October 13, 2005, the filing date of the Original Form 10-KSB, except to reflect the amended Controls and Procedures disclosure for the period indicated above. We recommend that this report be read in conjunction with our reports filed subsequent to October 13, 2005.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not applicable.


Item 8A. Controls and Procedures

      (a) Evaluation of Disclosure Controls and Procedures. Based on an evaluation of the effectiveness of Wherify's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this Annual Report on Form 10-KSB, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      In connection with the completion of its audit of, and the issuance of its report on the financial statements of Wherify (formerly known as IQ Biometrix, Inc.) for the fiscal year ended June 30, 2005, Malone & Bailey, PC identified deficiencies in Wherify's internal controls related to expense recognition and disclosure control deficiencies related to transactions involving issuances of Wherify's stock and stock options. The adjustment to expense and the footnote disclosure deficiencies were detected in the audit process and were appropriately recorded and disclosed in this Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005. Following a review of the deficiencies identified by Malone & Bailey, PC, management determined that we had incorrectly accounted for a number of equity-related transactions, several of which were related to the then pending merger of Wherify Wireless California and Wherify, that included various stock option transactions and stock option awards for services. Management further determined that we had incorrectly omitted expense recognition for various expenses incurred in the year just ended. As a result, management concluded that our disclosure controls and procedures were not effective as of our fiscal year ended June 30, 2005, as follows:

      o we did not have adequate transaction controls over the accounting, review and processing of certain unusual or complex transactions;

      o we did not have a systematic and documented program of internal controls and procedures over our accounting and financial reporting process to ensure that unusual or complex transactions are recorded, processed, summarized and reported on a timely basis in our financial disclosures; and

      o there is a need for the improved supervision and training of our accounting staff.

      The Audit Committee of the Board of Directors discussed the matters disclosed in this filing with the Company's independent registered public accountants, Malone & Bailey, PC. In response to the identified deficiencies, management intends to improve its disclosure controls and procedures requirements with the goal to strengthen its disclosure controls and procedures by implementing certain of the controls and procedures used at Wherify California and by improved supervision and training of our accounting staff. Management recognizes the importance of internal controls to prevent the recurrence of the circumstances that resulted in our disclosure controls and procedures not being effective. To correct the identified deficiencies in disclosure controls and procedures and internal controls, management, in consultation with its outside auditors, intends to identify, design and implement those procedures deemed necessary to correct these identified deficiencies as promptly as possible.

Steps planned to be taken during our 2006 fiscal year:

      1. Management to assessment of its identified internal control deficiencies with a goal of addressing and remediating such deficiencies by implementing certain of the controls and procedures used at Wherify California;

      2. Identify remedial actions to address and resolve our identified internal control deficiencies over unusual or complex accounting transactions;

      3. Determine and establish appropriate systems of internal controls over unusual or complex accounting transactions; and

      4. Strengthen the staff accounting skills and improve supervision controls over accounting processes including unusual or complex accounting transactions.

      Our management and directors will work with our auditors and other outside advisors, as appropriate, to develop and then ensure that our controls and procedures are adequate and effective. We believe that with a properly planned, designed and implemented system of internal controls over financial reporting, our disclosure controls and procedures will be effective. However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

      (b)   Changes in Internal Controls Over Financial Reporting.

      During our fourth fiscal quarter ending June 30, 2005, no changes were affected in our system of internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redwood Shores, California on June 23, 2006.

                            WHERIFY WIRELESS, INC.

                            By:   /s/  Timothy J. Neher
                                  -----------------------------------------
                                  Timothy J. Neher,
                                  Chief Executive Officer and Director

                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Timothy J. Neher as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this report on Form 10-KSB/A, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



             NAME                                      TITLE                        DATE
------------------------------------     ---------------------------------     ----------------
/s/ Timothy J. Neher                     Chief Executive Officer (Principal    June 23, 2006
------------------------------------     Executive Officer) and Director
Timothy J. Neher

/s/ William B. Scigliano                 Director (Co-Chairman of the Board)   June 23, 2006
------------------------------------
William B. Scigliano

/s/ Douglas Hajjar                       Director (Co-Chairman of the Board)   June 23, 2006
------------------------------------
Douglas Hajjar

/s/ Wade Fenn                            Director                              June 23, 2006
------------------------------------
Wade Fenn

/s/ John Micek III                       Director                              June 23, 2006
------------------------------------
John Micek III

/s/ Michael D. Dingman, Jr.              Director                              June 23, 2006
------------------------------------
Michael D. Dingman, Jr.

/s/ Mark E. Gitter                       Chief Financial Officer, Treasurer    June 23, 2006
------------------------------------     (Principal Accounting Officer)
Mark E. Gitter