Form 10QSB/A
period 2005-09-30
WHERIFY WIRELESS INC
filed 2006-06-26
CIK 1051902

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 2


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

                                EXPLANATORY NOTE
                                ----------------

This quarterly report on Form 10-QSB/A ("Form 10-QSB/A") is being filed to amend our quarterly report on Form 10-QSB/A for the quarter ended September 30, 2005 (the "Original Form 10-QSB/A"), which was originally filed with the Securities and Exchange Commission ("SEC") on November 15, 2005 and subsequently amended on February 16, 2006. Accordingly, Pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-QSB/A contains complete text of
Item 3 of Part I, as amended, as well as currently dated certifications from the Principal Executive Officer and the Principal Financial Officer. In addition, this report also sets forth the remainder of the Items required by Form 10-QSB that have not been amended in this filing.

In connection with the Company's preparation of its recent registration statements on Form SB-2, the Securities and Exchange Commission ("SEC") through its comment letter process requested certain changes in the content and scope of our disclosure related to our controls and procedures disclosure in several of our periodic reports to the SEC, including our first quarter period ended September 30, 2005. As a result, the Company's quarterly report on Form 10-QSB/A for the three months ended September 30, 2005 is being amended to correct these disclosure issues.

The amendment contained herein reflects changes resulting from correction of the Controls and Procedures disclosure described above. We have not updated the information contained herein for events occurring subsequent to November 15, 2005, the filing date of the Form 10-QSB/A, except to reflect the amended controls and procedures disclosure for the period indicated above and to reflect the restatement of our financial statements as reflected in the Amended Form 10-QSB/A filed on February 16, 2006. We recommend that this report be read in conjunction with our reports filed subsequent to November 15, 2005.

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

Item 3. Controls and Procedures


      (a) Evaluation of Disclosure Controls and Procedures. Based on an evaluation of the effectiveness of Wherify's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      During the period covered by this report and in connection with the completion of its audit of, and the issuance of its report on the financial statements of Wherify for the fiscal year ended June 30, 2005, Malone & Bailey, PC identified deficiencies in Wherify's internal controls related to expense recognition and disclosure control deficiencies related to transactions involving issuances of Wherify's stock and stock options. The adjustment to expense and the footnote disclosure deficiencies were detected in the audit process and were appropriately recorded and disclosed in the Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005. Following a review of the deficiencies identified by Malone & Bailey, PC, management determined that we had incorrectly accounted for a number of equity-related transactions, several of which were related to the then pending merger of Wherify Wireless California and Wherify, that included various stock option transactions and stock option awards for services. Management further determined that we had incorrectly omitted expense recognition for various expenses incurred in the year just ended. As a result, management concluded that our disclosure controls and procedures were not effective as of our fiscal year ended June 30, 2005, as follows:

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

The Audit Committee of the Board of Directors discussed the matters disclosed in this filing with the Company's independent registered public accountants, Malone & Bailey, PC. In response to the continued identified deficiencies, management intends to improve its disclosure controls and procedures requirements with the goal to strengthen its disclosure controls and procedures by implementing certain of the controls and procedures used at Wherify California and by improved supervision and training of our accounting staff. Management recognizes the importance of internal control to prevent the recurrence of the circumstances that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. To correct the identified deficiencies in disclosure controls and procedures and internal controls, management, in consultation with its outside auditors, intends to identify, design and implement those procedures deemed necessary to correct these identified deficiencies as promptly as possible.

Steps planned to be taken during the remainder of our 2006 fiscal year:

      1. Management to perform its assessment of its identified internal control deficiencies with a goal of addressing and remediating such deficiencies, by implementing certain of the controls and procedures used at Wherify California;

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

On February 13, 2006, based on an internal management review of our quarterly filings for fiscal 2006, our management and the Audit Committee of the Board of Directors concluded that a misstatement had occurred on our previously reported unaudited interim financial statements for the three month period ended September 30, 2005, which resulted in the restatement of the unaudited interim financial statements for the quarter ended September 30, 2005, as described in
Note 2 to the Notes to Financial Statements of our Form 10-QSB/A for the unaudited quarter ended September 30, 2005, and as further described in our concurrently filed Form 8-K on this matter. Specifically, the restatement of the Company's previously issued financial statement for the three month period ended September 30, 2005 was to correct a misstatement relating to the accounting for a $12,467,059 deemed dividend on preferred stock from our June 30, 2005 financial statements which had incorrectly been included as a first quarter fiscal 2006 deemed dividend on preferred stock. As a result of correcting this error, our reported net loss for the quarter decreased by $12,467,059 to a restated loss of $67,046,645 or ($1.55) per share versus the reported loss of $79,513,704 or ($1.84) per share. This restatement had no impact on any other previously reported financial results.

      (b) Changes in Internal Control Over Financial Reporting.

During our first fiscal quarter ending September 30, 2005, no changes were affected in our system of internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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



June 26, 2006                    /s/ Timothy Neher
                                 -----------------------------------------------
                                 Timothy Neher, Chief Executive Officer
                                 (Principal Executive Officer)

June 26, 2006                    /s/ Mark Gitter
                                 -----------------------------------------------
                                 Mark Gitter, Chief Financial Officer, Treasurer
                                 (Principal Accounting Officer)