Form 10QSB/A
period 2006-03-31
WHERIFY WIRELESS INC
filed 2006-06-26
CIK 1051902

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

WHERIFY WIRELESS, INC.
FORM 10-QSB/A
FOR THE QUARTER ENDED MARCH 31, 2006

EXPLANATORY NOTE

This quarterly report on Form 10-QSB/A ("Form 10-QSB/A") is being filed to amend our quarterly report on Form 10-QSB for the quarter ended March 31, 2006 (the "Original Form 10-QSB"), which was originally filed with the Securities and Exchange Commission ("SEC") on May 15, 2006. Pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-QSB/A contains complete text of Item 3 of Part I, as amended, as well as currently dated certifications from the Principal Executive Officer and the Principal Financial Officer. In addition, this report also sets forth the remainder of the Items required by Form 10-QSB that have not been amended by this filing.

In connection with the Company's preparation of its recent registration statements on Form SB-2, the Securities and Exchange Commission (“SEC”) through its comment letter process requested certain changes in the content and scope of our disclosure related to our controls and procedures disclosure in several of our periodic reports to the SEC, including our third quarter period ended March 31, 2006. As a result, the Company's quarterly report on Form 10-QSB for the three and nine months ended March 31, 2006 is being amended to correct these disclosure issues.

The amendment contained herein reflects changes resulting from correction of the controls and procedures disclosure described above. We have not updated the information contained herein for events occurring subsequent to May 15, 2006, the filing date of the Form 10-QSB, except to reflect the amended controls and procedures disclosure for the period indicated above and to reflect the restatement of our financial statements as reflected in the Amended Form 10-QSB for the three months ended September 30, 2005 filed on February 16, 2006. We recommend that this report be read in conjunction with our reports filed subsequent to May 15, 2006.

WHERIFY WIRELESS, INC.
FORM 10-QSB/A
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

On February 13, 2006, based on an internal management review of our quarterly filings for fiscal 2006, our management and the Audit Committee of the Board of Directors concluded that a misstatement had occurred on our previously reported unaudited interim financial statements for the three month period ended September 30, 2005, which resulted in the restatement of the unaudited interim financial statements for the quarter ended September 30, 2005, as described in Note 2 to the Notes to Financial Statements of our Form 10-QSB/A for the unaudited quarter ended September 30, 2005, and as further described in our concurrently filed Form 8-K on this matter. Specifically, the restatement of the Company’s previously issued financial statement for the three month period ended September 30, 2005 was to correct a misstatement relating to the accounting for a $12,467,059 deemed dividend on preferred stock from our June 30, 2005 financial statements which had incorrectly been included as a first quarter fiscal 2006 deemed dividend on preferred stock. As a result of correcting this error, our reported net loss for the quarter decreased by $12,467,059 to a restated loss of $67,046,645 or ($1.55) per share versus the reported loss of $79,513,704 or ($1.84) per share. This restatement had no impact on any other previously reported financial results. Management has determined that the deficiencies as identified by Malone & Bailey, PC in connection with the completion of its audit of, and the issuance of its report on, the financial statements of Wherify for the year ended June 30, 2005, do continue to exist and that no further disclosure controls and procedure control deficiencies had been identified as of March 31, 2006.

This Quarterly Report properly reflects all year-to-date adjustments relating to the misstatement discussed above. The Audit Committee of the Board of Directors discussed the matters disclosed in this filing with the Company's independent registered public accountants, Malone & Bailey, PC. In response to the continued identified deficiencies, management has reassessed its remediation requirements and has taken additional steps to strengthen its disclosure controls and procedures and internal controls to prevent the recurrence of the circumstances that resulted in its determination to restate the financial statements. To correct the identified deficiencies in disclosure controls and procedures and internal controls, management, in consultation with its outside auditors, will design and implement those procedures, including those listed below, deemed necessary to correct these identified deficiencies as promptly as possible.

During our third fiscal quarter we have initiated various systematic controls over the preparation and review of our accounting processes and are working to improve our internal controls over our accounting close and financial reporting processes. Attention is being given to documentary controls and evidencing the preparation and approval of accounting information and transactions. A comprehensive outline for policies and standard operating procedures over the company’s process for accounting controls and external financial reporting has been developed. We began implementing some of these items during our third fiscal quarter close and will continue to implement these items during our fourth fiscal quarter, including improved supervision and training of our accounting staff in the application of such policies and standard operating procedures. In addition, management took the following steps during the third fiscal quarter to begin addressing and remediating its identified internal control deficiencies:

1.	Hired a new Chief Financial Officer and Treasurer effective February 13, 2006;

2.	Established Audit Committee review and approval for quarterly filing of the Form 10-QSB as of the period ended December 31, 2005; and

3.	Implemented accounting close processes enhancing internal control procedures and related documentation evidencing such accounting control procedures.

Steps planned to be taken during the remainder of our 2006 fiscal year:

1.	Continue management’s assessment of its identified internal control deficiencies with a goal of addressing and remediating such deficiencies;

2.	Identify remaining remedial actions to address and resolve our identified internal control deficiencies over unusual or complex accounting transactions;

3.	Design and implement our plan for a systematic program of company policies and standard operating procedures over accounting and external financial reporting processes;

4.	Determine and establish appropriate systems of internal controls over unusual or complex accounting transactions; and

5.	Strengthen the staff accounting skills and improve supervision controls over accounting processes including unusual or complex accounting transactions.

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

(b) Changes in Internal Controls Over Financial Reporting.

During the fiscal quarter ending March 31, 2006, the following changes were affected in our system of internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting:

1.	Hired a new Chief Financial Officer and Treasurer effective February 13, 2006;

2.	Established Audit Committee review and approval process for quarterly filing of the Form 10-QSB commencing as of the period ended December 31, 2005 and thereafter; and

3.	Implemented accounting close processes enhancing internal control procedures and related documentation evidencing such accounting control procedures.

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

Item 3. Defaults Upon Senior Securities

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

June 26, 2006	/s/ Timothy Neher
Timothy Neher, Chief Executive Officer
(Principal Executive Officer)

June 26, 2006	/s/ Mark E. Gitter
Mark E. Gitter, Chief Financial Officer, Treasurer
(Principal Accounting Officer)