Form 10QSB/A
period 2006-03-31
WHERIFY WIRELESS INC
filed 2006-07-05
CIK 1051902

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

WHERIFY WIRELESS, INC.
FORM 10-QSB/A
FOR THE QUARTER ENDED MARCH 31, 2006

EXPLANATORY NOTE

This quarterly report on Form 10-QSB/A ("Form 10-QSB/A") is being filed to amend our quarterly report on Form 10-QSB for the quarter ended March 31, 2006 (the "Original Form 10-QSB"), which was originally filed with the Securities and Exchange Commission ("SEC") on May 15, 2006 and subsequently amended on June 26, 2006. Pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-QSB/A contains complete text of section 3 of Item 2 of Part I and Item 3 of Part I as amended, as well as currently dated certifications from the Principal Executive Officer and the Principal Financial Officer. In addition, this report also sets forth the remainder of the Items required by Form 10-QSB that have not been amended by this filing.

In connection with the Company's preparation of its recent registration statements on Form SB-2, the Securities and Exchange Commission (“SEC”) through its comment letter process requested certain changes in the content and scope of our disclosure related to our controls and procedures disclosure in several of our periodic reports to the SEC, including our third quarter period ended March 31, 2006. As a result, the Company's quarterly report on Form 10-QSB/A for the three and nine months ended March 31, 2006 is being amended to correct these disclosure issues.

The amendment contained herein reflects changes resulting from correction of the controls and procedures disclosure described above. We have not updated the information contained herein for events occurring subsequent to May 15, 2006, the filing date of the Form 10-QSB/A, except to reflect the amended controls and procedures disclosure for the period indicated above and to reflect the restatement of our financial statements as reflected in the Amended Form 10-QSB for the three months ended September 30, 2005 filed on February 16, 2006. We recommend that this report be read in conjunction with our reports filed subsequent to May 15, 2006.

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

As of March 31, 2006, Wherify had cash and cash equivalents of approximately $3.8 million, restricted certificates of deposit of approximately $1.3 million which were being utilized as collateral to support our obligations under a letter of credit related to our contract manufacturer, other current assets of approximately $0.2 million and current liabilities, excluding the non-cash portion of fair value of derivatives, of approximately $11.6 million, including approximately $3.4 million in past due rent obligations to our former landlord. Wherify also has a liability related to the non-current payable portion of the convertible debenture of approximately $3.3 million The increase in cash and cash equivalents during the nine months ended March 31, 2006 is primarily due to receiving net proceeds of approximately $4.3 million from a private placement of common stock and warrants, receiving net proceeds of approximately $4.6 million from the issuance of convertible debentures, and issuance of a promissory note for proceeds of $1.0 million, plus an $1.1 million decrease in restricted certificates of deposit related to our contract manufacturer, mostly offset by net cash used in operating activities of $8.4 million. Our average net cash used in operations during the nine months ended March 31, 2006 was approximately $0.9 million per month

We have financed our operations through private offerings of our common stock, issuance of debt and private borrowings. On February 22, 2006, we borrowed $1.0 million from Stephen J. Luczo and issued to Mr. Luczo a promissory note that is repayable on demand at any time after August 22, 2006. Between March 10, 2006 and March 14, 2006, we received a total of $4.6 million (after deduction of fees) from the issuance of convertible debentures to Cornell Capital Partners. On March 10, 2006 we also entered into a Standby Equity Distribution Agreement (“SEDA”) with Cornell Capital Partners pursuant to which we may periodically issue and sell to Cornell Capital Partners shares of common stock for up to a total purchase price of $40 million during the period commencing on the effectiveness of the registration statement registering such shares and terminating 24 months thereafter. Material terms and conditions of the SEDA are described in Note 9 in this report. On June 5, 2006 we filed a registration statement with the Securities and Exchange Commission (File No. 333--134718) to register 9,023,201 shares of our common stock to be sold by certain persons who are stockholders of Wherify, including up to 2,200,000 shares, which may be issued under the SEDA. On March 15, 2006, we filed a registration statement with the Securities and Exchange Commission (File No. 333-132461) to register 16.8 million shares of our common stock to be sold by us in a direct offering. On June 16, Wherify borrowed an additional $1.0 million from Stephen J. Luczo and issued Mr. Luczo a promissory note that is repayable on September 16, 2006 or at such earlier date as Wherify completes a financing.

Wherify currently does not have any credit facility available to it. Wherify has financed its operations to date primarily through the issuance of an aggregate of approximately 55 million shares of common stock and convertible debentures. There are "going concern" paragraphs in Wherify's and Wherify California's auditor's reports for the fiscal years ended June 30, 2004 and 2005. We continue in the process of locating financing sources to meet our financing needs and to provide us greater flexibility and certainty with respect to our financing needs. Adequate funds may not be available on terms acceptable to us. If additional funds are raised through the issuance of equity securities, dilution to existing stockholders may result. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our financial position, results of operations and cash flows, or we may be unable to continue operations. We have no capital leases or material commitments for capital expenditures and there are no anticipated capital leases or material capital expenditures that are reasonably expected to have a material impact on us. We have worked out an arrangement with our prior landlord pursuant to which we have begun paying back-due rent as well as paying for certain back-due expenses covered by the prior landlord. Under the agreement, upon achieving adequate financing, we are required to settle our debt with the prior landlord, which was approximately $3.4 million as of June 23, 2006. We intend to settle our remaining debt with the prior landlord through cash currently on-hand, the proceeds raised from the future sales of common stock and/or cash proceeds from future operations. As of June 23, 2006, we were three months in arrears with our rent payments to our new landlord.

We expect operating losses and negative operating cash flows to continue for at least the next nine-to-twelve months on the assumption that we continue on our business plan to successfully launch our Wherifone product in both North America and internationally during calendar 2006. Dates for launch of our Wherifone product in the various markets are contingent on a number of factors, including establishing a distribution agreement in that country or territory with a qualified distributor, signing-up a carrier to support the subsequent subscribers using our patented GPS-enabled locator services, arranging to produce adequate numbers of Wherifone products through our contract manufacturer, and the market’s general acceptance of our Wherifone product in a highly competitive and evolving marketplace for GPS-enabled locator services, including through cell phone-like devices. During this time leading up to new product launches we expect our operating costs to increase because of expected new product launch expenses not previously incurred that are related to new product brand development, marketing and other promotional activities; targeted increases in personnel to support our critical new product launch activities; the expansion of our billing and collections infrastructure and customer support services concurrent with our growth in new product sales and subscriber sign-ups; strategic relationship development with our distributors and resellers; and the working capital requirements needed to initially fill our Wherifone product pipeline from our contract manufacturer to our final customers. During our third quarter of fiscal 2006 and continuing to-date, we have begun to announce contracts with certain distributors outside North America that we expect to develop into active distribution channels for our Wherifone product and related subscriber services during the remainder of calendar 2006 and into calendar 2007.

As of June 23, 2006, Wherify had cash and cash equivalents of approximately $1.0 million and restricted certificates of deposit of approximately $1.3 million. We believe that our current cash balance will be adequate to continue our current business plan into July 2006. Our decrease in cash and cash equivalents since March 31, 2006 to June 23, 2006 is primarily due to ongoing operating expenses, technology payments and equipment purchase requirements preparing volume production at our contract manufacturer, and pre-launch testing and spending to prepare for product introduction into the North American and various foreign countries’ markets, partially offset by the issuance of a promissory note for proceeds of $1.0 million in June 2006.

Our current capital resources plus additional capital contractually committed to us is not sufficient to fund our planned operations during the twelve month period following the date of this prospectus. We intend to fund our future operations with a combination of sales of common stock under our SEDA, public and private offerings of common stock and proceeds from operations. Under our $40 million SEDA we may sell and Cornell Capital Partners is contractually committed to buy, at our discretion, up to $1 million of our common shares per week within certain guidelines and limitations, and subject to certain conditions, including effectiveness of the related registration statement. Further, during the fourth quarter of calendar 2006 product sales are expected to begin to provide cash, and the subscriber services are also expected start to contribute to our ongoing funding requirements. Neither product sales nor subscriber services are expected to make significant contributions to our funding requirements until late in calendar 2006 and calendar 2007. As a result we are carefully controlling our spending and managing our investment in our infrastructure pending the closing of our next financing. We anticipate that to reach profitability will require at least one additional public funding round beyond our current plans for a near-term public offering, and in addition to drawings under our SEDA, assuming that our currently filed registration statements are declared effective and we can commence draw-downs under that facility. As part of our Wherifone product launch plan, we are developing a company budget that specifically allocates resources to those activities that in the judgment of management best support the success of our product and services launches in North America and internationally. There is no assurance that our Wherify product and services will launch over the next twelve months, or if launched that they will achieve the market success we have targeted. We anticipate that the amount of funding necessary for the company to implement our business plan during the next twelve-month period is expected to range from between $13 million to $18 million, based on our current cash used in operations of approximately $0.9 million per month, comprised of human resources costs of approximately $0.4 million per month, occupancy costs of approximately $0.2 million per month, monthly payments on debentures of approximately $0.2 million, payment plans requirements on our outstanding accounts payables ranging between $0.1 million to $0.2 million per month, plus our expected growth in spending to support our critical new product launch activities, our billings and collections infrastructure and customer support services requirements over the next six to twelve months of approximately $0.1 to $0.3 million per month once initiated, and one time costs to catch up on current rent and security deposit obligations of approximately $0.8 million, cash outlays to fund our contract manufacturing pipeline of between $1.2 million to $2.5 million and cash outlays to address the costs of new product launches of approximately $0.9 million including brand development, promotional activities, advertising and marketing costs. Concurrent with our successful product launch we expect to accelerate the growth of our customer services support and technical infrastructure that supports our GPS-enabled location service centers, which could add up to another $0.2 million per month of costs once initiated.

We believe the above listed costs incurred during that period will help us to build the infrastructure necessary to initiate and increase revenues both through organic growth and later through possible acquisitions, which we believe hold the key to our future long-term revenue growth opportunities. We believe it will take additional products, either created in-house or acquired through acquisitions, to help us increase revenue, and ultimately to reach profitability. However, we can make no assurances that these activities will achieve the desired results of increased revenues, or that any increase in revenues will be enough to bring Wherify to profitability and positive cash flow.

Wherify is currently considering a number of different financing opportunities in order to meet its short-term cash flow needs, including its two currently filed registration statements. Management recognizes the need for additional funding after the current expected financing round, and will be taking those steps to prepare for a future public filing for a next financing round as soon as practical. Adequate funds may not be available on terms acceptable to us. If additional funds are raised through the issuance of equity securities, including the issuance of stock under the Standby Equity Distribution Agreement, dilution to existing stockholders may result. If funding is insufficient at any time in the future, we may be unable to successfully launch our Wherifone product and subscriber services in the North American or international markets, develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, or meet our current obligations, any of which could have a material adverse effect on our financial position, results of operations and cash flows. In the event that funding is insufficient at any time in the future the company will be forced to take significant steps to curtail on-going spending, including but not limited to the elimination of some or all of our operations and any or all plans for expansion of operations.

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

FORWARD LOOKING STATEMENTS

In addition to historical information, this report contains predictions, estimates and other forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under "Risk Factors" and elsewhere in this Form 10-QSB/A, and some of which we may not know. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue" or the negative of these terms or other comparable terminology.

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

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Based on an evaluation of the effectiveness of Wherify’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report, and because of our incomplete accounting for all of the issues related to the complex rules over derivatives treated as liabilities associated with our convertible debentures issued during March of 2006 and prior to the external review of our Form 10-QSB for our current period as discussed below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were still not effective as of March 31, 2006 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Additional effort is needed to fully remedy our three identified deficiencies as discussed below and we are continuing our efforts to improve and strengthen our control processes and procedures. Our management and Audit Committee intend to continue to work with our auditors and other outside advisors, as appropriate, to develop and then apply our controls and procedures with the goal of achieving adequate and effective disclosure controls. We believe that with a properly planned, designed and implemented system of internal controls over financial reporting, our disclosure controls and procedures are expected to become effective.

Control Deficiencies Identified as of Fiscal Year Ended June 30, 2005

In connection with the completion of its audit of, and the issuance of its report on the financial statements of Wherify for the fiscal year ended June 30, 2005, Malone & Bailey, PC identified deficiencies in Wherify's internal controls related to expense recognition and disclosure control deficiencies related to transactions involving issuances of Wherify's stock and stock options. The adjustment to expense and the footnote disclosure deficiencies were detected in the audit process and were appropriately corrected, recorded and disclosed in the Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005. Following a review of the deficiencies identified by Malone & Bailey, PC, management determined that we had incorrectly accounted for a number of equity-related transactions, several of which were related to the then pending merger of Wherify Wireless California and Wherify, that included various stock option transactions and stock option awards for services. Management further determined that we had incorrectly omitted expense recognition for various expenses incurred in the year just ended. As a result, management concluded that our disclosure controls and procedures were not effective and that the following three deficiencies were identified in our control process as of our fiscal year ended June 30, 2005:

•	we did not have adequate transaction controls over the accounting, review and processing of certain unusual or complex accounting transactions;

•
we did not have a systematic and documented program of internal controls and procedures over our accounting and financial reporting process to ensure that unusual or complex transactions are recorded, processed, summarized and reported on a timely basis in our financial disclosures; and

•	there is a need for the improved supervision and training of our accounting staff.

 Misstatement Identified During Current Quarter for the Unaudited Quarter Ended September 30, 2005

On February 13, 2006, based on an internal management review of our quarterly filings for fiscal 2006, our management and the Audit Committee of the Board of Directors concluded that a misstatement had occurred on our previously reported unaudited interim financial statements for the three month period ended September 30, 2005, which resulted in the restatement of the unaudited interim financial statements for the quarter ended September 30, 2005, as described in Note 2 to the Notes to Financial Statements of our Form 10-QSB/A for the unaudited quarter ended September 30, 2005, and as further described in our concurrently filed Form 8-K on this matter. Specifically, the restatement of the Company’s previously issued financial statement for the three month period ended September 30, 2005 was to correct a misstatement relating to the accounting for a $12,467,059 deemed dividend on preferred stock from our June 30, 2005 financial statements which had incorrectly been included as a first quarter fiscal 2006 deemed dividend on preferred stock. As a result of correcting this error, our reported net loss for the quarter decreased by $12,467,059 to a restated loss of $67,046,645 or ($1.55) per share versus the reported loss of $79,513,704 or ($1.84) per share. This restatement had no impact on any other previously reported financial results. This external financial reporting error was determined by management to have occurred from clerical oversight in the preparation of our unaudited first fiscal quarter external financial report and is a result of inadequate supervision and training of our accounting staff and the former chief financial officer in ensuring the reliability of our external financial reporting. Management believes it has directly addressed the issues resulting in this restatement by hiring a new chief financial officer and the immediate implementation of an external financial reporting preparation and review process that is expected to prevent or detect any such clerical issues in the future. Additionally, during the fourth quarter of our 2006 fiscal year, a new accounting manager was hired into the accounting function, further strengthening the experience and accounting knowledge available to us to prepare and process our external financial reports.

Current Quarter Ended March 31, 2006

To prepare our external financial report for our fiscal quarter ended March 31, 2006, we were required to review and determine the proper accounting entries required in applying specific and complex accounting rules for accounting for derivatives under Financial Accounting Standard No. 133 (“FAS 133”) for our convertible debentures issued on March 10, 2006 and on March 14, 2006. This necessitated us to first determine whether or not our convertible debentures required classification as a liability and once so determined, we had to identified certain accounting methodologies and entries to properly apply the rules under FAS 133 to our situation. In the course of completing these new complex and sophisticated accounting entries, we generated complex accounting calculations and account reclassifications to affect their fair value recognition as liabilities to be included in this Quarterly Report. In connection with the completion of its review of our fiscal quarter ended March 31, 2006, Malone & Bailey, PC identified certain accounting corrections and account reclassifications still required in applying the rules for accounting for derivatives under FAS 133 that were required to fully compute their fair value recognition as liabilities. These corrections amounted to an immaterial net change to our expense recognition for the period, but did indicate that further efforts were required to adequately train our staff regarding certain complex accounting requirements, including FAS 133 requirements.

37

This Quarterly Report properly reflects all year-to-date adjustments relating to the misstatement for our unaudited quarter ended September 30, 2005 and the accounting adjustments discussed above. The Audit Committee of the Board of Directors discussed the matters disclosed in this filing with the Company's independent registered public accountants, Malone & Bailey, PC. Aside from the matters discussed above, no other issues or control deficiencies were noted by our outside auditor’s review of the preparation or reporting of our unaudited third quarter external financial reports on Form 10-QSB. In addition, management and the Audit Committee reviewed the various control activities now being instituted and underway to apply both preventative and detective controls to our external financial reporting processes.

During our third fiscal quarter we have initiated various systematic controls over the preparation and review of our accounting processes, and are working to improve our internal controls over our accounting close and financial reporting processes. Attention is being given to applying consistent and systematic documentary controls and checklists evidencing of the preparation and review/approval of accounting information and transactions. Additionally, a comprehensive outline for policies and standard operating procedures over the company’s process for corporate governance, accounting process controls and checklists, standardization of accounting transaction approvals and recording, and external financial reporting procedures including signatory approvals has been developed. We began implementing some of these control forms during our third fiscal quarter close and will continue to document and implement these documentary control polices and standard operating procedures during our fourth fiscal quarter, including improved supervision and training of our accounting staff in the application of such policies and standard operating procedures. In summary, management took the following steps during the third fiscal quarter to begin addressing and remediating the Company’s three previously identified internal control deficiencies:

1.	Hired a new Chief Financial Officer and Treasurer effective February 13, 2006;

2.	Established Audit Committee review and approval for quarterly filing of the Form 10-QSB as of the period ended December 31, 2005; and

3.	Implemented accounting close processes enhancing internal control procedures and related documentation evidencing such accounting control procedures.

In response to the continuation of the three previously identified control deficiencies since the fiscal year ended June 30, 2005 as discussed above, and based on the need to restate our first fiscal quarter’s unaudited external financial report on Form 10-QSB/A, particularly in the areas of insufficient review processes during the earlier quarters of our fiscal 2006 period, and the continuing need to improve the training and staffing of the accounting function, management has determined that it currently has a significant deficiency in its ability to report external financial data reliably in accordance with generally accepted accounting principles such that there has been demonstrated a more than remote likelihood that a misstatement of the Company’s annual or interim financial statements that is more than inconsequential may not be prevented or detected. As a result, management has determined that the three control deficiencies as previously identified by Malone & Bailey, PC in connection with the completion of its audit of, and the issuance of its report on, the financial statements of Wherify for the year ended June 30, 2005, do continue to exist as of March 31, 2006. The Company views this as a serious issue. The Company is committed to correct the identified significant deficiency in disclosure controls and procedures and internal controls as soon as feasible. Management, in consultation with its outside auditors and other outside advisers as appropriate, is working to design and implement those procedures deemed necessary to resolve these three previously identified control deficiencies. Management is encouraged by the remedial steps taken during our current fiscal quarter and the ongoing improvements over disclosure controls being instituted in our accounting function including those listed below.

Steps planned to be taken during the remainder of our 2006 fiscal year:

1.	Continue management’s assessment of its three identified internal control deficiencies with a goal of addressing and effectively remediating those three identified deficiencies;

2.
Continue remedial actions to address and resolve our identified internal control deficiencies over unusual or complex accounting transactions, including clear documentation of procedures to be followed in accounting for our current complex accounting matters to be used in conjunction with our year end accounting and reporting processes for our fiscal year ending June 30, 2006;

3.
Design and implement our plan for a systematic program of company policies and standard operating procedures over accounting and external financial reporting processes by beginning the process of incorporating existing policies into our recently finished comprehensive framework and begin drafting those policies and standard operating procedures most relevant to our current accounting operations;

4.	Determine and establish appropriate systems of internal controls over unusual or complex accounting transactions; and

5.
Strengthen the staff accounting skills and improve supervision controls over accounting processes including unusual or complex accounting transactions. As resources are available this will include intermediate and advanced level accounting training seminars, as appropriate.

As concluded above, additional effort is needed to fully remedy these three identified deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Our management and Audit Committee intend to continue to work with our auditors and other outside advisors, as appropriate, to develop and then apply our controls and procedures with the goal of achieving adequate and effective disclosure controls. We believe that with a properly planned, designed and implemented system of internal controls over financial reporting, our disclosure controls and procedures are expected to become effective.

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

3.
Implemented accounting close processes enhancing internal control procedures and related documentation evidencing such accounting control procedures including documenting preparation, review and approval.

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

July 3 2006	/s/ Timothy Neher
Timothy Neher, Chief Executive Officer
(Principal Executive Officer)

July 3, 2006	/s/ Mark E. Gitter
Mark E. Gitter, Chief Financial Officer, Treasurer
(Principal Accounting Officer)