Form 10KSB
period 2006-06-30
WHERIFY WIRELESS INC
filed 2006-09-13
CIK 1051902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————
FORM 10-KSB
——————
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2006
Commission file number 0-24001
——————
WHERIFY WIRELESS, INC.
(Name of small business issuer in its charter)

Delaware	76-0552098
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2000 Bridge Parkway, Suite 201
Redwood Shores, California 94065
Tel: (650) 551-5200
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
——————
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Title of Each Class
Common Stock, $.01 Par Value
Check whether issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the issuer (1) has filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
The issuer’s revenues for the fiscal year ended June 30, 2006 were $154,936.
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) The aggregate market value of the voting and non-voting common equity on September 6, 2006 was approximately $23,958,629, based on the closing price of such stock of $0.50 per share on such date.
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. Number of shares Common Stock, $.01 par value, outstanding as of September 6, 2006 was 59,514,013.
Transitional Small Business Disclosure format (Check one):  Yes ☐     No ☒

PART I
Items 1 and 2. Description of Business and Properties.
INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
In addition to historical information, this report contains predictions, estimates and other forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under “Risk Factors” and elsewhere in this report, and some of which we may not know. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology.
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in this report in greater detail under the heading “Risk Factors.” Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits to the report completely and with the understanding that our actual future results may be materially different from what we expect.
Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
General
Wherify Wireless, Inc. (“Wherify” or the “Company”) is a pioneering developer of patented wireless location products and services for family safety and communications, and law enforcement and security technology solutions. Our portfolio of intellectual property includes our proprietary integration of the US Government’s Global Positioning System (GPS) and wireless communication technologies; our patented back-end location service; the Wherifone™ GPS locator phone which provides real-time location information and lets families with pre-teens, seniors, or those with special medical needs, stay connected and in contact with each other; and our FACES™ industry-leading facial composite technology, which is currently being used by thousands of public safety agencies worldwide. Our name, Wherify Wireless, reflects our mission and objective: verify the location of loved ones or possessions of value through wireless technology.
On April 14, 2004, Wherify (formerly known as IQ Biometrix, Inc.), a wholly owned special purpose acquisition subsidiary of Wherify, and Wherify California, Inc., a California corporation (formerly known as Wherify Wireless, Inc.) (“Wherify California”) entered into an Agreement and Plan of Merger pursuant to which the wholly owned subsidiary merged with and into Wherify California, with Wherify California surviving as a wholly owned subsidiary of Wherify. Both Wherify and Wherify California received stockholder approval for the merger at special meetings held on July 19, 2005, and the merger was closed on July 21, 2005. Upon the merger, Wherify (which was then known as “IQ Biometrix, Inc.”) changed its name to “Wherify Wireless, Inc.”, and shortly thereafter Wherify California (which was then known as “Wherify Wireless, Inc.”) changed its name to “Wherify California, Inc.” Wherify was originally the result of a merger of JVWeb, Inc., a Delaware corporation, and IQ Biometrix California, Inc., a California corporation. JVWeb was incorporated on October 28, 1997. Wherify California was incorporated in March of 1998, and was founded to develop products and services to compete in the wireless location-based services (“WLBS”) market.
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

DESCRIPTION OF OUR WIRELESS LOCATION PRODUCTS BUSINESS
General
We have developed a comprehensive, end-to-end location system, which includes both a wearable locator and hand held “cell phone” type device (“Personal Locators”) utilizing a proprietary Location Service Center (“LSC”) for communications with the Personal Locators. Our tested and proven location system enables subscribers to obtain accurate location information for loved-ones or valuable property directly through the Internet or over any phone, 24 hours-a-day, seven days a week. Two-way voice communications enabled in the hand held unit will allow direct voice communication between the subscriber and a loved one or care giver.
Our first hardware product, a children’s model GPS Locator, combined the power of enhanced GPS and digital personal communications service (“PCS”) technologies. This product embedded a highly miniaturized location system within a lightweight wrist-worn device. Importantly, in addition to providing location information this device could be used to send out a panic call in the event of an emergency, as well as function as a pager and an accurate watch.
Our next generation product combines the power of enhanced GPS and tri-band GSM technologies. This product allows a remote user to not only “ping” the device to receive location information, but also to make a call to the device to speak directly with the device user. In addition, the device user can make direct calls through the device and also call 911 in case of emergency.
We can provide location and tracking information in real-time to customers using the product for both routine and emergency situations through Wherify’s 24x7 Location Service Center and carrier-class automatic call distribution equipment that is connected to existing telephony and internet infrastructures. Following purchase and service activation, a subscriber may determine the locations of the product either by telephoning a toll-free number or through the Internet.
The Location Service Center and automatic call distribution equipment are fully equipped with an off-the-shelf database, computer and telephony call distribution and credit card billing application software. Subscriber telephony and Internet communications are routed through our-proprietary, fault-tolerant, carrier-class, and application-specific interface software.
We intend to design and market a family of GPS Locators to address five major markets: children, adults (Alzheimer’s patients, senior, disabled, active adults, teenagers), automotive/commercial/payload tracking, pet owners and corrections (electronic offender monitoring). Following purchase and service activation, a subscriber may determine the locations of the product either by telephoning a toll-free number or through the Internet.
Our hardware products are essentially enablers of our location service system. We expect that the majority of our gross margin after subscriber buildup will come from recurring service revenues. Our new handheld unit is expected to retail for around $99.95. Monthly recurring service revenues will vary based upon the selected monthly rate plans. We expect that standard rate plans will range from $14.95 to $64.95 per month. Wherify California began selling its initial product in May 2003, but discontinued this product in May 2005.
Having built the first wearable GPS Personal Locator, we plan to integrate this technology platform into a wide variety of products for the emerging location-based services marketplace worldwide. We have developed a GSM version of our handheld locator (“Wherifone”), which will allow us to further penetrate the international market. This product is in production, has passed all three international GSM Industry certifications (PCS Type Certification Review Board, Full Type Approval, and Global Certification Forum) and is now going through review by domestic and international mobile operators for final network approvals. Additionally, we have plans to develop a smaller, adjustable version of our first generation children’s watch, utilizing GSM technology. We discontinued sales and support of our first generation watch in May 2005 (and anticipate switching customers to the Wherifone after final carrier approval). For our next generation products, we plan to partner with strategic “market makers” who would work together with us to market and distribute specific products through their channels.
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

Industry Overview
The wireless location-based services market is a relatively new industry. Following is a brief description of some of its characteristics:
•
Prices of enabling “location” technologies (GPS, wireless connectivity, Internet) and products are falling while their capabilities are increasing;
•
Availability and deployment of higher speed wireless data networks (GPRS, EDGE, WCDMA) and products are emerging;
•
The Internet has provided the ability to host application services eliminating the technical infrastructure and management expense;
•
Network operators and wireless carriers are seeking new, higher margin services to offset declining voice access revenues; and
•
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
Target Multiple Applications
Our planned family of GPS Personal Locators is targeted to address five major markets: children, adults, automotive/commercial/payload tracking, pet owners and corrections. We intend to use strategic pricing and promotion programs to initially capture a substantial customer base from the personal safety segment of the emerging wireless location-based services market. We also intend to offer our Location Service Center services to non-Wherify products and hardware systems (i.e. handsets, personal electronics) of major electronics manufacturers as such third-party products and systems become available.
Children. Due to the emotional nature of the benefit Wherify is offering, we view this segment as having the most immediate market potential, and therefore the locator watch was the first product launched. The GPS Personal Locator for Children was targeted for dual-income and single parents of 4-12 year old children. At the lower end of this age range, children are starting to gain more independence from their parents and are more likely to be “out of the parent’s sight” for a variety of reasons (day care; school; playing with friends; etc). We believe that both parent and child interest in the product would level off after age 12, when a child’s range of freedom and desire for privacy increases dramatically. The service was positioned as “complementary” to parent supervision, not a replacement for it. The Wherifone will be positioned as a children’s first cell phone, with the location features that a parent needs to keep tabs on their 6-14 year old child. This product has replaced the GPS Personal Locator for Children for this segment.
Adults. We believe the demographic segments offering the greatest opportunities are Alzheimer’s patients, seniors (65+ years of age), and active adults and teens. One primary application is for “active adults”: those people who participate in recreational activities (such as boating, jogging, hiking, camping) that could put them at risk of getting lost, being injured or becoming a victim of a violent crime. Other potential users include working women, teens, couples and developmentally challenged adults. Wherify believes that these people would be very interested in using the location service during an emergency situation, as a combination location service/notification to law enforcement when a crime is in process where a subscriber is the victim, and simply as a means of communicating one’s location to a friend or loved-one. The Wherifone will be marketed to this segment of the market.
Automotive/Commercial/Payload Tracking. As competitive forces continue, we believe that car and truck dealers will continue to look for ways of increasing their profitability through value-added services and after-market sales. We believe that our products and services would offer dealers this type of profit-building opportunity. The hand held unit will be positioned as the “OnStar” in your pocket and out of the car. Permanent installation for theft recovery applications would be simplified due to the miniaturized nature of the hardware and the embedded antenna technology. It could be placed in virtually any car or truck the dealer sells.
We are also targeting businesses and organizations that use fleets of vehicles. We believe our products would be attractive to any business owner who needs to know the location of their vehicles and/or payload(s).
The Wherifone, with accessories such as a cigarette lighter adapter and a direct connection to the automobile battery and/or UBS system, will be marketed to this segment of the market.
Pet Owners. This market segment would utilize our technology to locate pets that have run away, been stolen or become lost. The pet collar device will be of a clip on nature and will utilize the same location (GPS) and communication (cellular) technologies as the GPS Personal Locator; however, since it will not need many of the added features (watch display, paging, wearer-triggered alarm), we anticipate being able to produce it at a lower unit cost. We intend to use the Wherifone core technology, wrapped in a more industrial, water resistant package that will attach securely on a pet’s existing collar, to market to this segment.
Corrections. Current technologies used to monitor individuals with movement-restrictions often do not meet the needs of law enforcement officials. For example, house arrest systems that utilize an “RF tether” to monitor an individual’s presence in his or her home will alert officials if the person leaves the house, but will not provide information on where the person has gone. Wherify believes the increase in over-crowding in jails and prisons provides a further incentive to utilize location and tracking products.
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
Forge Strategic Relationships
Establishing and building United States and international partnerships, licensing agreements, OEM, and carrier relationships with major market players, utilizing our technologies will facilitate efficient entry into new markets. Forging strategic partnerships including co-branding, distribution and marketing with telecommunication companies, wireless carriers, national retailers, major consumer brand companies and mass media will align our sales and marketing efforts with established sales channels. Our locators were originally designed by Flextronics, Inc., and subsequently have been updated with the latest GPS chipset and radio module technology. Jabil Circuit, Inc. is currently manufacturing the product. Jabil Circuit is a respected tier one worldwide contract manufacturer.
Leverage First Mover Advantage
We believe we are the first company to successfully design and develop a low-cost, personal locator for the consumer and business markets using existing wireless and GPS “chip” sets, networks and technologies. We believe that leveraging existing third-party telephony, contract manufacturing, application software packages and data/call center infrastructures will minimize our costs and time-to-market.
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
Our products provide real-time information on product location as a service to consumer and business customers in both routine and emergency situations. This service will be provided through our 24x7 Location Service Centers housed in web co-hosting data center companies. The Location Service Centers use our proprietary application-specific interface “thin-client” software (patent pending) and carrier-class Automatic Call Distribution (“ACD”) equipment that is connected to existing telephony and Internet infrastructures.

The key features of our initial product are identification and communication electronics that have the ability to receive commands and send responses using a wireless signal initiated either by a telephone call or an Internet transaction. The product can determine its own location and communicate this information through worldwide GSM networks to Wherify’s Location Service Center. The searching party will be given the user’s exact location through the Internet via a map interface on Wherify’s web site or verbally by telephone.
Additionally, our Wherifone technology has incorporated two-way voice communication combined with location services. We have developed the Wherifone using Siemen’s wireless GSM technology, which will allow for deployment in Europe, Asia, Latin America and other GSM-centric markets around the world.
Location Service Center Overview
Wherify’s proprietary Location Service Center provides the complete array of back-end services to subscribers. Upon purchase of the product, selection of a service plan and activation of service, customers establish their personal pass code and configure their Wherifone (for example by programming the five one-touch dialing buttons for out-bound calling). A subscriber can have more than one product included on his or her account, and can set up individual profiles for each product.
The subscriber initiates requests for information on their product’s location by telephone (1-877-WHERIFY) or through the Internet via Wherify’s web site. Wherify’s Location Service Center (“LSC”) automatically contacts the product via the local cellular communications infrastructure, requesting the product’s location. The Wherifone utilizes GSM/GPRS technology and transmits on a GSM network. The Wherifone locator utilizes tri-band GSM technology.
The product’s GPS electronics, utilizing advanced “weak signal server-enhanced” technology, will provide rapid location identification. With this technology, the most current satellite data (“Ephemeris data”) is delivered to the product during the request for location. This greatly enhances GPS performance in less-than-ideal circumstances (i.e. urban canyons, deep building interiors, and other difficult areas), enabling the product to get a location from GPS satellites ten times faster (10 seconds versus 100 seconds) than with Standard GPS. The cellular tower ID is also used to augment the location information provided.
Having determined its location, the product then communicates the location information to the Location Service Center. The location information is then passed to the subscriber via the Internet (with a map and closest street address) or over the phone (via live operator). In most cases, the entire process takes less than 60 seconds. A copy of the event is stored in the customer’s files.
The accuracy of the location information provided by Wherify products will be within a few feet in optimum conditions, significantly better than that required by FCC (accuracy to be within a radius of 150 feet 67% of the time).
In addition to these basic location reporting capabilities, the Location Service Center also offers several additional features to subscribers:
Breadcrumbing. The subscriber is able to get a report on a series of location events through “breadcrumbing”. With this feature, the user can determine the location history of the user. Parents may want to use this feature to confirm the whereabouts of their child if he or she is in the care of a guardian and has several appointments throughout the day. To utilize this feature, the subscriber predetermines the number of locations he or she wishes to track, as well as the desired time interval between locations (i.e. identify a total of 12 locations, one every 15 minutes). Once all locations are identified, a report will be automatically issued. The subscriber can then request a mapping of the desired locations.
Temporary Guardians. Through the Location Service Center, subscribers can set-up a “temporary guardian”, who will have access to location features only (no account management functions). Parents may want to use this feature when their child is visiting a relative and they want that person to be able to determine the child’s location.
Custom Installations. Custom installations will be available to corporate customers, such as amusement parks and corrections facilities, who want to purchase independent custom-designed systems to monitor and track their Wherify products.

Technology
Our wireless products are wireless location technology-independent. Consequently, whether the various wireless operators choose to use GPS, AOA, TDOA, adaptive antenna arrays or multipath fingerprint location systems, Wherify’s product and Location Service Center is equally effective. Our current product design utilizes tri-band GSM telephony chip sets and can be adapted in the future to the then prevalent wireless technology, be it 2.5G or 3G. The product’s GPS electronics, utilizing advanced “weak signal server-enhanced” technology will provide rapid location identification.
Each product is programmed with a unique I.D. number and uses standard cellular frequencies to communicate its location. The product is also programmed with a unique subscriber I.D. number. This allows the owner to subscribe to the service needed.
We have developed a “carrier-class” architecture and facility to create and manage our proprietary Location Service Center (reliable to 99.999%). The Local Service Center runs on redundant off-the-shelf servers. This enables cost-efficient expansion, without the need for application code changes.
Sales and Marketing
We anticipate that our Wherifone product will retail for less than $100.00, with monthly service plans ranging from $14.95 to $64.95. We intend to use several different sales channels for our products:
Direct Sales Channel. We intend to sell our products domestically through direct and indirect sales channels and specialty markets. Our initial sales and distribution strategy is to establish product awareness and build volume through a distribution strategy comprised of a combination of direct and indirect channels.
Ongoing inquiries from consumers interested in purchasing the product directly from us and traffic to our web site provide strong evidence of the underlying consumer interest in acquiring our product. Capitalizing on this awareness we have been able to build traffic on our web site and our partnership with affinity groups. We believe that this “grassroots” approach is a cost-effective way of establishing us in the market.
Direct-to-consumer distribution channels include: e-commerce, telesales, partner programs, and possibly our own kiosks located in high traffic retail locations.
Retail Sales Channel. To achieve our volume and awareness goals, our sales efforts are focused on gaining distribution through national consumer stores and various security companies, as well as regional and local retailers. Wherify intends that the Wherifone product line will be distributed through strategic partners to big box retail stores such as Best Buy, Circuit City, RadioShack, Staples, Wal-Mart, and Target. To date, we have entered into one nationwide distribution agreement with Toys R Us.
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
Within our partners program, business-to-business or OEM channel, we also plan to target several vertical markets, such as the security market, the automobile roadside assistance channel, and the cellular carrier’s subscriber base. Security service firms, such as ADT, have an established base of consumers with heightened security concerns. Automobile roadside assistance companies, such as AAA, have millions of subscribers and huge upside potential. We intend to leverage their customer base for increased market share and we believe these people will be highly receptive to our future products.
Specialty Sales Channels. Our strategic partners as well as our own sales team will handle sales to specialty market outlets, including electronic monitoring/corrections, automotive/commercial/payload, and pet care.
For the electronic monitoring/corrections market, we intend to build on our relationships with key federal and regional law enforcement agencies across the country. We will continue to work with the Office of Law Enforcement Technology Commercialization (“OLETC”), which was formed to develop and refine new strategies to accelerate the commercialization of innovative law enforcement and corrections (“LEC”) products. We intend to work with OLETC to address law enforcement and corrections’ needs for a high-quality, low-cost product that will enable law enforcement and corrections personnel to monitor and track the location of people who are on supervised release. We intend that OLETC will be our primary partner in providing introduction, implementation and endorsement of the corrections product in both federal and state law enforcement groups throughout the U.S. We intend to work with the L.A. County Sheriffs Office, the Florida State Police, and the Ohio State Prison Bureau during development of the correction product and will be utilized for beta testing. The corrections market will be offered products through lease programs, accompanied by appropriate monitoring and tracking services. Most contracts are won by competitive bid and will vary according to need, ranging from 24-hour tracking to parameter monitoring.
Manufacturing
Presently, we outsource all assembly, testing and supply chain functions in order to reduce fixed overhead and personnel costs, thus providing flexibility in meeting market demand and to recognize economies of scale that a larger manufacturing organization can provide. We contracted with Flextronics for the design and certain pre-production services of our Wherifone product line. We have contracted with Jabil Circuits, Inc. for the manufacturing of our current Wherifone product line. As of September 7, 2006 we have received around 3,000 units of our current GSM Wherifone product from the manufacturer, and we expect to have received around 20,000 units of our current GSM Wherifone product from the manufacturer by the end of September 2006. We do not expect any substantial modifications are necessary in order to bring the product to market. We have started full production of our Wherifone product and are in the process of finalizing our strategic partnerships with telecommunication companies, wireless carriers, and national retailers. Our manufacturer requires a letter of credit for the full amount of the goods prior to the commencement of manufacturing.
Competition
The wireless location-based services market is a relatively new and immature industry, and we expect it to become highly competitive. There are substantial barriers to entry, but competition from existing competitors and new market entrants will intensify in the future. Current and potential competitors in our markets include, but are not limited to the following: uLocate Communications, Inc., Benefon OYJ, Global Pet Finder, POMALS Inc., LoJack Corporation, Verizon, FireFly, Disney, Mattel, Digital Angel Corporation, WebTech Wireless Inc. and Siemens AG.
We believe that we hold a distinct competitive advantage over all identified potential direct competitors. In addition to its smaller size and superior performance and features, only the Wherifone is designed to have enhanced GPS with GPS/GPSR technology with a very small form factor. Additionally, the accuracy of the technology is estimated to be 1-20 meters. The competing technology in GSM is estimated to give 100-300 meter accuracy. The Wherifone is also designed to control the outbound call of the user which is expected to give the company an advantage to other technologies.
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

Engineering and Development Costs
Engineering and development costs for fiscal year 2006 equaled approximately $1.6 million or 12% of our total expenses in that year. Engineering and development costs for fiscal year 2005 equaled approximately $4.8 million or 40% of our total expenses in that year.
Intellectual Property
We rely on a combination of copyright, trademark, trade secret and other intellectual property laws, nondisclosure agreements and other protective measures to protect our proprietary rights in our wireless location products business. Our first patent in this business segment was approved by the United States Patent Office on December 7, 1998, and was issued on May 18, 1999. Additional patents have been issued on March 26, 2002 and May 14, 2002. Other patents, filed in June 2003 and March 2005, are pending as of June 30, 2006. We rely on third-party licensors and other vendors for patented hardware and/or software license rights in technology that are incorporated into and are necessary for the operation and functionality of our products.
DESCRIPTION OF OUR FACIAL COMPOSITE SOFTWARE BUSINESS
Overview
We are a provider of facial composite software to federal, state and local law enforcement agencies primarily in the U.S. and several European countries. The FACES™ technology was initially developed in the mid-1990’s by Montreal-based entrepreneur Pierre Cote, the founder of InterQuest Inc., which launched FACES™ version 1.0 in 1998. InterQuest subsequently filed for bankruptcy in October 2000. In August 2001, another Canadian company acquired the FACES™ technology out of the bankruptcy proceedings on a deferred payment basis. When this acquirer was unable to raise funds to make the deferred payments, it defaulted and filed for bankruptcy in September 2001. Pierre Cote and other former InterQuest management and stockholders founded IQ Biometrix California, Inc. and acquired ownership of all of the rights, title and interest in and to the FACES™ business and intellectual property, including software, patents and trademarks, the FACES™ library, inventory and other items out of bankruptcy.
On March 22, 2002, IQ Biometrix California merged with and into Wherify Acquisition Corporation, a newly formed, wholly-owned Delaware subsidiary of JVWeb and JVWeb changed its name to “IQ Biometrix, Inc.” Because JVWeb had no significant assets or operations at the time of the merger, the merger was treated for accounting purposes as a “reverse merger.” Although JVWeb was at the time a public company that acquired all of the assets of Wherify, for accounting purposes Wherify was treated as the acquirer.
Industry Background
Our management believes that crime and homeland security remain a major concern, and that there continues to be a strong interest in technology that can help identify suspects and provide front line support to fight crime and terrorism. Among these technologies, facial composite and facial recognition technologies are segments of the biometric market.
The Faces™ Solution
The FACES™ product allows the user to create and re-create billions of human faces. Facial features selected from a database are automatically blended together to produce a photo-quality composite facial image. The technology helps law enforcement agencies identify, track and apprehend suspects.
FACES™ automatically generates a unique alphanumeric “InterCode”™, for each image. The digital character of the InterCode™ and its small size allow it to be transmitted easily via any telecommunications network (phone, fax, email). The code also gives law enforcement agencies greater security when sharing facial composites relating to sensitive investigations.
The photo quality of FACES™ composites allows them to be used effectively with facial recognition technology. For example, FACES™ has been integrated with FACE Plus technology from Dataworks Plus to allow police departments to include facial composite evidence in mug shot database systems and to use the composites as a query to search these databases, and return possible matches for positive identification.

Strategy
We believe that we are well positioned in the “public sector” market. We have the contacts, experience and knowledge, strategies, and approach to capitalize on the sales opportunities throughout the various government agencies.
Even though we will continue to execute our sales strategy with respect to the FACES™ product, we do not expect that the FACES™ product line will be a material factor in our business strategy in the future.
We believe that the limited and constrained nature of existing law enforcement budgets at the county and local levels, coupled with budget priorities that are focused elsewhere, will significantly limit our ability to derive revenue from the facial composite market.
While our inability to successfully commercialize our FACES™ technology has resulted in nominal financial results, we believe that our personal relationships with decision-makers in the government sectors, the strength of our management and experience in the crime and homeland security industry and our anticipated continued access to public policy decision makers that were developed in connection with the facial composite software business will be a material factor in our ability to successfully commercialize our other products such as corrections applications, including tracking of prisoners and persons under surveillance.
We will pursue a strategy to maximize the value of the FACES™ product lines with the intent to sell or license them to a third party, or to create a divested company to seek further investment in and development of these assets. At this juncture, however, there are extremely limited resources to pursue further commercialization of the FACES™ technology, which we believe would likely require significant additional capital and incur significant additional losses before profitability, if any, could be achieved.
Products
FACES™ is a software technology that allows operators to develop accurate, photo-like facial composite images. The FACES™ database includes thousands of facial features; selected features are automatically blended together to provide facial images of either gender and any race. A unique alphanumeric ID code generated for each facial image can be transmitted over any telecommunications channel (telephone, email, fax) and provides police agencies with additional security when exchanging suspect images relating to sensitive investigations. FACES™ is both PC and Mac-compatible and can be run on any standard desktop or portable computer. It can be operated in English, French and Spanish.
FACES™ 4.0, launched in July 2003, provided several important advancements over prior versions, including an expanded database, improved zoom and position tools, new facial marking and aging elements, and enhanced ability to export composites to police bulletins and websites. FACES™ 4.0 is available in single and multi license versions with an add-on subscription product that provides extended maintenance and free upgrades to new product releases. FACES™ 4.0 EDU, designed specifically for classroom use, was launched in May 2004, and includes a curriculum for middle and high school level science learning objectives.
Product Development and Manufacturing
To date, the FACES™ products have been developed primarily through the use of outside contractors. Initial versions of FACES™ were developed by Enterprise Cogniscience, Inc., a privately-held software development company, using a proprietary programming environment. We are not dependent on any other third party products or technology.
We outsource the manufacturing and packaging of our software CDs and supporting documentation of the FACES™ product. There are a number of software manufacturing and packaging companies that are available in the event our current vendor becomes unavailable. Quality control tests are carried out internally and selectively performed on finished products.
Marketing, Sales and Markets
Our marketing strategy has to date aimed to penetrate two target markets: public security/law enforcement agencies; and K-12 and post-secondary education. We have sold FACES™ technology to approximately 2,500 law enforcement agencies through direct sale and reseller channels. The effectiveness of these channels has been restricted by lack of resources.
We believe that the sale or licensing of the FACES™ LE product line to a partner with an established presence and profile in the law enforcement market, well-funded sales and marketing operations, and complementary product offerings, could result in substantially expanded sales, and that such transaction could provide proceeds or recurring license revenue. Similarly, we are pursing opportunities for sale or licensing of the FACES™ EDU to a player with deep experience and exposure in the domestic and international educational science supply market.
Alternatively we may seek to divest the FACES™ LE product line to a separate company which can seek appropriate investment to implement a strengthened sales and marketing plan.
Intellectual Property
We rely on a combination of patent law, trademark law, trade secret protection, copyrights law and confidentiality and/or license agreements with our employees, customers, partners and others to protect our proprietary rights. We currently have two United States patent applications covering “Method and apparatus for creating facial images” and “InterCode™”.
Competition
Our current competitors of the FACES™ products include Identikit from Smith & Wesson, Suspect ID from ImageWare, COMPHOTOFIT +COLOR from Sirchie, E-fit from Aspley and Facette from Identi.net. We believe that our product offering is superior to competing products in terms of price, ease of use, depth and extent of data bank, and data transfer capacity. Nevertheless, most of our current and potential competitors have longer operating histories, greater brand recognition, larger customer bases and significantly greater financial, marketing and other resources.
GENERAL
Facilities
Wherify’s headquarters is located in approximately 25,000 square feet in one facility in Redwood Shores, California under a lease which expires in October 2009. Our headquarters houses all of our employees as well as a pilot facility and a small production facility. There is also nearby expansion capacity of 100,000 square feet to house employees needed to support operations if we elect not to outsource the emergency operator function. Our lease payments are $116,812 per month. In management’s opinion, the leased premises are adequately insured.
Working Capital
As of June 30, 2006, we had cash and cash equivalents of approximately $0.5 million, restricted certificates of deposit of approximately $1.3 million, which are being utilized as collateral to support our obligations under a letter of credit related to our contract manufacturer, other current assets of approximately $0.5 million and current liabilities, excluding the non-cash portion of fair value of derivatives, of approximately $12.4 million, including approximately $3.1 million in past due rent obligations to our former landlord. We also had a liability related to the non-current payable portion of the convertible debenture of approximately $2.9 million. As of August 15, 2006, we had cash and cash equivalents of approximately $1.1 million and restricted certificates of deposit of approximately $1.3 million. On February 22, 2006, Wherify borrowed $1.0 million from Stephen J. Luczo and issued to Mr. Luczo a promissory note which is repayable on demand at any time after August 22, 2006. Between March 10, 2006 and March 14, 2006, we received a total of $4.5 million (after deduction of fees) from the issuance of secured convertible debentures to Cornell Capital Partners. On March 10, 2006 we also entered into a Standby Equity Distribution Agreement with Cornell Capital Partners pursuant to which we may periodically issue and sell to Cornell Capital Partners shares of common stock for a total purchase price of $40 million during the period commencing on the effectiveness of the related registration statement and terminating 24 months thereafter. Material terms and conditions of the Standby Equity Distribution Agreement are described in the Company’s Form 8-K filed on March 13, 2006, and in related subsequent registration statements, as filed by the Company with the U.S. Securities and Exchange Commission. On June 16, 2006, Wherify borrowed an additional $1.0 million from Stephen J. Luczo and issued to Mr. Luczo a promissory note which is repayable on September 16, 2006 or at such earlier date as Wherify completes a financing. On August 8, 2006 we priced our direct offering of 16,800,000 of our common shares at $0.25 per share and then held our initial closing on the sale of shares under this offering on August 11, 2006. In this initial closing and the subsequent closing through August 18, 2006 we sold an aggregate of 4,212,500 shares for $1,053,125. We intend to pursue various sources of public and private financing, including our current direct issuance of common stock, to provide us greater flexibility and certainty with respect to our financing needs.
Employees
As of August 18, 2006, we employed 31 people, of whom 2 were employed in engineering, 3 in manufacturing, 6 in information technology, and 20 in sales, marketing, finance, management and administrative services. Our employees are not represented by a labor union. We believe that our employee relations are good.
Legal Proceedings
Venture Corporation Limited, a Singapore Corporation v. Wherify Wireless, Inc, a California Corporation
On October 15, 2004, Venture Corporation Limited, a Singapore corporation (“Venture”), filed suit against Wherify California, in the United States District Court, Central District of California. The complaint sought approximately $5 million in damages for breach of contract, fraud and common counts alleging that Wherify California failed to pay certain amounts owed for the manufacture of the children’s model personal locater (“CM1”). Wherify California answered Venture’s complaint on November 16, 2004 and filed a cross-complaint alleging that Venture failed to timely deliver conforming goods. A mediation between the parties ended without a resolution. A court trial concluded on November 4, 2005, and on December 27, 2005 the District Court’s judgment awarding Venture approximately $1.7 million in damages (including costs) was entered. On January 26, 2006, a Notice of Appeal was filed with the United States Court of Appeals for the Ninth Circuit which Wherify intends to vigorously pursue. Venture has commenced collection procedures, including attempts to levy upon assets and accounts of not only Wherify California, but also its parent, Wherify. On September 25, 2006 a hearing is scheduled regarding Venture Corporation’s motion to amend its judgment to add Wherify to its judgment against Wherify California. Wherify believes that there are no legal grounds or basis for any claim or attempt to levy against Wherify or any of its assets, and intends to vigorously defend against any such claims or attempts to levy.
Lariviere, et al. v. I.Q. Biometrix, Inc., a Delaware Corporation, et al.
On August 5, 2005, plaintiffs Sylvie Lariviere, Robert Rios, Toni Lange, Fernand Beland, Frederic Serre and Roland Vroye, filed their first amended complaint against I.Q. Biometrix, Inc., a Delaware corporation, in Fresno County Superior Court, State of California. Plaintiffs’ complaint alleges causes of action for breach of contract and fraud for a failure to issue stock options pursuant to an alleged oral and/or written agreement. The complaint seeks to recover damages, including punitive damages, and/or an award of stock options. On October 25, 2005, Wherify demurred on behalf of itself, Greg Micek and William Scigliano and on January 4, 2005, the demurrer was sustained on several grounds. This matter has been set for trial on January 18, 2007.

RISK FACTORS
RISKS RELATED TO THE CORNELL CAPITAL TRANSACTION AND
STANDBY EQUITY DISTRIBUTION AGREEMENT
Existing Stockholders Will Experience Significant Dilution From Our Sale Of Shares Under The Standby Equity Distribution Agreement.
The sale of shares pursuant to the Standby Equity Distribution Agreement will have a dilutive impact on our stockholders. As a result, our net income per share could decrease in future periods, and the market price of our common stock could decline significantly. In addition, for any particular advance, we will need to issue a greater number of shares of common stock under the Standby Equity Distribution Agreement as our stock price declines. If our stock price is lower, then our existing stockholders would experience greater dilution.
The Investor, Under The Standby Equity Distribution Agreement Will Pay Less Than The Then-Prevailing Market Price Of Our Common Stock.
The common stock to be issued under the Standby Equity Distribution Agreement will be issued at 93% of the lowest closing bid price of Wherify’s common stock during the 5 trading days immediately following the applicable put notice date. These discounted sales could cause the price of our common stock to decline.
Cornell Capital Partners Intends To Sell Their Shares of Common Stock In The Public Market And Have An Incentive Under The Standby Equity Distribution Agreement To Do So Quickly, Which Sales May Cause Our Stock Price To Decline.
Cornell Capital Partners intends to sell in the public market the shares of common stock being registered with respect to the Standby Equity Distribution Agreement and the debentures and warrants it acquired. That means that up to 9,023,201 shares of common stock, the number of shares being registered under the registration statement with respect to the Standby Equity Distribution Agreement and such debentures and warrants, may be sold in the public market. In addition, Cornell Capital Partners has an incentive to sell shares received under the equity line quickly, because in doing so they can ensure that they will recover the discount to market price at which they acquire those shares. Such sales may cause our stock price to decline.
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
Our Common Stock Has Been Relatively Thinly Traded And We Cannot Predict The Extent To Which A Trading Market Will Develop.
Before this offering, our common stock has traded on the Over-the-Counter Bulletin Board. Our common stock is thinly traded compared to larger more widely known companies. Thinly traded common stock can be more volatile than common stock trading in an active public market. We cannot predict the extent to which an active public market for our common stock will develop or be sustained after this offering.
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
We will want to avoid placing more shares into the market than the market’s ability to absorb the increased without a significant downward pressure on the price of our common stock. This potential adverse impact on the stock price may limit our willingness to use the Standby Equity Distribution Agreement. Until there is a greater trading volume, it seems unlikely that we will be able to access the maximum amount we can draw without an adverse impact on the stock price.
We Will Not Be Able To Use The Standby Equity Distribution Agreement When We Are In Possession Of Material Nonpublic Information.
Whenever we are issuing shares to Cornell Capital Partners, we will be deemed to be involved in an indirect primary offering. We cannot engage in any offering of securities without disclosing all information that may be material to an investor in making an investment decision. Accordingly, we may be required to either disclose such information in its registration statement or refrain from using the facility.
We Will Not Be Able To Use The Standby Equity Distribution Agreement If The Shares To Be Issued In Connection With An Advance Would Result In Cornell Capital Partners Owning More Than 9.9% Of Our Outstanding Common Stock.
Under the terms of the Standby Equity Distribution Agreement, we may not request advances if the shares to be issued in connection with such advances would result in Cornell Capital Partners and its affiliates owning more than 9.9% of our outstanding common stock. As of August 18, 2006, Cornell Capital Partners beneficial ownership of Wherify common stock (including its ownership of 276,595 shares acquired as a commitment fee, its right to acquire up to 20 million shares upon conversion of convertible debentures, and its right to acquire up to 21,250,000 shares upon exercise of warrants) was 4.99% taking into consideration the 4.99% ownership limitation contained in the convertible debentures (without taking into consideration this 4.99% ownership limitation, Cornell Capital Partner’s beneficial ownership would be approximately 10.1%. We will be permitted to make limited draws on the Standby Equity Distribution Agreement so long as Cornell Capital Partners’ beneficial ownership of our common stock (taking into account such 4.99% ownership limitation) remains lower than 9.9%. A possibility exists that Cornell Capital Partners and its affiliates may own more than 9.9% of Wherify’s outstanding common stock (whether through open market purchases, retention of shares issued under the Standby Equity Distribution Agreement, or otherwise) at a time when we would otherwise plan to obtain an advance under the Standby Equity Distribution Agreement.
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
The Standby Equity Distribution Agreement Will Restrict Our Ability To Engage In Alternative Financings.
Because of the structure of standby equity distribution transactions, we will be deemed to be involved in a near continuous indirect primary public offering of its securities. As long as we are deemed to be engaged in a public offering, our ability to engage in a private placement will be limited because of integration concerns.

The Pricing Is Relatively Expensive If Only A Small Part Of The Facility Is Ever Used.
We have not decided how much of the commitment amount under the Standby Equity Distribution Agreement we will use. The pricing (commitment fee of $400,000 plus 7% discount) is relatively expensive if only a small part of the facility is ever used.
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
Private Equity Lines Are Relatively New Concepts And It Is Not Clear How The Courts And The SEC Will Treat Them.
Private equity lines of credit are relatively recent creations and differ in significant ways from traditional PIPE financing transactions. The staff of the SEC’s Division of Corporate Finance has taken the position that, as long as certain criteria are met, the staff will not recommend enforcement action with respect to the private equity lines of credit or the related “resale” registration statement. It should be noted however, that the staff’s position, although significant, is not a definitive interpretation of the law and is not binding on courts. According, there is a risk that a court may find this type of financing arrangement, or the manner in which it is implemented, to violate securities laws.
RISKS RELATED TO WHERIFY’S BUSINESS
Wherify’s business is subject to numerous risks and uncertainties, including risks and uncertainties relating to our limited operating history; liquidity; incurrence of net losses; lengthy development, manufacturing and sales cycles; competition; product related risks; and other risks as discussed below.
We Currently Lack Liquidity, Have Limited Revenues And Had A Going-Concern Paragraph In Our Most Recent Audit Reports.
As of June 30, 2006, we had cash and cash equivalents of approximately $0.5 million, restricted certificates of deposit of approximately $1.3 million, which are being utilized as collateral to support our obligations under a letter of credit related to our contract manufacturer, other current assets of approximately $0.5 million and current liabilities, excluding the non-cash portion of fair value of derivatives, of approximately $12.4 million, including approximately $3.1 million in past due rent obligations to our former landlord. We also had a liability related to the non-current payable portion of the convertible debenture of approximately $2.9 million. As of August 15, 2006, we had cash and cash equivalents of approximately $1.1 million and restricted certificates of deposit of approximately $1.3 million. There is a going concern paragraph in Wherify’s audit reports for the respective fiscal years ended June 30, 2006 and 2005. Substantially all of our cash has been raised through capital raising transactions rather than operations. As we have limited revenues, we will need to raise additional working capital in the near future. There is no assurance that we will be able to raise additional working capital at all or on terms favorable to us. If we are unable to raise additional working capital, we will need to reduce our costs, which may require us to reduce operations, personnel and overhead, or discontinue operations.

We Need To Raise Substantial Additional Capital, Which May Result In Substantial Dilution To Existing Stockholders.
In order to manufacture, distribute and sell our products and to execute on our business plan, we need substantial additional capital. We are currently considering possible sources of this additional capital, including raising capital through the issuance of equity securities. Although the exact amount we intend to raise has not yet been determined, we are contemplating an amount in excess of $14 million. There can be no assurance that we will be able to raise sufficient additional capital at all or on terms favorable to our stockholders or us. In addition, in order to raise additional capital through the sale of equity securities, we will need to amend our certificate of incorporation and increase the number of authorized shares of common stock. If we issue equity securities in order to raise additional capital in the amounts currently contemplated, the stockholders will experience immediate and substantial dilution in their ownership percentage of the combined company. In addition, to raise the capital we need, we may need to issue additional shares at a discount to the current market price. If the terms of such financing are unfavorable to us or our stockholders, the stockholders may experience substantial dilution in the net tangible book value of their stock. In addition, any new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements all of which could have a material adverse effect on us.
We Determined That Our Disclosure Controls And Procedures Were Ineffective As of June 30, 2006, They Have Been Ineffective For A Substantial Period Of Time, And We Recently Had To Restate Our Fiscal 2006 First Quarter Unaudited Interim Financial Statements Due To The Ineffectiveness Of Our Disclosure Controls And Procedures. The Ineffectiveness Of Our Disclosure Controls And Procedures, If Not Remedied, Could Result In Material Misstatements Of Our Financial Statements
As of June 30, 2006, the reporting date of our most recent audited external financial disclosures on Form 10-KSB, our management including our principal executive officer and our principal financial officer evaluated our disclosure controls and procedures (as defined in Rule 13a-15e under the Securities Exchange Act of 1934) and concluded that such disclosure controls and procedures are ineffective. Our management including our principal executive officer and our principal financial officer further concluded that such disclosure controls and procedures have been ineffective for a substantial period of time, and we recently had to restate our fiscal 2006 first quarter unaudited interim reported financial statements filed on Form 10-QSB for the period ended September 30, 2005 due to the ineffectiveness of our disclosure controls and procedures. The deficiencies in our disclosure controls and procedures that we identified include:
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
We have made efforts to strengthen our disclosure controls and procedures. If we are not successful in implementing remedial initiatives to address the identified deficiencies, or if additional deficiencies or significant deficiencies in our disclosure controls and procedures are discovered in the future, we may fail to meet our future reporting obligations on a timely basis, our financial statements may contain material misstatements, our operating results may be harmed, we may fail to meet our future reporting obligations on a timely basis, we may be subject to litigation, and the price of our common stock may be adversely affected. Any failure to address the identified deficiencies or any additional deficiencies or significant deficiencies in our disclosure controls and procedures could also adversely affect the results of future management evaluations and auditor attestation reports regarding the effectiveness of our internal control over financial reporting that will in the future be required under Section 404 of the Sarbanes-Oxley Act of 2002. Disclosure control deficiencies could also cause investors to lose confidence in our reported financial information. We can give no assurance that any measures we may take will remediate the deficiencies identified or that any additional deficiencies will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or facilitate the fair presentation of our financial statements or our periodic reports filed with the SEC.
We Have Only Recently Begun Production of Our Wherifone™ Product and May Encounter Manufacturing Problems During the Production Process.
Our Wherifone™ product is a new product and we have discontinued manufacturing all of our other products. The manufacture of our Wherifone™ product involves complex and precise processes, which we have subcontracted to another company. To date, we have only recently commenced our initial full scale production of this product and so we do not yet know whether we will encounter any serious problems during the production process in the long-term. Any significant problems in manufacturing, assembling or testing of this product could delay the roll-out of the Wherifone™ product and have an adverse impact on our business and prospects. The willingness of manufacturers to make the product or lack of availability of manufacturing capacity may have an adverse impact on our ability to go to market, and as a result we may not be able to grow our business as we expect, and our ability to compete could be harmed, adversely affecting our business and prospects.
Our Software Products Are Complex And May Contain Unknown Defects That Could Result In Numerous Adverse Consequences.
Complex software products such as those associated with our Wherifone™ product often contain latent errors or defects, particularly when first introduced, or when new versions or enhancements are released. We have experienced errors and defects in our most recent release of the software associated with our Wherifone™ product, but do not believe these errors will have a material negative effect on the functionality of the Wherifone™ product. However, there can be no assurance that, despite testing, additional defects and errors will not be found in the current version, or in any new versions or enhancements of this software, any of which could result in damage to our reputation, the loss of sales, a diversion of our product development resources, and/or a delay in market acceptance, and thereby materially adversely affecting our business, operating results and financial condition. Furthermore, there can be no assurance that our products will meet all of the expectations and demands of our customers. The failure of our products to perform to customer expectations could give rise to warranty claims. Any of these claims, even if not meritorious, could result in costly litigation or divert management’s attention and resources. Any product liability insurance that we may carry could be insufficient to protect us from all liability that may be imposed under any asserted claims.
We Have Not Yet Signed A Nationally Known U.S. Wireless Carrier for our Wherifone™ Product and the Terms of Any Such Agreement are Not Yet Known.
We have not yet signed a definitive agreement with a nationally known U.S. wireless carrier for our products. If we are unable to sign such an agreement on favorable terms, this could adversely impact our costs and our business and prospects.
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
Wherify California was incorporated in March 1998 and began selling its initial product in May 2003. To date, sales of Wherify California’s products have been very limited. Wherify California’s limited operating experience in the wireless location-based services market makes it difficult to evaluate its business. Wherify California has never achieved profitability, and it may not achieve profitability in the future. The uncertainty of Wherify California’s ability to execute on its business plan and the uncertainties regarding the acceptance of its products or its competition increase the risk that the value of Wherify California may decline.

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
•
Overall demand for our products;
•
Our ability to attract new customers at a steady rate;
•
The rate at which we or our competitors introduce new products, the rate at which these products acquire market acceptance, and the cost required to develop these products;
•
Technical defects in our products that could delay product shipments or increase the costs of introducing new products;
•
Changes in the pricing of our products or those of our competitors;
•
The amount and timing of capital expenditures and other costs relating to the expansion of our operations;
•
Costs relating to our marketing programs and our business in general; and
•
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
Competition in the wireless location services market and the facial composite software market is intense. In addition, the adoption of new technology in the communications industry likely will intensify the competition for improved wireless location technologies. The wireless location services market has historically been dominated by large companies such as Siemens AG and LoJack Corporation. In addition, a number of other companies such as Verizon, FireFly, Disney, Mattel, Digital Angel Corporation and WebTech Wireless Inc. either have announced plans for new products or have commenced selling products that are similar to our wireless location products, and new competitors are emerging to compete with Wherify’s wireless location services products. Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources may enter those markets, thereby further intensifying competition. All competitors in the wireless location services market rely on retail distributors to sell their products to consumers. Additional competitors in this market may limit the availability or interest of retail distributors to carry our wireless location services product and launch it into the market. These issues may have an adverse impact on our ability to go to market, and as a result we may not be able to grow our business as we expect, and our ability to compete could be harmed, adversely affecting our business and prospects.
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
Changes In The Government Regulation Of Our Wireless Location Product Or Wireless Carriers Could Harm Our Business.
Our products, wireless carriers and other members of the communications industry are subject to domestic government regulation by the Federal Communications Commission (the FCC) and international regulatory bodies. These regulatory bodies could enact regulations which affect our products or the service providers which distribute our products, such as limiting the scope of the service providers’ market, capping fees for services provided by them or imposing communication technology standards which impact our products.
If Our Wireless Locator Products Fail To Achieve Broad Market Acceptance, Our Business Results Will Be Harmed.
We have not begun selling our wireless location products for use by direct purchase consumers or for resale by distributors. If Wherify’s products are not widely accepted by the market, our business results could be harmed. Factors that may affect the market acceptance of our location products include price, reliability, performance, technological innovation/enhancements, network coverage, ease of use, and availability.
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
In addition, third parties may at some point claim certain aspects of our business infringe their intellectual property rights. While we are not currently subject to nor is aware of any such claim, any future claim (with or without merit) could result in one or more of the following:
•
Significant litigation costs;
•
Diversion of resources, including the attention of management;
•
Our agreement to pay certain royalty and/or licensing fees; and
•
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
•
Stop selling, incorporating or using our products that use the challenged intellectual property;
•
Obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or
•
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

Delays or deferrals in purchasing decisions may increase as we develop new or enhanced products. The current and anticipated dependence on a small number of customers increases the revenue impact of each customer’s actions relative to these factors. Our expense levels in the future will be based, in large part, on our expectations regarding future revenue, and as a result net income for any quarterly period in which material orders are delayed could vary significantly.
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
We might experience delays, disruptions or quality control problems in the manufacturing operations of our subcontractors. As a result, we could incur additional costs that would adversely affect gross margins, and product shipments to our customers could be delayed beyond the shipment schedules requested by our customers, which would negatively affect our revenues, competitive position and reputation. Furthermore, even if we are able to timely deliver products to our customers, we may be unable to recognize revenue based on our revenue recognition policies. Any disruptions in the future could adversely affect the combined company’s revenues, gross margins and results of operations. We may experience manufacturing delays and reduced manufacturing yields upon introducing new products to our manufacturing lines or when integrating acquired products.
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
RISKS RELATED TO WHERIFY’S INTELLECTUAL PROPERTY
Our Success Depends On Our Ability To Protect Our Intellectual Property.
Our future success depends upon our proprietary technology. We protect our proprietary information through the use of patent, copyright, trademark, trade secret laws, confidentiality procedures and contractual provisions. Notwithstanding our efforts to protect our proprietary technology, policing unauthorized use or copying of our proprietary information is difficult, unauthorized use or copying occurs from time to time, and litigation to enforce intellectual property rights could result in significant costs and diversion of resources. Any patents we obtain in the future may be circumvented, challenged, invalidated or designed around by other companies. Despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property. Moreover, the laws of some foreign jurisdictions do not afford the same degree of protection to our proprietary rights as do the laws of the United States, and effective trademark, copyright, and trade secret protection may not be available in every country in which our products are distributed. Furthermore, our competitors may independently develop similar technology that substantially limits the value of our intellectual property. Our inability to adequately protect our intellectual property for these or other reasons could materially and adversely affect our business, financial condition and operating results.
In addition, third parties may at some point claim certain aspects of our business infringe their intellectual property rights. While we are not currently subject to nor are aware of any such claim, any future claim (with or without merit) could result in one or more of the following:
•
Significant litigation costs;
•
Diversion of resources, including the attention of management;
•
Our agreement to pay certain royalty and/or licensing fees; and
•
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
Our Common Stock Has A Limited And Volatile Trading History.
Our common stock trades in the United States on the Over-the-Counter Electronic Bulletin Board (OTCBB). The number of shares traded daily has been extremely limited and the prices at which Wherify’s common stock has traded have fluctuated fairly widely. See “Price Range of Common Stock.” There can be no assurance as to the prices at which our common stock will trade in the future, although they may continue to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the following:
•
The depth and liquidity of the markets for our common stock;
•
Investor perception of us and the industry in which we operates;
•
General economic and market conditions; and
•
The effect that of any of the events highlighted in these Risk Factors may have on our business should they occur.

We Have The Ability And The Obligation To Issue Additional Shares Of Common Stock In The Future, And Such Future Issuance May Materially Adversely Affect Stockholders.
Wherify has various abilities and obligations to issue additional shares of common stock in the future. These abilities and obligations include the following as of August 18, 2006 (including the obligation to issue shares upon conversion of the debentures or exercise of the warrants issued to Cornell Capital Partners and Newbridge Securities Corporation):
•
Options to purchase approximately 6.0 million shares of our common stock; and
•
Warrants and convertible debentures to purchase or acquire approximately 42.3 million shares of our common stock.
The options, warrants and convertible debentures described above permit the holders to purchase shares of common stock at specified prices. These purchase prices may be less than the then current market price of our common stock. Any shares of common stock issued pursuant to these options, warrants or convertible debentures would further dilute the percentage ownership of existing stockholders. The terms on which we could obtain additional capital during the life of these options, warrants or convertible debentures may be adversely affected because of such potential dilution. Finally, we may issue additional shares in the future other than as listed above. There are no preemptive rights in connection with Wherify’s common stock. Thus, the percentage ownership of existing stockholders may be diluted if we issue additional shares in the future. Future issuances of additional shares could cause immediate and substantial dilution to the net tangible book value of shares of common stock issued and outstanding immediately before such transaction. Any future decrease in the net tangible book value of such issued and outstanding shares could materially and adversely affect the market value of these shares.
We Are Subject To The “Penny Stock” Rules And The Trading Of Our Common Stock Entails Additional Regulatory Requirements, Which May Negatively Affect Such Trading Price.
We are currently subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934. During the period(s) that our stock trades below $5.00 per share, as it currently does, trading in our common stock is subject to the requirements of the “penny stock” rules. These rules require additional disclosure by broker dealers in connection with any trades generally involving any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such rules require the delivery, before any “penny stock” transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must determine the suitability of the penny stock for the purchaser and receive the purchaser’s written consent to the transaction before sale. The additional burdens imposed upon broker dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock affected. As a consequence, the market liquidity of Wherify’s common stock could be severely limited by these regulatory requirements.
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
If We Issue Shares Of Common Stock Or Rights To Acquire Common Stock At A Price Less Than The Conversion Price Or Exercise Price Of Our Outstanding Debentures Or Warrants, Then The Conversion Price Or Exercise Price May Be Adjusted.
The conversion price of the debentures and the exercise price of certain warrants we have issued are subject to adjustment if we sell common stock or rights to acquire common stock at a price less than the conversion price of such debentures or the exercise price of such warrants. Any such adjustment could result in additional dilution to existing Stockholders and less money received by Wherify upon exercise of such warrants. On August 8, 2006, we priced this offering of common stock at $0.25 per share. As a result, the conversion price of certain outstanding, convertible debentures and the exercise price of certain warrants issued on January 11, 2005, March 10, 2006 and

March 14, 2006 have been adjusted. Based on the offer price in this offering of $0.25 per share, the debentures would be convertible into up to 20 million shares and certain warrants would purchase up to 21.2 million shares.
Item 3. Legal Proceedings.
Venture Corporation Limited, a Singapore Corporation v. Wherify Wireless, Inc, a California Corporation
On October 15, 2004, Venture Corporation Limited, a Singapore corporation (“Venture”), filed suit against Wherify California, in the United States District Court, Central District of California. The complaint sought approximately $5 million in damages for breach of contract, fraud and common counts alleging that Wherify California failed to pay certain amounts owed for the manufacture of the children’s model personal locater (“CM1”). Wherify California answered Venture’s complaint on November 16, 2004 and filed a cross-complaint alleging that Venture failed to timely deliver conforming goods. A mediation between the parties ended without a resolution. A court trial concluded on November 4, 2005, and on December 27, 2005 the District Court’s judgment awarding Venture approximately $1.7 million in damages (including costs) was entered. On January 26, 2006, a Notice of Appeal was filed with the United States Court of Appeals for the Ninth Circuit which Wherify intends to vigorously pursue. Venture has commenced collection procedures, including attempts to levy upon assets and accounts of not only Wherify California, but also its parent, Wherify. Wherify believes that there are no legal grounds or basis for any claim or attempt to levy against Wherify or any of its assets, and intends to vigorously defend against any such claims or attempts to levy.
Lariviere, et al. v. I.Q. Biometrix, Inc., a Delaware Corporation, et al.
On August 5, 2005, plaintiffs Sylvie Lariviere, Robert Rios, Toni Lange, Fernand Beland, Frederic Serre and Roland Vroye, filed their first amended complaint against I.Q. Biometrix, Inc., a Delaware corporation, in Fresno County Superior Court, State of California. Plaintiffs’ complaint alleges causes of action for breach of contract and fraud for a failure to issue stock options pursuant to an alleged oral and/or written agreement. The complaint seeks to recover damages, including punitive damages, and/or an award of stock options. On October 25, 2005, Wherify demurred on behalf of itself, Greg Micek and William Scigliano and on January 4, 2005, the demurrer was sustained on several grounds. This matter has been set for trial on January 18, 2007.
Item 4. Submission of Matters to a Vote of Security Holders.
N/A.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.
PRICE RANGE OF COMMON STOCK
Our common stock is traded on the Over-The-Counter Bulletin Board under the symbol “WFYW.OB”. As of June 30, 2006, we had approximately 535 holders of record. Presented below are the high and low bid information of our common stock for the periods indicated. The source of the following information is MSN Money. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Common Stock
	High	Low

Fiscal Year Ending June 30, 2006
First Quarter	$6.14	$2.94
Second Quarter	$3.34	$1.55
Third Quarter	$2.27	$1.40
Fourth Quarter	$2.02	$0.65

Fiscal Year Ending June 30, 2005
First Quarter	$5.04	$2.44
Second Quarter	$6.05	$1.64
Third Quarter	$6.35	$3.60
Fourth Quarter	$4.90	$2.97

Fiscal Year Ending June 30, 2004
First Quarter	$5.84	$2.20
Second Quarter	$5.76	$3.20
Third Quarter	$9.88	$4.44
Fourth Quarter	$9.20	$3.68
On September 6, 2006, the last price for our common stock as reported on the Over-the-Counter Bulletin Board was $0.50 per share. Wherify has never paid cash dividends, and we have no intentions of paying cash dividends in the foreseeable future.
Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors discussed in “Risk Factors” and elsewhere in this report.
Wherify’s auditor has included a going concern paragraph in its audit report on Wherify’s financial statements for each of last two fiscal years. Wherify’s auditor has reported that Wherify has suffered net operating losses in the past two fiscal years and has a significant working capital deficit that raises substantial doubt about its ability to continue as a going concern.
Introduction
On July 21, 2005, Wherify California, Inc., a California corporation (formerly known as Wherify Wireless, Inc.) (“Wherify California”) was merged with a special purpose subsidiary of Wherify (formerly known as IQ Biometrix, Inc.). As a result of the merger, Wherify California became a wholly owned subsidiary of Wherify. Accordingly, our current business operations include the business operations of both Wherify California and Wherify, although as discussed below, the former business operations of Wherify, consisting primarily of the sale of FACES software and related services to law enforcement agencies and the security industry, is not expected to constitute a significant part of the ongoing business operations of the combined company. Following is a summary of topics covered in this “Management’s Discussion and Analysis of Financial Condition and Results of Operation”:
1. Section 1 entitled “Merger” provides a general discussion regarding the merger.
2. Section 2 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” provides a discussion and analysis of financial condition and results of operation of Wherify for the fiscal years ended June 30, 2006 and 2005.
3. Section 3 below entitled “General” includes a discussion of certain accounting policies and other matters of general applicability.
1. Merger
As noted above, on July 21, 2005, Wherify California was merged with a special purpose subsidiary of Wherify and as a result Wherify California became a wholly owned subsidiary of Wherify. Upon the completion of the merger, shareholders of Wherify California received 4.8021 shares of Wherify common stock for each share of Wherify California common or preferred stock, and Wherify California stock options were assumed by Wherify and converted into options to acquire a number of shares of Wherify common stock equal to the number of shares of Wherify California common stock underlying each such option multiplied by the exchange ratio of 4.8021. As a result, Wherify issued or reserved for future issuance an aggregate of approximately 46 million shares of its common stock in consideration for all of the outstanding shares, options and warrants issued by Wherify California, which represented approximately 78.8% of the total number of shares of Wherify common stock calculated on a fully-diluted basis. Also upon completion of the merger, Wherify changed its name from “IQ Biometrix, Inc.” to “Wherify Wireless, Inc.” and shortly thereafter Wherify California changed its name from “Wherify Wireless, Inc.” to “Wherify California, Inc.”
The merger was treated as a reverse acquisition, pursuant to which Wherify California was treated as the acquirer of Wherify for financial reporting purposes. Consequently, following the consummation of the merger, the historical financial statements of Wherify California serve as the principal historical financial statements of the combined company.
Under applicable accounting rules, the purchase price of the acquisition (which is determined based on the percentage of the combined company held by the pre-merger Wherify stockholders and the stock price of the combined company) is allocated to identifiable tangible and intangible assets, and then the excess of the purchase price over the amounts allocated to these assets is allocated to goodwill. During the quarter ended December 31, 2005, Wherify, with the assistance of an independent third party, completed the purchase price allocation and concluded that the value of the identifiable intangible assets was $2.2 million and the total amount of goodwill was $67.5 million. Following the finalization of the purchase price allocation, Wherify concluded that the implied fair value of goodwill was $3.2 million resulting in an indicated impairment of $64.3 million, which was recorded by Wherify in the quarter ended September 30, 2005. As of June 30, 2006 we conducted the annual test of goodwill for impairment. As a result we determined that the net carrying value of goodwill at June 30, 2006 had become impaired and the remaining balance was written-off.
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
2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
A. General
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
Wherify’s cost of revenues currently consists of actual manufacturing costs.
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
B. Liquidity and Capital Resources
Wherify has incurred operating losses from continuing operations, excluding goodwill and intangibles impairment, of approximately $12.3 million for the fiscal year ended June 30, 2006 and $12.2 million for fiscal year ended June 30, 2005. For the fiscal year ended June 30, 2006 net losses from continuing operations, excluding goodwill and intangibles impairment, were $12.3 million and $12.2 million during the comparable fiscal year ended June 30, 2005. Net cash used for operating activities during the fiscal years ended June 30, 2006 and 2005 was $12.2 million and $10.2 million, respectively. We have an accumulated deficit of $136.5 million as of June 30, 2006. These conditions, among others, raise questions about our ability to fund our cash requirements from operations in the future or to continue operations as a going-concern.
As of June 30, 2006, Wherify had cash and cash equivalents of approximately $0.5 million, restricted certificates of deposit of approximately $1.3 million which were being utilized as collateral to support our obligations under a letter of credit related to our contract manufacturer, other current assets of approximately $0.5 million and current liabilities, excluding the non-cash portion of fair value of derivatives, of approximately $12.4 million, including approximately $3.1 million in past due rent obligations to our former landlord. Wherify also has a liability related to the non-current payable portion of the convertible debenture of approximately $2.9 million. The decrease in cash and cash equivalents during the fiscal year ended June 30, 2006 is primarily due to net cash used in operating activities of $12.2 million, mostly offset by net proceeds of approximately $4.2 million from a private placement of common stock and warrants, net proceeds of approximately $4.5 million from the issuance of convertible debentures, and issuance of a promissory notes for proceeds of $2.0 million, plus a $1.2 million decrease in restricted certificates of deposit related to our contract manufacturer. Our average net cash used in operations during the fiscal year ended June 30, 2006 was approximately $1.0 million per month.
We have financed our operations through private offerings of our common stock, issuance of debt and private borrowings. On February 22, 2006, we borrowed $1.0 million from Stephen J. Luczo and issued to Mr. Luczo a promissory note that is repayable on demand at any time after August 22, 2006. Between March 10, 2006 and March 14, 2006, we received a total of $4.5 million (after deduction of fees) from the issuance of convertible debentures to Cornell Capital Partners. On March 10, 2006 we also entered into a Standby Equity Distribution Agreement with Cornell Capital Partners pursuant to which we may periodically issue and sell to Cornell Capital Partners shares of common stock for up to a total purchase price of $40 million during the period commencing on the effectiveness of the registration statement registering such shares and terminating 24 months thereafter. Material terms and conditions of the Standby Equity Distribution Agreement are described in the related registration statement. On March 15, 2006, we filed a registration statement with the Securities and Exchange Commission (File No. 333-132461) to register 16.8 million shares of our common stock to be sold by us in a direct offering, on August 3, 2006 the SEC declared this offering effective, and on August 8, 2006 we set the price for this offering and commenced offering these shares for sale. On June 5, 2006 we filed a registration statement with the Securities and Exchange Commission (File No. 333-134718) to register 9,023,201 shares of our common stock to be sold by certain persons who are stockholders of Wherify, including up to 2,200,000 shares which may be issued under the Standby Equity Distribution Agreement. On June 16, 2006, Wherify borrowed an additional $1.0 million from Stephen J. Luczo and issued to Mr. Luczo a promissory note which is repayable on September 16, 2006 or at such earlier date as Wherify completes a financing. On August 8, 2006 we priced our direct offering of 16,800,000 of our common shares at $0.25 per share and then held our initial closing on the sale of shares under this offering on August 11, 2006. In this initial closing and the subsequent closing we sold an aggregate of 4,212,500 shares for $1,053,125.

Wherify currently does not have any credit facility available to it. Wherify has financed its operations to date primarily through the issuance of an aggregate of approximately 59 million shares of common stock and convertible debentures. There are going concern paragraphs in Wherify’s auditor’s reports for the fiscal years ended June 30, 2006 and 2005. We continue in the process of locating financing sources to meet our financing needs and to provide us greater flexibility and certainty with respect to our financing needs. Adequate funds may not be available on terms acceptable to us. If additional funds are raised through the issuance of equity securities, dilution to existing stockholders may result. In addition, in order to raise additional funds through the issuance of equity securities, we will need to amend our certificate of incorporation and increase the number of authorized shares of common stock. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our financial position, results of operations and cash flows, or we may be unable to continue operations. We have no capital leases or material commitments for capital expenditures and there are no anticipated capital leases or material capital expenditures that are reasonably expected to have a material impact on us. We have worked out an arrangement with our prior landlord pursuant to which we have begun paying back-due rent as well as paying for certain back-due expenses covered by the prior landlord. Under the agreement, upon achieving adequate financing, we are required to settle our debt with the prior landlord, which was approximately $3.1 million as of August 18, 2006. We intend to settle our remaining debt with the prior landlord through cash currently on-hand, the proceeds raised from the future sales of common stock and/or cash proceeds from future operations. As of August 18, 2006, we were five months in arrears with our rent payments to our new landlord with whom we have entered into an agreement to catch-up on our past-due rent payments.
We expect operating losses and negative operating cash flows to continue for at least the next nine-to-twelve months on the assumption that we continue on our business plan to successfully launch our Wherifone product in both North America and internationally during calendar 2006. Dates for launch of our Wherifone product in the various markets are contingent on a number of factors, including establishing a distribution agreement in that country or territory with a qualified distributor, signing-up a carrier to support the subsequent subscribers using our patented GPS-enabled locator services, arranging to produce adequate numbers of Wherifone products through our contract manufacturer, and the market’s general acceptance of our Wherifone product in a highly competitive and evolving marketplace for GPS-enabled locator services, including through cell phone-like devices. During this time leading up to new product launches we expect our operating costs to increase because of expected new product launch expenses not previously incurred that are related to new product brand development, marketing and other promotional activities; targeted increases in personnel to support our critical new product launch activities; the expansion of our billing and collections infrastructure and customer support services concurrent with our growth in new product sales and subscriber sign-ups; strategic relationship development with our distributors and resellers; and the working capital requirements needed to initially fill our Wherifone product pipeline from our contract manufacturer to our final customers. During our third quarter of fiscal 2006 and continuing to-date, we have begun to announce contracts with certain distributors outside North America that we expect to develop into active distribution channels for our Wherifone product and related subscriber services during the remainder of calendar 2006 and into calendar 2007. On August 22, 2006 we announced the United States launch of our Wherifone product and related subscriber services with our retail partner Toys R Us, scheduled to occur in October 2006.
As of August 15, 2006, Wherify had cash and cash equivalents of approximately $1.1 million and restricted certificates of deposit of approximately $1.3 million. We believe that our current cash balance will be adequate to continue our current business plan into October 2006. Our increase in cash and cash equivalents since June 30, 2006 to August 15, 2006 is primarily due to the sales to date of our common shares as part of our current direct offering of 16,800,000 shares partially offset by our ongoing operating expenses, technology payments and equipment purchase requirements preparing volume production at our contract manufacturer, and pre-launch testing and spending to prepare for product introduction into the North American and various foreign countries’ markets.
Our current capital resources plus additional capital contractually committed to us is not sufficient to fund our planned operations during the twelve month period following the date of this annual report on Form 10-KSB. We intend to fund our future operations with a combination of public and private offerings of common stock and proceeds from operations and sales of common stock under our SEDA. Under our $40 million SEDA we may sell and Cornell Capital Partners is contractually committed to buy, at our discretion, up to $1 million of our common shares per week within certain guidelines and limitations and subject to certain conditions, including effectiveness of the related registration statement. Further, during the third quarter of calendar 2006 product sales are expected to begin to provide cash, and the subscriber services are also expected to start to contribute to our ongoing funding requirements starting in late 2006 and 2007. Neither product sales nor subscriber services are expected to make significant contributions to our funding requirements until calendar 2007. As a result we are carefully controlling our spending and managing our investment in our infrastructure pending the closing of our next financing. We anticipate that to reach profitability will require at least one additional public or private funding round beyond our currently effective direct offering, and in addition to drawings under our SEDA assuming that our currently filed SEDA registration statement is declared effective and we can commence draw-downs under that facility. As part of our Wherifone product launch plan, we are developing a company budget that specifically allocates resources to those activities that in the judgment of management best support the success of our product and services launches in North America and internationally. There is no assurance that our Wherify product and services will launch over the next twelve months, or if launched that they will achieve the market success we have targeted. We anticipate that the amount of funding necessary for the company to implement our business plan during the next twelve-month period is expected to range from between $14 million to $18 million, based on our current cash used in operations of approximately $1.0 million per month, comprised of human resources costs of approximately $0.4 million per month, occupancy costs of approximately $0.2 million per month, monthly payments on debentures of approximately $0.2 million, payment plans requirements on our outstanding accounts payables ranging between $0.1 million to $0.2 million per month, plus our expected growth in spending to support our critical new product launch activities, our billings and collections infrastructure and customer support services requirements over the next six to twelve months of approximately $0.1 to $0.3 million per month once initiated, and one time costs to catch up on current rent and security deposit obligations of approximately $1.2 million, cash outlays to fund our contract manufacturing pipeline of between $1.2 million to $2.5 million and cash outlays to address the costs of new product launches of approximately $0.9 million including brand development, promotional activities, advertising and marketing costs. Concurrent with our successful product launch we expect to accelerate the growth of our customer services support and technical infrastructure that supports our GPS-enabled location service centers, which could add up to another $0.2 million per month of costs once initiated.
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
C. Results of Operations
Year Ended June 30, 2006 Compared to Year Ended June 30, 2005
Net revenues for the year ended June 30, 2006 were $136,240 and were primarily generated by the sales of FACES products. Net revenues for the period ended June 30, 2005 have been reclassed to loss from operations of discontinued segment related to the child locator watch product which was discontinued as of fiscal year ended June 30, 2005.

Operating expenses for the year ended June 30, 2006 were $81.5 million versus $12.2 million for the year ended June 30, 2005. The increase in expenses is primarily due to a $67.5 million goodwill impairment and a $1.5 million intangibles impairment recorded during 2006, as discussed in Footnote 8 - Goodwill.
Engineering and development expenses were approximately $1.6 million and $4.8 million for fiscal years 2006 and 2005, respectively. The decrease in expenses of approximately $3.2 million is primarily due to the non-recurring expenses in fiscal year 2005 related to the development of the CDMA technology platform of approximately $1.1 million, expenses related to the initial GSM product development of approximately $1.0 million, and the approximately $2.3 million write-off of inventory that had not demonstrated technical feasibility and market acceptance as of June 30, 2005, partially offset by approximately $0.5 million higher salaries expenses in the year ended June 30, 2006.
General and administrative expenses, excluding rent, amortization and depreciation expenses, increased by $2.7 million from $5.9 million in the year ended June 30, 2005 to $8.6 million in the year ended June 30, 2006. The increase in these expenses is due primarily to $0.6 million higher legal fees associated with the merger, government filings and litigation costs, $0.5 million higher investor relation costs, the $0.7 million stock option non-cash expense related to the implementation of FAS 123R, and $0.8 million higher sales and general and administrative salaries expense in the year ended June 30, 2006.
Amortization and depreciation expense increased by approximately $0.8 million due the amortization of intangibles related to the merger of Wherify Acquisition, Inc. and Wherify California on July 21, 2005.
Other Income increased by approximately $0.7 million from the prior year period amount due to the initial non-cash charge for the fair value of derivatives expense recognition related to the liability associated with the conversion provisions of the convertible debentures and warrants issued during March 2006, plus the affect of remeasurement of the change in fair value of such issuances as of the period ended June 30, 2006, in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”.
Interest and other expense increased by approximately $0.6 million from the prior year period amount primarily due to costs and interest charges related to the secured debentures of $5.0 million issued in March 2006 and for the notes payable of $2.0 million issued in February and June 2006.
D. Recent Events
On August 8, 2006 Wherify filed its Form 424(b)(1)-Prospectus with the SEC, setting the price of its direct offering of 16,800,000 shares of common stock at $0.25 per share, and commenced solicitation of offers to purchase those shares. The initial closing was held on August 11, 2006. In this initial closing and the subsequent closings as of August 18, 2006 we sold an aggregate of 4,212,500 shares for $1,053,125.
3. General
A. Critical Accounting Policies
Intangible Assets. Wherify’s intangible assets consisted of a customer list acquired in the merger completed in July 2005. Wherify is amortizing the related cost of the intangible assets over their estimated useful life of 3 years. Wherify reviews its intangible assets for impairment on an as needed basis and at least annually. At June 30, 2006, Wherify determined that the net carrying value for its intangible assets of $1.5 million had become fully impaired and has therefore written off the remaining unamortized balance as of June 30, 2006.
Revenue Recognition. Wherify adopted revenue recognition policies to comply fully with the guidance in Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” Wherify has two types of revenue: hardware revenue and subscription revenue, and consists of shipped customer orders and completed services. Hardware revenue is recognized at the later of shipment date or upon satisfying contractual requirements or obligations under the sales contract, whichever is later. Subscription revenue is recognized at completion of performance.
Wherify accounts for the licensing of software in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition. The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (VSOE) of fair value exists for those elements. Changes to the elements in a software arrangement, the ability to identify VSOE for those elements, the fair value of the respective elements, and changes to a product’ s estimated life cycle, could materially impact the amount of earned and unearned revenue. Judgment is also required to assess whether future releases of certain software represent new products or upgrades and enhancements to existing products.
Valuation of Derivative Instruments. In accordance with the interpretive guidance in EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, we valued the conversion feature of the debentures and warrants we issued in March 2006 in our financing transaction as a derivative liability. We must make certain periodic assumptions and estimates to value the derivative liability. Factors affecting the amount of this liability include changes in our stock price, the computed volatility of our stock price and other assumptions. The change in value is reflected in our statements of operations as non-cash income or expense, and the changes in the carrying value of derivatives can have a material impact on our financial statements.
For the year ended June 30, 2006, we recognized non-cash income of $745,823 relating to the change in value of the related derivative financial instruments from inception through June 30, 2006. The derivative liability associated with these instruments is reflected on our balance sheets as a current liability. This liability will remain until the debentures are converted, exercised, or repaid and until the warrants are exercised, expire, or other events occur to cause the termination of the derivative accounting, the timing of which may be outside our control. Our secured convertible debentures contain an embedded conversion feature, pursuant to which all or part of the debt owed to the holders may be converted into shares of our common stock at a negotiated conversion price, and the warrants we issued to the purchasers of our secured convertible debentures provide them with the right to purchase our common stock at negotiated exercise prices. As a result of the terms of our agreement to register the resale of the shares of common stock issuable upon conversion or exercise of these instruments, we are required under applicable accounting rules to treat the conversion feature of the secured convertible debenture and the warrants as liabilities, rather than as equity instruments. This classification as liabilities also requires that we account for them at fair value and include changes in fair value as a component of other income (expense) for so long as the warrants and the conversion feature of the secured convertible debentures remain classified as liabilities. Changes in fair value are based upon the market price of our common stock and are calculated using the Black-Scholes method of valuation. As a result, as the market price of our common stock increases, our other expense increases, and as the market price of our common stock decreases, our other income increases. This accounting treatment could result in wide swings of our other income (expense) and net income in the future.
B. Quantitative and Qualitative Disclosures About Market Risk
The fair value of our cash equivalents and marketable securities is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. We do not utilize financial contracts to manage our exposure in our cash equivalents and marketable securities portfolio to changes in interest rates. A hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on the fair value of our cash equivalents due to the relatively short maturities of these investments.
C. Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

Item 7. Financial Statements and Supplementary Data.
INDEX TO FINANCIAL STATEMENTS
WHERIFY WIRELESS, INC. AND SUBSIDIARY
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 8A. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures.
Based on an evaluation of the effectiveness of Wherify’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report, and because of our incomplete accounting for all of the issues related to the complex rules over derivatives treated as liabilities associated with our convertible debentures issued during March of 2006 and upon review of our Form 10-KSB for our current period as discussed below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were still not effective as of June 30, 2006 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
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
Control Deficiencies Identified as of Fiscal Year Ended June 30, 2005
In connection with the completion of its audit of, and the issuance of its report on the financial statements of Wherify for the fiscal year ended June 30, 2006, Malone & Bailey, PC identified deficiencies in Wherify’s internal controls related to expense recognition and disclosure control deficiencies related to transactions involving issuances of Wherify’s stock and stock options. The adjustment to expense and the footnote disclosure deficiencies were detected in the audit process and were appropriately corrected, recorded and disclosed in the Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005. Following a review of the deficiencies identified by Malone & Bailey, PC, management determined that we had incorrectly accounted for a number of equity-related transactions, several of which were related to the then pending merger of Wherify Wireless California and Wherify Acquisition, Inc., that included various stock option transactions and stock option awards for services. Management further determined that we had incorrectly omitted expense recognition for various expenses incurred in the year just ended. As a result, management concluded that our disclosure controls and procedures were not effective and that the following three deficiencies were identified in our control process as of our fiscal year ended June 30, 2005:
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
Misstatement Identified During Third Quarter for the Unaudited Quarter Ended September 30, 2005
On February 13, 2006, based on an internal management review of our quarterly filings for fiscal 2006, our management and the Audit Committee of the Board of Directors concluded that a misstatement had occurred on our previously reported unaudited interim financial statements for the three month period ended September 30, 2005, which resulted in the restatement of the unaudited interim financial statements for the quarter ended September 30, 2005, as described in Note 2 to the Notes to Financial Statements of our Form 10-QSB/A for the unaudited quarter ended September 30, 2005, and as further described in our concurrently filed Form 8-K on this matter. Specifically, the restatement of the Company’s previously issued financial statement for the three month period ended September 30, 2005 was to correct a misstatement relating to the accounting for a $12,467,059 deemed dividend on preferred stock from our June 30, 2005 financial statements which had incorrectly been included as a first quarter fiscal 2006 deemed dividend on preferred stock. As a result of correcting this error, our reported net loss for the quarter decreased by $12,467,059 to a restated loss of $67,046,645 or ($1.55) per share versus the reported loss of $79,513,704 or ($1.84) per share. This restatement had no impact on any other previously reported financial results. This external financial reporting error was determined by management to have occurred from clerical oversight in the preparation of our unaudited first fiscal quarter external financial report and is a result of inadequate supervision and training of our accounting staff and the former chief financial officer in ensuring the reliability of our external financial reporting. Management believes it has directly addressed the issues resulting in this restatement by hiring a new chief financial officer and the immediate implementation of an external financial reporting preparation and review process that is expected to prevent or detect any such clerical issues in the future.
Accounting Corrections and Account Reclassifications Identified During Fourth Quarter for the Unaudited Quarter Ended March 31, 2006
To prepare our external financial report for our fiscal quarter ended March 31, 2006, we were required to review and determine the proper accounting entries required in applying specific and complex accounting rules for accounting for derivatives under Financial Accounting Standard No. 133 (“FAS 133”) for our convertible debentures issued on March 10, 2006 and on March 14, 2006. This necessitated us to first determine whether or not our convertible debentures required classification as a liability and once so determined, we had to identify certain accounting methodologies and entries to properly apply the rules under FAS 133 to our situation. In the course of completing these new complex and sophisticated accounting entries, we generated complex accounting calculations and account reclassifications to affect their fair value recognition as liabilities to be included in this Annual Report. In connection with the completion of its review of our fiscal quarter ended March 31, 2006, Malone & Bailey, PC identified certain accounting corrections and account reclassifications still required in applying the rules for accounting for derivatives under FAS 133 that were required to fully compute their fair value recognition as liabilities. These corrections amounted to an immaterial net change to our expense recognition for the period, but did indicate that further efforts were required to adequately train our staff regarding certain complex accounting requirements, including FAS 133 requirements. Additionally, during the fourth quarter of our 2006 fiscal year, a new accounting manager was hired into the accounting function, further strengthening the experience and accounting knowledge available to us to prepare and process our external financial reports.
Fiscal Year Ended June 30, 2006
This fiscal year end report properly reflects all year-to-date adjustments relating to the misstatement for our unaudited quarter ended September 30, 2005 and the accounting adjustments discussed above. The Audit Committee of the Board of Directors, along with a majority of the Company’s directors, discussed the matters disclosed in this filing with the Company’s independent registered public accountants, Malone & Bailey, PC. Aside from the matters discussed above, no other significant issues or control deficiencies were noted by our outside auditor’s review of the preparation or reporting of our audited fiscal year ended June 30, 2006 external financial reports on Form 10-KSB. In addition, management and the Audit Committee reviewed the various control activities now being instituted and underway to apply both preventative and detective controls to our external financial reporting processes.

During our fourth fiscal quarter we have initiated and continued to apply various systematic controls over the preparation and review of our accounting processes, and are working to improve our internal controls over our accounting close and financial reporting processes. Attention is being given to applying consistent and systematic documentary controls and checklists evidencing of the preparation and review/approval of accounting information and transactions. Additionally, a comprehensive outline for policies and standard operating procedures over the company’s process for corporate governance, accounting process controls and checklists, standardization of accounting transaction approvals and recording, and external financial reporting procedures including signatory approvals has been developed. We began implementing some of these control forms during our fourth fiscal quarter and have been documenting and implementing these documentary control polices and standard operating procedures during our fourth fiscal quarter, including improved supervision and training of our accounting staff in the application of such policies and standard operating procedures.
In response to the continuation of the three previously identified control deficiencies since the fiscal year ended June 30, 2005 as discussed above, and based on the need to restate our first fiscal quarter’s unaudited external financial report on Form 10-QSB/A, particularly in the areas of insufficient review processes during the earlier quarters of our fiscal 2006 period, and the continuing need to improve the training and staffing of the accounting function, management has determined that it currently has a significant deficiency in its ability to report external financial data reliably in accordance with generally accepted accounting principles such that there has been demonstrated a more than remote likelihood that a misstatement of the Company’s annual or interim financial statements that is more than inconsequential may not be prevented or detected. As a result, management has determined that the three control deficiencies as previously identified by Malone & Bailey, PC in connection with the completion of its audit of, and the issuance of its report on, the financial statements of Wherify for the year ended June 30, 2005, did continue to exist during our fiscal year ended June 30, 2006 and have not yet been demonstratably remediated as of our fiscal year ended June 30, 2006. The Company views this as a serious issue. The Company is committed to correct the identified significant deficiency in disclosure controls and procedures and internal controls as soon as feasible. Management, in consultation with its outside auditors and other outside advisers as appropriate, is working to finish its design and implement those procedures deemed necessary to resolve these three previously identified control deficiencies. Management is encouraged by the remedial steps taken during our most recent fiscal quarter and the ongoing improvements over disclosure controls being instituted in our accounting function including those listed below.
Steps planned to be taken during our 2007 fiscal year:
1.
Complete remedial actions to address and resolve our identified internal control deficiencies over unusual or complex accounting transactions, including clear documentation of procedures to be followed in accounting for our current complex accounting matters to be used in conjunction with our ongoing accounting and reporting processes for our fiscal year ending June 30, 2007;
2.
Implement our plan for a systematic program of company policies and standard operating procedures over accounting and external financial reporting processes by continuing the process of incorporating existing policies into our recently finished comprehensive framework and continue drafting those policies and standard operating procedures most relevant to our current accounting operations;
3.
Strengthen the staff accounting skills and improve supervision controls over accounting processes including unusual or complex accounting transactions. As resources are available this will include intermediate and advanced level accounting training seminars, as appropriate.
As concluded above, additional effort is needed to fully remedy these three identified deficiencies and we are continuing and expect to complete our efforts to improve and strengthen our control processes and procedures. Our management and Audit Committee intend to continue to work with our auditors and other outside advisors, as appropriate, to develop and then apply our controls and procedures with the goal of achieving adequate and effective disclosure controls. We believe that with a properly planned, designed and implemented system of internal controls over financial reporting, our disclosure controls and procedures are expected to be determined to be effective in our fiscal year 2007.

(b) Changes in Internal Controls Over Financial Reporting.
During the fiscal quarter ending June 30, 2006, the following changes were affected in our system of internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting:
1.
Hired an experienced Accounting Manager effective May 2, 2006.
Item 8B. Other Information.
None.

PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
Management
The following table sets forth the names, ages and positions of our directors and executive officers as of September 9, 2006:

Name	Age	Position

William B. Scigliano	46	Co-Chairman and President of Governmental Services
W. Douglas Hajjar	59	Co-Chairman
Timothy J. Neher	40	Director and Chief Executive Officer
Wade R. Fenn	48	Director
John Micek III	54	Director
Daniel McKelvey	40	Director
Gerald Parrick	59	President
Mark E. Gitter	52	Chief Financial Officer and Treasurer
Each director will hold office until the next annual meeting of stockholders and until his successor has been elected and qualified.
William B. Scigliano has served as a Director of the Company since November 2002 and served as Chief Executive Officer of the Company from September 2002 until July 2005. Mr. Scigliano also is the President of the Company’s Government Division. From 1991 until September 2002, he served as Executive Director of the Corporate and Public Issues Division of the Ministry of the Attorney General of British Columbia. Mr. Scigliano received a Bachelors Degree from the University of Victoria and a Masters Degree from the Graduate School of Business Administration of the University of Oregon. Mr. Scigliano also serves on the Board of Directors of Acies Corp. and Alphatrade.com.
W. Douglas Hajjar has served as a Director of the Company since November 2005. Mr. Hajjar served as chairman of Wherify California from 1998 until July 21, 2005. Mr. Hajjar previously served as Chairman of Control Data Corporation and Vice Chairman of Cadence Design Systems, Inc. Mr. Hajjar served as Chairman and CEO of Valid Logic for 5 years, Chairman and CEO of Telesis Systems for 2 years, and CFO and COO of GenRad for 5 years. Mr. Hajjar received a Bachelor Degree from Boston College in 1968.
Timothy J. Neher, the current Chief Executive Officer of Wherify, founded Wherify California in 1998 after more than a decade of experience developing and marketing new consumer products. He served as Chief Executive Officer of Wherify California from 1998 to July 2005 and has served as Chief Executive Officer and a Director of the Company since July 2005. Mr. Neher is responsible for leading Wherify’s vision, executive team and overall company growth and strategy. Prior to launching Wherify California, Mr. Neher served as the Vice President of Marketing and Sales for CTH Consumer Plastic, Inc. where he worked from 1992 to 1998. From 1988 to 1992, Mr. Neher was Vice President of Operations for Windy City Product Development.
Wade R. Fenn served as a Director of the Company from July 2005 to November 2005, and then rejoined the Board of Directors in December 2005. He has over two decades of retail electronics experience. From 1980-2002, he worked at Best Buy Co., Inc. in a number of positions, most recently as President of Entertainment and Strategic Business Development of Best Buy Co., Inc. Mr. Fenn joined Best Buy in 1980. Prior to serving as President of Entertainment and Strategic Business Development, Mr. Fenn held the position of Executive Vice President—Marketing, where he was responsible for all marketing, merchandising, advertising, and inventory teams. After receiving his degree in economics and history from Williams College in 1980, Mr. Fenn joined Best Buy as a sales person and served in various operating roles, including Senior Vice President Retail, Vice President Sales, district manager and store manager. Mr. Fenn currently is the President of Navvo, a start-up company, which is developing several voice applications for the consumer market. Mr. Fenn is also the managing partner of Retail Masters, a consulting company.

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
Gerald Parrick has served as President of the Company since July 2005. Prior to joining the Company, Mr. Parrick was President of Wherify California from November 29, 2004 to July 2005. Mr. Parrick has more than two decades of experience in the networking and communications industry, most recently as founder, Chairman and CEO of Yipes Communications, Inc. from 1999 to August 2002, and Chairman and Chief Executive Officer of Diamond Lane Communications, Inc. from 1997 to 1999. Yipes Communications, Inc. filed for bankruptcy protection in March 2002. Mr. Parrick was a Sloan Fellow at Stanford University and holds a Masters in Management Science from Stanford University.
Mark E. Gitter has served as Chief Financial Officer, Treasurer of the Company since February 13, 2006. Mr. Gitter, a certified public accountant, has over 27 years of broad-based domestic and international responsibilities in finance and accounting. Since 2001, Mr. Gitter has acted as an independent contractor to public companies providing senior level support in the areas of strategic and tactical financial operations and planning. In addition, during 2003 and 2004 Mr. Gitter served as Director, Financial Reporting and Budgeting, for Advanced Bionics Corporation. From 1999 to 2001, Mr. Gitter served as Chief Financial Officer of Hyseq, Inc., and prior to that from 1998 to 1999 he served as Director of Finance and Controller for Hyseq, Inc. Mr. Gitter has an MBA in Accounting and Health Care Fiscal Management, and a BS in Biochemistry, from the University of Wisconsin.
Daniel McKelvey has served as a director of the Company since August 2006, and had previously served as a director of the Company from March 2004 until July 2005. Mr. McKelvey is a co-founder and Managing Partner of Forté Partners, LLC, a merchant banking firm based in San Francisco that focuses on investments in software, wireless communications, and broadband networking. He serves as a general partner of three partnership funds of the firm. Mr. McKelvey has also been an active entrepreneur, co-founding Forté Capital LLC based in New York, an asset management firm with over $400 million under management providing advisory services to small institutions and high net worth individuals. Mr. McKelvey served nine years as a professional in the Capital Markets Practice for Accenture, formally Andersen Consulting, both in New York and San Francisco. He has extensive expertise in enterprise software, networking, and financial services. Mr. McKelvey was responsible for the strategic planning, development, and implementation of various equity and fixed income portfolio management, investment control, trading, settlement control, and risk management systems. Clients included The Capital Group, Goldman Sachs, and Donaldson Lufkin and Jenrette. Mr. McKelvey holds a B.S. cum laude in mathematics and computer science from the University of New Hampshire.
Compensation Committee Interlocks and Insider Participation
We are not aware of any interlocks or insider participation required to be disclosed under applicable rules of the Securities and Exchange Commission.
Compensation of Directors
Upon appointment and their acceptance to serve on our Board, each new non-employee director is issued a non-statutory stock option (the “Option”) pursuant to the Company’s stock option plan to purchase 50,000 shares of Common Stock of the Company (“Shares”) at a purchase price equal to the current fair market value of such Shares as determined by the Board. The Option vests in equal monthly increments over four years so long as the non-employee director remains a member of the Board. Upon serving on the Board for one year and upon being appointed for another term, the non-employee director will receive additional options for 10,000 Shares which will vest ratably over 12 months. The non-employee director will receive additional options for 10,000 Shares for each one year term of service with the Board thereafter.

In addition to the equity compensation described above, we pay each of our non-employee directors $3,000 per calendar quarter in which they serve on the Board plus an additional $2,000 per meeting for each of the first five meetings per year and $500 per scheduled monthly teleconference meeting they attend. In addition, we reimburse our directors for their reasonable out-of-pocket expenses incurred in attending meetings of our Board or committees thereof.
On January 13, 2006, Wherify entered into a letter agreement with Mr. Hajjar setting forth certain terms of his services as a Director and Co-Chairman. Under this agreement, Mr. Hajjar agreed to direct and coordinate the Board’s oversight of the business and operations of the Company and the activities and performance of senior management, and to assist senior management in developing strategic plans for the Company and with fund raising and financing activities. Pursuant to the agreement, on January 13, 2006 the Company granted to Mr. Hajjar an option to purchase 125,000 shares of common stock at an exercise price equal to the closing sales price on that date. The option vests in equal monthly increments over four years so long as Mr. Hajjar remains on the Board. The agreement further provides that for each additional year Mr. Hajjar serves on the Board he will receive an additional option for 12,500 shares of common stock with an exercise price equal to the closing sales price on the grant date and which vests ratably monthly over 12 months. Mr. Hajjar is also entitled under this agreement to a cash payment of $5,000 per month during which he serves on the Board.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers and directors, and persons who own more than 10% of the Company’s Common Stock to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission (the “SEC”). Such executive officers, directors and 10% Stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely on information provided to Wherify, Wherify believes that during the last fiscal year, the following reports required by Section 16(a) of the Exchange Act to be filed by its Directors and executive officers were not timely filed: John Micek was late reporting one transaction on a Form 4 and Wade Fenn was late reporting one transaction on Form 4. Reggie Brown, formerly a director of the Company, was late reporting one transaction on a Form 4. Mark Gitter was late reporting one transaction on Form 3.
Code of Business Conduct and Ethics
The Board of Directors has adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, and a Code of Ethics for our Chief Executive Officer and Senior Financial Officers that complies with the requirements of Section 406 of the Sarbanes-Oxley Act. Copies of these codes of ethics were filed with the Company’s Current Report on Form 8 K as filed with the Securities and Exchange Commission on August 31, 2005. Copies are available on our website and will be provided without charge upon request made to the Company’s Secretary at 2000 Bridge Parkway, Suite 201, Redwood Shores, CA 94538. We intend to timely disclose any amendments to or waivers of certain provisions of our code of business conduct and ethics on our website within 5 business days of such amendment or waiver or as otherwise required by the SEC.

Item 10. Executive Compensation.
Executive Compensation
The following Summary Compensation Tables shows certain compensation information for each of the Company’s chief executive officer and the four other highest paid executive officers (collectively referred to as our “named executive officers”). Compensation data is shown for the three fiscal years ended June 30, 2006. This information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.
Summary Compensation Table

		Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary(a)	Bonus	Other Annual Compensation	Restricted Stock Awards	Options/ SARs	LTIP Payouts

Timothy J. Neher(b)	2006	$188,462	—	—	—	—	$175,407	(i)

William B. Scigliano(c)	2006	$142,700	$119,000	—	30,000	—	$30,000	(j)
	2005	$142,700	$30,000	—	—	—	$30,000	(j)
	2004	$133,967	—	—	—	50,000

Matthew Neher(d)	2006	$140,172	—	—	—	125,000

Gerald Parrick(e)	2006	$174,327	—	—	—	—

Jeff Hoever(f)	2006	$130,038		—	—	—

Mark E. Gitter(g)	2006	$67,308	—	—	—	260,000

John Davis(h)	2006	$71,448		—	—	—
——————
(a)
Amounts shown include cash compensation earned with respect to the year shown above.
(b)
Mr. Timothy J. Neher began serving as Chief Executive Officer of the Company on July 25, 2005.
(c)
Mr. Scigliano served as Chief Executive Officer of the Company from August 1, 2003 until July 25, 2005. He currently serves as President of the Governmental Affairs division for the Company and Co-Chairman of the Board of Directors.
(d)
Mr. Matthew Neher began serving as Vice President of Business Development of the Company on July 25, 2005.
(e)
Mr. Parrick began serving as President of the Company on July 25, 2005.
(f)
Mr. Hoever began serving as Director of Manufacturing of the Company on July 25, 2005.
(g)
Mr. Mark E. Gitter began serving as Chief Financial Officer and Treasurer of the Company on February 13, 2006.
(h)
Mr. John Davis began serving as Vice President and Chief Financial Officer of the Company on July 25, 2005 and resigned from his position with the Company on February 10, 2006.
(i)
Includes $24,000 automobile allowance and $151,407 of forgiveness of promissory note reported as compensation.
(j)
Includes $30,000 automobile and housing allowance.

OPTION/SAR GRANTS IN LAST FISCAL YEAR
The table below set forth information pertaining to stock options granted to the named executive officers during the fiscal year ended June 30, 2006. No SARs of any kind were granted.

Name	Number of Shares Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise Price Per Share	Expiration Date

Mathew Neher(1)	125,000	5%	$1.65	9/21/2009
——————
(1)
One quarter of the shares vest after 12 months of employment, and the remainder vest at 1/48th per month over the following four-year period.
OPTION EXERCISES/VALUE OF UNEXERCISED OPTIONS
During the fiscal year ended June 30, 2006, no stock options were exercised by any named executive officers. As of June 30, 2006, Wherify had not granted any SARs of any kind. The table below sets forth information pertaining to the value of unexercised stock options held by the named executive officers as of June 30, 2006.
AGGREGATED OPTION EXERCISES IN LAST
FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Shares Underlying Unexercised Options at Fiscal Year-End (#)			Value of Unexercised In-the-Money Options at Fiscal Year-End ($)(1)
			Exercisable		Unexercisable	Exercisable	Unexercisable

Timothy J. Neher	—	—	1,543,279	(2)	—	$586,446	—
Gerald Parrick	—	—	192,751		287,459	$79,028	$117,858
Mathew Neher	—	—	91,708		100,521	$27,563	$11,813
Jeff Hoever	10,280	$8,508	36,591		73,181	$15,002	$30,004
William B. Scigliano	—	—	264,323		110,677	$—	—
Mark E. Gitter	—	—	—		260,000	—	—
John Davis(3)	112,048	$205,899	—		—	—	—
——————
(1)
Based on the June 30, 2006 closing price of Wherify common stock of $0.72 share.
(2)
Includes 233,811 shares of common stock subject to a right of repurchase in favor of Wherify as of June 30, 2006.
(3)
Mr. John Davis began serving as Vice President and Chief Financial Officer of the Company on July 25, 2005 and resigned from his position with the Company on February 10, 2006.
EMPLOYMENT AGREEMENTS AND CHANGE IN CONTROL AGREEMENTS
Employment Agreement with William B. Scigliano
Effective January 1, 2004, we entered into an employment agreement with Mr. Scigliano. Under the agreement, Mr. Scigliano agreed to serve as our President and Chief Executive Officer at an annual salary of $142,700. In addition, we granted Mr. Scigliano an option to purchase 50,000 shares of our common stock at an exercise price of $6.00 per share. In addition to the compensation described above, we also agreed to award Mr. Scigliano additional cash bonuses in the event we achieved certain milestones as described in the agreement (“Milestone Bonuses”). Mr. Scigliano also receives a housing allowance of $1,500 per month and an automobile allowance of $1,000 per month. Mr. Scigliano is also entitled to participate in any and all employee benefit plans established for our employees and is entitled to standard expense reimbursements.
On March 2, 2004, the Company and Mr. Scigliano amended his employment agreement, effective upon the closing of the merger. Under Mr. Scigliano’s amended employment agreement, we agreed to establish, as soon as practicable after the closing of the merger, a public sector business unit for which Mr. Scigliano will be responsible.

In addition, as long as Mr. Scigliano is employed by us, our board of directors agrees to nominate him to serve as a member of the board of directors and so long as Mr. Scigliano continues to be elected to our board of directors, the board of directors agrees to elect him as chairman of the board.
Mr. Scigliano is entitled to the following severance benefits:
•
If Mr. Scigliano’s employment is terminated as a result of his death or disability, his estate is entitled to receive his monthly salary plus 1/12th of any bonus to which Mr. Scigliano is entitled for a period equal to the greater of one (1) year following such termination or the remainder of the term of the agreement.
•
If Mr. Scigliano’s employment is terminated for Cause (as defined in the agreement), Mr. Scigliano is entitled to receive his salary and any bonus payable through the date of his termination.
•
If Mr. Scigliano’s employment is terminated without Cause, or if Mr. Scigliano terminates his employment for Good Reason (as defined in the agreement), Mr. Scigliano is entitled to receive: (a) all salary and other benefits to which he would be entitled for the remainder of the term of the agreement; plus (b) a lump sum payment at the effective date of termination of an amount equal to all Milestone Bonuses payable under the agreement. Additionally, all stock options granted to Mr. Scigliano, which are unvested as of the termination date, shall fully vest and shall be exercisable for a period of one year after the date of termination.
•
If Mr. Scigliano’s employment is terminated without Cause or if Mr. Scigliano terminates his employment for Good Reason within six months following a Change in Control (as defined in the agreement, which would include the Merger), Mr. Scigliano is entitled to receive: (a) his base salary and other benefits through and including the date of such termination; and (b) an amount equal to (i) three times his base salary at the annual base salary then currently in effect and (ii) three times the total amount of all Milestone Bonuses payable under the agreement. Additionally, all stock options to purchase Wherify stock granted to Mr. Scigliano, which are unvested as of such termination, shall automatically vest and shall be exercisable for a period of one year.
On May 19, 2005, the Company and Mr. Scigliano entered into a second amendment to his employment agreement that provided that Mr. Scigliano’s employment agreement terminates on the second anniversary date of the closing of the merger with Wherify California, unless automatically extended for an additional 24 month period or otherwise terminated as provided in the agreement. It was also agreed that, if Mr. Scigliano’s employment is terminated Without Cause or if Mr. Scigliano terminates his employment for Good Reason within six months following a Change in Control (as defined in the agreement, which would include the merger), Mr. Scigliano is entitled to received: (a) his base salary and other benefits through and including the date of such termination; and (b) an amount equal to (i) three times his base salary at the annual base salary then currently in effect and (ii) three times the total amount of Milestone Bonuses payable under the agreement. Additionally, the clause which previously provided that all stock options to purchase Wherify stock granted to Mr. Scigliano, which are unvested as of such termination, shall automatically vest and shall be exercisable for a period of one year was eliminated from his employment agreement.
Employment Agreement with Timothy J. Neher
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
Under the terms of the employment agreement, Mr. Neher is entitled to the following severance benefits:
•
If Mr. Neher’s employment is terminated other than for “Cause” (as defined in the agreement), or if he resigns as a result of a “Constructive Termination” then Mr. Neher is entitled, in exchange for a release of all claims, a lump sum severance payment equal to 12 months base salary, as then determined, plus 50% of his prior year’s bonus, if any. Additionally, Mr. Neher will receive accelerated vesting with respect to 240,105 shares purchasable upon exercise of the option granted to him by Wherify California.
Consulting Agreement with Douglas Hajjar
Effective January 1, 2004, Wherify California entered into a Consulting Agreement (the “Initial Consulting Agreement”) with Douglas Hajjar, which was subsequently assumed by Wherify in connection with the merger of Wherify Acquisition, Inc. with Wherify California on July 21, 2005. Under the terms of the Initial Consulting Agreement, Mr. Hajjar acted as a financial advisor to the Company and the Company paid Mr. Hajjar a consulting fee of $10,000 per month.
In accordance with the terms of the Initial Consulting Agreement, in 2004 Wherify California issued to Mr. Hajjar an option to purchase 100,000 shares of Wherify California common stock (equivalent to approximately 481,000 shares of Wherify common stock) at the then fair market value. The options vest ratably on a monthly basis over a 36 month period commencing on the date of the agreement, but cease to vest upon termination of the agreement. All options granted pursuant to the Initial Consulting Agreement vest immediately upon a Change in Control.
The Initial Consulting Agreement also provided that upon a Change of Control during the term of the agreement, or within six months thereafter, in which the acquiring person or entity is introduced to the company by Mr. Hajjar, the company would pay Mr. Hajjar an acquisition fee equal to 2% of the aggregate consideration paid to the company’s stockholders in such transaction.
On January 13, 2006, Wherify and Mr. Hajjar entered into a new Consulting Agreement which supersedes and replaces the Initial Consulting Agreement entered into effective January 1, 2004. Under the new Consulting Agreement, Mr. Hajjar continues to be paid a fee of $10,000 per month for his assistance as a financial adviser to the Company and is entitled to reimbursement for out-of-pocket costs and indemnification for damages arising out of his services. However, he is no longer entitled to a fee in connection with a Change in Control transaction. The agreement is terminable by either party on 30 days’ notice.
Also on January 13, 2006, Wherify entered into a letter agreement with Mr. Hajjar setting forth certain terms of his services as a Director and Co-Chairman. Under this agreement, Mr. Hajjar agreed to direct and coordinate the Board’s oversight of the business and operations of the Company and the activities and performance of senior management, and to assist senior management in developing strategic plans for the Company and with fund raising and financing activities. Pursuant to the agreement, on January 13, 2006 the Company granted to Mr. Hajjar an option to purchase 125,000 shares of common stock at an exercise price equal to the closing sales price on that date. The option vests in equal monthly increments over four years so long as Mr. Hajjar remains on the Board. The agreement further provides that for each additional year Mr. Hajjar serves on the Board he will receive an additional option for 12,500 shares of common stock with an exercise price equal to the closing sales price on the grant date and which vests ratably monthly over 12 months. Mr. Hajjar is also entitled under this agreement to a cash payment of $5,000 per month during which he serves on the Board.
Employment Agreement with Gerald Parrick
In December 2004, Wherify California entered into an employment agreement with Mr. Parrick. Under this agreement, Mr. Parrick agreed to serve as President of Wherify California, at an annual salary of $185,000. In addition, in December 2004, Wherify California granted Mr. Parrick an option to purchase 480,210 shares, at an exercise price of $0.32 per share. One sixteenth of the shares vest after 3 months of employment, and the remainder vest at 1/48th per month over the following four-year period. Under the employment agreement, Mr. Parrick is entitled to a lump sum severance payment equal to four months base salary in the event he is terminated other than for cause, or if he terminates his employment as a result of a constructive termination (as defined in the agreement). Wherify has agreed to assume this agreement from Wherify California.
Employment Agreement with Mark E. Gitter
In February 2006, Wherify entered into an employment agreement with Mr. Gitter. Under this agreement, Mr. Gitter agreed to serve as Chief Financial Officer of Wherify at an annual salary of $175,000 per year, subject to periodic review and adjustment. In addition, senior management will recommend that the Board of Directors grant Mr. Gitter an option to purchase up to 260,000 shares of the Company’s Common Stock. The option will be exercisable for a period of 10 years and will vest in accordance with the following schedule: (a) 25% of the total number of shares purchasable upon exercise of the option will vest after 12 months of continuous employment and (b) an additional 1/48 of the option shares will vest at the close of each month during the remaining term of the option. In the event that Mr. Gitter is terminated by the Company without cause or resigns as a result of a constructive termination, he is entitled to a severance payment equal to three months of his base salary, but only if such termination occurs subsequent to Mr. Gitter having received a satisfactory performance review, and health care coverage during the severance period.
Item 11. Security Ownership of Certain Beneficial Owners and Management.
The following tables set forth information as of August 18, 2006 regarding the beneficial ownership of common stock by (a) each stockholder who is known by Wherify to own beneficially in excess of 5% of Wherify’s outstanding common stock; (b) each director; (c) by the Company’s Chief Executive Officer and the four other highest paid executive officers (the “Named Executive Officers”); and (d) the executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of common stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of common stock.
The percentage of beneficial ownership is based upon 59,114,013 shares of common stock outstanding, as of August 18, 2006. Unless otherwise indicated, the address of the following stockholders is c/o Wherify Wireless, Inc. 2000 Bridge Parkway, Suite 201, Redwood Shores, California, 94065.
Security Ownership of Certain Beneficial Owners(a)

Title of Class	Name and Address of Beneficial Owner	Beneficial Ownership		% of Class(b)

Common	Harvey Miller	2,959,992		5.0%
Common	Timothy J. Neher	10,014,110	(c)	16.5%
——————
(a)
Security ownership information for beneficial owners is taken from statements filed with the Securities and Exchange Commission pursuant to Sections 13(d), 13(g) and 16(a) and information made known to the Company.
(b)
Based on 59,114,013 shares of common stock outstanding on August 18, 2006.
(c)
Includes 1,426,286 shares issuable pursuant to stock options that are or will become exercisable within 60 days of August 18, 2006, of which 231,597 shares are subject to a right of repurchase in favor of Wherify within 60 days of August 18, 2006.
Security Ownership of Directors and Executive Officers

Title of Class	Name of Beneficial Owner	Beneficial Ownership(a)(b)		Percent of Class(c)

Common	Wade Fenn	118,055	(d)	*
Common	Douglas Hajjar	2,676,409	(e)	4.5%
Common	John Micek III	37,161	(f)	*
Common	Timothy J. Neher	10,014,110	(g)	16.5%
Common	Gerald Parrick	229,100	(h)	*
Common	William B. Scigliano	323,785	(i)	*
Common	Matthew Neher	293,303	(j)	*
Common	Jeff Hoever	44,900	(k)	*
Common	Daniel McKelvey	25,000	(l)	*

	All Directors and Executive Officers as a Group	13,988,497		22.7%
——————
*
Does not exceed 1% of the referenced class of securities.
(a)
Ownership is direct unless indicated otherwise.

(b)
All shares issuable pursuant to stock options that are or will become exercisable within 60 days of August 18, 2006.
(c)
Calculation based on 59,114,013 shares of Common Stock outstanding as of August 18, 2006.
(d)
Includes 46,024 shares issuable pursuant to stock options that are or will become exercisable within 60 days of August 18, 2006.
(e)
Includes 23,785 restricted shares that become vested within 60 days of August 18, 2006.
(f)
Includes 13,576shares issuable pursuant to stock options that and/or will become exercisable within 60 days of August 18, 2006.
(g)
Includes 1,426,286 shares issuable pursuant to stock options that are/or will become exercisable within 60 days of August 18, 2006.
(h)
All shares issuable pursuant to stock options that are/or will become exercisable within 60 days of August 18, 2006.
(i)
Includes 273,785 shares issuable pursuant to stock options that are or will become exercisable or vested within 60 days of August 18, 2006.
(j)
Includes 106,622 shares issuable pursuant to stock options that are/or will become exercisable within 60 days of August 18, 2006.
(k)
All shares issuable pursuant to stock options that are / or will become exercisable within 60 days of August 18, 2006.
(l)
All shares issuable pursuant to warrants that are exercisable within 60 days of August 18, 2006.
Equity Compensation Plan Information
The following table provides information as of June 30, 2006 with respect to our compensation plans (including individual compensation arrangements), under which securities are authorized for issuance aggregated as to (i) compensation plans previously approved by Stockholders, and (ii) compensation plans not previously approved by Stockholders.
EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)

Equity compensation plans approved by security holders	6,221,160	(1)	$0.95	1,803,936	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	6,221,160		$0.95	1,803,936
——————
(1)
Of these securities, 2,446,567 options, 325,000 options and 3,449,593 options were issued and outstanding as of June 30, 2006 pursuant to the 2004 Stock Plan, the 2001 Stock Plan and the 1999 Stock Option Plan, respectively.
(2)
Of these securities, 1,553,433 options, 0 options, and 250,503 options were available for issuance as of June 30, 2006 pursuant to the 2004 Stock Plan, the 2001 Stock Plan and the 1999 stock Option Plan, respectively.

Item 12. Certain Relationships and Related Transactions.
CERTAIN TRANSACTIONS
In August 2003 Wherify entered into a consulting agreement with Daniel McKelvey. This agreement was terminated in July 2005. Under the agreement Mr. McKelvey provided advice regarding financial management and business planning; identifying, evaluating, negotiating and securing sources of funding and merger and acquisition prospects; and other matters upon request. Under the agreement, Mr. McKelvey received $10,000 per month in cash or shares of Wherify common stock and a warrant for 50,000 shares of common stock with a purchase price of $2.00 per share, which vested over a one-year period. In addition, the agreement provided that in the event Wherify raised additional financing and Mr. McKelvey provided the only investment banking services with respect to the financing, Mr. McKelvey would be entitled to cash compensation equal to 6% of the funds raised and a warrant for Wherify common stock equal to 10% of the funds raised. If investment-banking services from other sources were used as well, the agreement provided that Mr. McKelvey would be entitled to a cash payment of $100,000. In August 2004, Wherify and Mr. McKelvey entered into the Consulting Agreement Addendum, pursuant to which the parties agreed to extend the consulting agreement for an additional 6 months, through January 31, 2005, on the same terms and conditions as the original consulting agreement except that Wherify agreed to issue Mr. McKelvey a warrant to purchase 25,000 shares with an exercise price of $3.00. Fifty percent of the shares issuable upon exercise of the warrant vested on the first day of each quarter beginning August 1, 2004. The warrant is exercisable any time before July 31, 2009 in cash or pursuant to a cashless exercise provision. This warrant is fully vested. Upon completion of the financing completed in January 2005, Wherify paid Mr. McKelvey $100,000. On August 25, 2005 the company approved payment of $25,000 in cash and 50,000 shares of common stock as compensation in full for services rendered in connection with the successful closing of the merger of Wherify Acquisition, Inc. with Wherify California, Inc.
On January 11, 2005, Forte Capital Partners, LLC, of which Daniel McKelvey is a managing partner, purchased $25,000 of convertible debentures. The convertible debentures bore interest at an annual rate of 5%. The debentures were converted into shares of Wherify’s common stock at the conversion price of $2.00 per share upon the effectiveness of the registration statement registering such shares. In connection with the sale of the convertible debentures, Wherify issued to Forte Capital Partners, LLC warrants to purchase 6,250 shares of its common stock for an exercise price of $2.70 per share. All of these warrants have been exercised. On January 24, 2005, Wherify extended the due date on another convertible debenture which was issued to Forte Capital Partners, LLC in 2003 from March 31, 2005 to June 30, 2005. The face value of the debenture was $300,000. This debenture and its accrued interest were converted into 454,547 shares of common stock in May 2005.
In May and June 2004, Wherify issued a $50,000 short-term note to Greg J. Micek, a former member of Wherify’s board of directors and brother of current director John Micek III. The notes bore interest at the annual rate of 6% and were due July 31, 2004. In July 2004, Mr. Micek assigned his note to a third party.
On January 12, 2005, Wherify issued bonuses to Greg Micek, a former member of its board of directors and brother of current director John Micek III, and to Mike Walsh, its former Chief Financial Officer. Mr. Micek received a cash payment of $50,000 and 10,416 restricted shares of Wherify common stock and Mr. Walsh received 20,833 restricted shares of Wherify common stock.
In July 2005, Wherify paid cash bonuses to William Scigliano for reaching bonus milestones in his employment agreement for financing, completion of the merger and relocation of the company totaling $45,000. He also received a bonus of $50,000 cash and 30,000 restricted shares as an added bonus for completion of the merger.
On July 25, 2005 we employed Mr. William Hajjar as our Director of Enterprise Sales. He held this position in Wherify California since May 2003. On November 15, 2005 Mr. W. Douglas Hajjar was appointed to the Board of Directors and further was appointed to serve as the co-Chairman of the Board of Directors. William Hajjar is the son of our co-Chairman Mr. W. Douglas Hajjar. In Fiscal 2006, Mr. William Hajjar was compensated $113,077 and was awarded 60,000 options under our 2004 Stock Plan.
On July 25, 2005 we employed Mr. Matthew Neher as our Vice President of Business Development. He held this position in Wherify California since May 1999. Mr. Matthew Neher is the brother of our Director and Chief Executive Officer Mr. Timothy J. Neher. In Fiscal 2006, Mr. Matthew Neher was compensated $140,626 and was awarded 125,000 options under our 2004 Stock Plan.

On January 13, 2006, Wherify and Mr. W. Douglas Hajjar entered into a new Consulting Agreement that supersedes and replaces the Consulting Agreement entered into effective January 1, 2004. Under the new Consulting Agreement, Mr. Hajjar continues to be paid a fee of $10,000 per month for his assistance as a financial adviser to the Company and is entitled to reimbursement for out-of-pocket costs and indemnification for damages arising out of his services. However, he is no longer entitled to a fee in connection with a Change in Control transaction. The agreement is terminable by either party on 30 days’ notice.
Also on January 13, 2006, Wherify entered into a letter agreement with Mr. W. Douglas Hajjar setting forth certain terms of his services as a Director and Co-Chairman. Under this agreement, Mr. Hajjar agreed to direct and coordinate the Board’s oversight of the business and operations of the Company and the activities and performance of senior management, and to assist senior management in developing strategic plans for the Company and with fund raising and financing activities. Pursuant to the agreement, on January 13, 2006 the Company granted to Mr. Hajjar an option to purchase 125,000 shares of common stock at an exercise price equal to the closing sales price on that date. The option vests in equal monthly increments over four years so long as Mr. Hajjar remains on the Board. The agreement further provides that for each additional year Mr. Hajjar serves on the Board he will receive an additional option for 12,500 shares of common stock with an exercise price equal to the closing sales price on the grant date and which vests ratably monthly over 12 months. Mr. Hajjar is also entitled under this agreement to a cash payment of $5,000 per month during which he serves on the Board.
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

PART IV
Item 13. Exhibits and Reports on Form 8-K.
(A)
Documents Filed as Part of This Report:
(I)
Consolidated Financial Statements:
WHERIFY WIRELESS, INC.
(II)
Financial Statement Schedules:
None.
(III)
Index of Exhibits:
(a) The following Exhibits are filed herewith unless otherwise indicated:

Exhibit No.	Description

2.1
Agreement and Plan of Merger dated as of April 14, 2004, by and among IQ Biometrix, Inc., Wherify Acquisition, Inc. and Wherify Wireless, Inc. is incorporated by reference from Appendix A to the joint proxy statement/prospectus which is part of the Registration Statement on Form S-4/A filed on June 30, 2005.

2.2
Amendment No. 1 to Agreement and Plan of Merger dated as of August 13, 2004 by and among IQ Biometrix, Inc., Wherify Acquisition, Inc. and Wherify Wireless, Inc. is incorporated by reference from Appendix B to the Joint Proxy Statement/Prospectus which is part of the Registration Statement on Form S-4/A filed on June 30, 2005.

2.3
Amendment No. 2 to Agreement and Plan of Merger dated as of December 7, 2004 by and among IQ Biometrix, Inc., Wherify Acquisition, Inc. and Wherify Wireless, Inc. is incorporated by reference from Appendix C to the joint proxy statement/prospectus which is part of the Registration Statement on Form S-4/A filed on June 30, 2005.

2.4
Amendment No. 3 to Agreement and Plan of Merger dated as of January 13, 2005 by and among IQ Biometrix, Inc., Wherify Acquisition, Inc. and Wherify Wireless, Inc. is incorporated by reference from Appendix D to the joint proxy statement/prospectus which is part of the Registration Statement on Form S-4/A filed on June 30, 2005.

2.5
Amendment No. 4 to Agreement and Plan of Merger dated as of April 18, 2005 by and among IQ Biometrix, Inc., Wherify Acquisition, Inc. and Wherify Wireless, Inc. is incorporated by reference from Appendix E to the joint proxy statement/prospectus which is part of the Registration Statement on Form S-4/A filed on June 30, 2005.

3.1	Bylaws are incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 (SEC File No. 333-41635) filed December 29, 1997.
3.2
Amended and Restated Certificate of Incorporation of Wherify Wireless, Inc. is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 (SEC File No. 333-124027) as filed October 24, 2005.

3.3	Amendment to Amended and Restated Certificate of Incorporation of Wherify Wireless, Inc. +

Exhibit No.	Description

4.1	Specimen Common Stock Certificate is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 (SEC File No. 333-122710) filed September 13, 2005.
5.1	Opinion of Allen Matkins Leck Gamble & Mallory LLP.++
10.01
Asset Purchase Agreement dated February 11, 2003 by and between Special Equity IV, L.P. and Wherify is incorporated herein by reference from Wherify’s (SEC File No. 000-24001) Quarterly Report on Form 10-QSB filed with the SEC on February 19, 2003.

10.02
Stock Purchase Agreement dated February 11, 2003 by and between Special Equity IV, L.P. and Wherify is incorporated herein by reference from Wherify’s (SEC File No. 000-24001) Quarterly Report on Form 10-QSB filed with the SEC on February 19, 2003.

10.03
Warrant to Purchase Common Stock dated February 11, 2003 between Wherify and Special Equity IV, L.P. is incorporated herein by reference from Wherify’s (SEC File No. 000-24001) Quarterly Report on Form 10-QSB filed with the SEC on February 19, 2003.

10.04
Memorandum of Agreement regarding stock options dated August 1, 2002 by and between Wherify and William Scigliano is incorporated herein by reference from Wherify’s (SEC File No. 000-24001) Annual Report on Form 10-KSB filed with the SEC on October 15, 2002.

10.05
Memorandum of Agreement regarding stock options dated August 1, 2002 by and between Wherify and Greg J. Micek is incorporated herein by reference from Wherify’s (SEC File No. 000-24001) Annual Report on Form 10-KSB filed with the SEC on October 15, 2002.

10.06
Form of Warrant to Purchase Common Stock Issued to holders dated May 28, 2003 is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 (SEC File No. 333-107570) filed August 1, 2003.

10.07
10% Secured Convertible Debenture dated May 28, 2003 between Wherify and John J. Micek, Jr. is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 (SEC File No. 333-107570) filed August 1, 2003.

10.08
10% Secured Convertible Debenture dated May 28, 2003 between Wherify and Neil Morris is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 (SEC File No. 333-107570) filed August 1, 2003.

10.09
10% Secured Convertible Debenture dated May 28, 2003 between Wherify and Elisa Micek and Forte Capital Partners, LLC is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 (SEC File No. 333-107570) filed August 1, 2003.

10.10
10% Secured Promissory Note between Wherify and Network Storage Systems, Inc. dated May 4, 2003 is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 (SEC File No. 333-107570) filed August 1, 2003.

10.11	Security Agreement between Wherify the Lenders dated May 4, 2003 is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 (SEC File No. 333-107570) filed August 1, 2003.
10.12
6% Secured Convertible Debenture dated September 18, 2003 between Wherify and Platinum Partners Value Arbitrage Fund is incorporated herein by reference from Wherify’s Annual Report on Form 10-KSB (SEC File No. 000-24001) filed October 14, 2003.

10.13
6% Secured Convertible Debenture dated September 18, 2003 between Wherify and Platinum Partners Global Macro Fund, LP is incorporated herein by reference from Wherify’s Annual Report on Form 10-KSB (SEC File No. 000-24001) filed October 14, 2003.

10.14
Warrant to Purchase Common Stock Issued to Platinum Partners Value Arbitrage Fund, LP 2003 is incorporated herein by reference from Wherify’s Annual Report on Form 10-KSB (SEC File No. 000-24001) filed October 14, 2003.

10.15
Warrant to Purchase Common Stock Issued to Platinum Partners Global Macro Fund, LP 2003 is incorporated herein by reference from Wherify’s Annual Report on Form 10-KSB (SEC File No. 000-24001) filed October 14, 2003.

Exhibit No.	Description

10.16
6% Secured Convertible Debenture dated October 30, 2003 between Wherify and William Ritger is incorporated herein by reference from Wherify’s Annual Report on Form 10-QSB (SEC File No. 000-24001) filed November 14, 2003.

10.17
6% Secured Convertible Debenture dated October 8, 2003 between Wherify and Jacob Engel is incorporated herein by reference from Wherify’s Annual Report on Form 10-QSB (SEC File No. 000-24001) filed November 14, 2003.

10.18	Warrant to Purchase Common Stock Issued to William Ritger is incorporated herein by reference from Wherify’s Annual Report on Form 10-QSB (SEC File No. 000-24001) filed November 14, 2003.
10.19	Warrant to Purchase Common Stock Issued to Jacob Engel is incorporated herein by reference from Wherify’s Annual Report on Form 10-QSB (SEC File No. 000-24001) filed November 14, 2003.
10.20
Amendment to Employment Agreement between Wherify and William B. Scigliano dated April 13, 2004 is incorporated herein by reference from Wherify’s Annual Report on Form 10-KSB (SEC File No. 000-24001) filed October 1, 2004.

10.21
Consulting Agreement between Wherify and Daniel P. McKelvey dated August 1, 2003 is incorporated herein by reference from Wherify’s Annual Report on Form 10-KSB (SEC File No. 000-24001) filed October 1, 2004.

10.22
Warrant to Purchase Common Stock Issued to Daniel McKelvey dated August 2003 incorporated by reference from Wherify’s Registration Statement on Form SB-2/A (SEC File No. 333-122710) filed on April 11, 2005.

10.23
6% Secured Convertible Debenture dated August 18, 2004 between Wherify and John Micek, Jr. and Forte Capital Partners, LLC is incorporated herein by reference from Wherify’s Annual Report on Form 10-KSB (SEC File No. 000-24001) filed October 1, 2004.

10.24
Warrant to Purchase Common Stock Issued to Forte Capital Partners, LLC dated July 2004 is incorporated herein by reference from Wherify’s Annual Report on Form 10-KSB (SEC File No. 000-24001) filed October 1, 2004.

10.25
Warrant to Purchase Common Stock Issued to John Micek, Jr. dated July 2004 is incorporated herein by reference from Wherify’s Annual Report on Form 10-KSB (SEC File No. 000-24001) filed October 1, 2004.

10.26
Amendment to Consulting Agreement between Wherify and Daniel McKelvey dated August 1, 2004 is incorporated herein by reference from Wherify’s Annual Report on Form 10-KSB (SEC File No. 000-24001) filed October 1, 2004.

10.27
Warrant to Purchase Common Stock issued to Forte Capital Partners, LLC dated August 17, 2004 is incorporated herein by reference from Wherify’s Annual Report on Form 10-KSB (SEC File No. 000-24001) filed October 1, 2004.

10.28
Warrant to Purchase Common Stock issued to John Micek, Jr. dated August 17, 2004 is incorporated herein by reference from Wherify’s Annual Report on Form 10-KSB (SEC File No. 000-24001) filed October 1, 2004.

10.29
Warrant to Purchase Common Stock issued to Forte Capital Partners, LLC dated October 13, 2004 incorporated by reference from Wherify’s Registration Statement on Form SB-2/A (SEC File No. 333-122710) filed on April 11, 2005.

10.30	Purchase and Registration Rights Agreement dated January 11, 2005 is incorporated herein by reference from Wherify’s Current Report on Form 8-K (SEC File No. 000-24001) filed January 11, 2005.
10.31
Amendment to Consulting Agreement Between Wherify and Liviakis Financial Communications, Inc. dated January 1, 2005 is incorporated herein by reference from Wherify’s Quarterly Report on Form 10-QSB (SEC File No. 000.24001) filed February 10, 2005.

10.32	2005 Consultant Compensation plan is hereby incorporated by reference from Wherify’s Registration Statement on Form S-8 (SEC File No. 333-123145) filed March 4, 2005.

Exhibit No.	Description

10.33
Consulting Agreement with Alpine Capital Partners dated January 2004 is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 (SEC File No. 333-122710) filed March 28, 2005.

10.34
5% Convertible Debenture issued to Austin Lewis dated January 10, 2005 is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 (SEC File No. 333-122710) filed March 28, 2005.

10.35
Warrant to Purchase Common Stock Issued to Austin Lewis dated January 10, 2005 is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 (SEC File No. 333-122710) filed March 28, 2005.

10.36
5% Convertible Debenture issued to Briarwood Investments dated January 10, 2005 is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 (SEC File No. 333-122710) filed March 28, 2005.

10.37
Warrant to Purchase Common Stock Issued to Briarwood Investments dated January 10, 2005 is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 (SEC File No. 333-122710) filed March 28, 2005.

10.38
5% Convertible Debenture issued to Enable Capital Partners dated January 10, 2005 is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 (SEC File No. 333-122710) filed March 28, 2005.

10.39
Warrant to Purchase Common Stock Issued to Enable Capital Partners dated January 10, 2005 is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 (SEC File No. 333-122710) filed March 28, 2005.

10.40
5% Convertible Debenture issued to Forte Capital Partners LLC dated January 10, 2005 is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 (SEC File No. 333-122710) filed March 28, 2005.

10.41
Warrant to Purchase Common Stock Issued to Forte Capital Partners LLC dated January 10, 2005 is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 (SEC File No. 333-122710) filed March 28, 2005.

10.42
5% Convertible Debenture issued to Meadowbrook Opportunity Fund dated January 10, 2005 is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 (SEC File No. 333-122710) filed March 28, 2005.

10.43
Warrant to Purchase Common Stock Issued to Meadowbrook Opportunity Fund dated January 10, 2005 is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 (SEC File No. 333-122710) filed March 28, 2005.

10.44
5% Convertible Debenture issued to Ron Nash dated January 10, 2005 is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 (SEC File No. 333-122710) filed March 28, 2005.

10.45
Warrant to Purchase Common Stock Issued to Ron Nash dated January 10, 2005 is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 (SEC File No. 333-122710) filed March 28, 2005.

10.46
5% Convertible Debenture issued to Nite Capital dated January 10, 2005 is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 (SEC File No. 333-122710) filed March 28, 2005.

10.47
Warrant to Purchase Common Stock Issued to Nite Capital dated January 10, 2005 is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 (SEC File No. 333-122710) filed March 28, 2005.

10.48
5% Convertible Debenture issued to Schottenfeld Group LLC dated January 10, 2005 is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 (SEC File No. 333-122710) filed March 28, 2005.

Exhibit No.	Description

10.49
Warrant to Purchase Common Stock Issued to Schottenfeld Group LLC dated January 10, 2005 is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 (SEC File No. 333-122710) filed March 28, 2005.

10.50
5% Convertible Debenture issued to Special Situations Private Equity Fund, L.P. dated January 10, 2005 is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 (SEC File No. 333-122710) filed March 28, 2005.

10.51
Warrant to Purchase Common Stock Issued to Special Situations Private Equity Fund, L.P. dated January 10, 2005 is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 (SEC File No. 333-122710) filed March 28, 2005.

10.52
5% Convertible Debenture issued to Special Situations Technology Fund, L.P. dated January 10, 2005 is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 (SEC File No. 333-122710) filed March 28, 2005.

10.53
Warrant to Purchase Common Stock Issued to Special Situations Technology Fund, L.P. dated January 10, 2005 is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 (SEC File No. 333-122710) filed March 28, 2005.

10.54
5% Convertible Debenture issued to Special Situations Technology Fund II, L.P. dated January 10, 2005 is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 (SEC File No. 333-122710) filed March 28, 2005.

10.55
Consulting Agreement with Alpine Capital Partners dated January 2004 is incorporated by reference from Wherify’s Registration Statement on Form SB-2/A (SEC File No. 333-122710) filed on April 11, 2005.

10.56
5% Convertible Debenture issued to Austin Lewis dated January 10, 2005 is incorporated by reference from Wherify’s Registration Statement on Form SB-2/A (SEC File No. 333-122710) filed on April 11, 2005.

10.57
Employment Agreement between Timothy Neher and Wherify Wireless, Inc. dated as of November 14, 2002 is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 (SEC File No. 333-122710) filed September 9, 2005.

10.58
Second Amendment to Employment Agreement between William B. Scigliano dated May 19, 2005 is incorporated herein by reference from the Joint Proxy Statement/Prospectus on Form S-4/A filed on June 30, 2005.

10.59
Employment Agreement between Gerald Parrick and Wherify dated as of July 21, 2005 is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2/A (SEC File No. 333-122710) filed on September 9, 2005.

10.60
EMS Agreement between Wherify and CalComp Electronics Public Company Limited dated as of January 7, 2005 is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 (SEC File No. 333-122710) filed September 9, 2005.

10.61
Lease between Westport Joint Venture and World Tracking Technologies, Inc. dated as of September 3, 1999 is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 (SEC File No. 333-122710) filed September 9, 2005.

10.62	IQ Biometrix, Inc. 2004 Stock Plan is incorporated herein by reference from Wherify’s joint proxy statement/prospectus on Form S-4/A as filed on June 30, 2005.
10.63
Amended and Restated 1999 Stock Option Plan of Wherify Wireless, Inc. is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 (SEC File No. 333-122710) filed September 9, 2005.

10.64	2004 Consultant Compensation plan is hereby incorporated by reference from Wherify’s Registration Statement on Form S-8 (SEC File No. 333-112937) filed February 18, 2004.
10.65	Amendment to the 2004 Consultant Compensation plan is hereby incorporated by reference from Wherify’s Registration Statement on Form S-8 (SEC File No. 333-112937) filed October 13, 2004.

Exhibit No.	Description

10.66	2005 Consultant Compensation plan is hereby incorporated by reference from Wherify’s Registration Statement on Form S-8 (SEC File No. 333-123145) filed March 4, 2005.
10.67	International Supply And Distribution Agreement between Wherify and American Network Computadores incorporated by reference from Wherify’s Annual Report on Form 10-KSB filed October 13, 2005.
10.68	Consulting Agreement between Wherify and W. Douglas Hajjar dated January 12, 2006.+
10.69	Letter Agreement between Wherify and W. Douglas Hajjar dated January 13, 2006.+
10.70	Employment Agreement with Mark E. Gitter dated January 24, 2006.+
10.71	Promissory Note between Wherify and Stephen J. Luczo dated February 22, 2006.+
10.72	Placement Agent Agreement between Wherify and Newbridge Securities Corporation dated March 10, 2006.+
10.73
Investment Agreement dated as of February 9, 2006 between Wherify and Dutchess Private Equities Fund, L.P. is incorporated herein by reference from Wherify’s Current Report on Form 8-K filed February 9, 2006.

10.74	Securities Purchase Agreement between Wherify and Cornell Capital Partners, LP dated March 10, 2006.+
10.75	Standby Equity Distribution Agreement between Wherify and Cornell Capital Partners, LP dated March 10, 2006.+
10.76	Investor Registration Rights Agreement between Wherify and Cornell Capital Partners, LP dated March 10, 2006.+
10.77	Security Agreement between Wherify and Cornell Capital Partners, LP dated March 10, 2006.+
10.78	Secured Convertible Debenture between Wherify and Cornell Capital Partners, LP dated March 10, 2006.+
10.79	Secured Convertible Debenture between Wherify and Cornell Capital Partners, LP dated March 14, 2006.+
10.80	Pledge and Escrow Agreement among Wherify, Cornell Capital Partners, LP and David Gonzalez, Esq. dated March 10, 2006.+
10.81	Warrant to Purchase Common Stock (No. CCP-001) issued to Cornell Capital Partners, LP dated March 10, 2006.+
10.82	Warrant to Purchase Common Stock (No. CCP-002) issued to Cornell Capital Partners, LP dated March 10, 2006.+
10.83	Amendment to Secured Convertible Debentures between Wherify and Cornell Capital Partners dated April 21, 2006.+
10.84	Letter Agreement between Wherify and Michael D. Dingman, Jr. dated March 27, 2006. +
10.85	Form of Subscription Agreement.+
10.86
Master Purchase/Reseller Agreement dated March 22, 2006 between Wherify and Siemens AG, Communications, Wireless Module is hereby incorporated by reference to Wherify’s Quarterly Report on Form 10-QSB (SEC File No. 000-24001) filed on May 15, 2006.

10.87	Promissory Note issued by Wherify to Stephen J. Luczo dated June 16, 2006.+
14.1	Code of Business Conduct and Ethics is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 (SEC File No. 333-124027) filed September 13, 2005.
21.1	Company’s subsidiaries.+
31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.++
31.2	Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.++

Exhibit No.	Description

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.++
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.++
——————
+
Filed previously.
++
Filed herewith.
(B) Reports on Form 8-K
The Company filed one current report on Form 8-K during the quarter ended June 30, 2006. On June 22, 2006, a Form 8-K was furnished for the purpose of disclosing our entry into a material definitive agreement related to our entering into a promissory note wherein we borrowed $1,000,000 effective June 16, 2006.
Item 14. Principal Accountant Fees and Services.
Malone & Bailey, PC, Certified Public Accountants, are Wherify’s independent auditors engaged to examine the financial statements of Wherify for the fiscal years ended June 30, 2006 and June 30, 2005. Malone & Bailey, P.C. has performed the following services and has been paid the following fees for these fiscal years:
Fees to Independent Auditors for Fiscal 2006 and 2005
The following table shows the fees billed to the Company for the audit and other services provided by Malone & Bailey, PC for fiscal 2006 and 2005.

	Fiscal 2006	Fiscal 2005

Audit fees(1)	$147,993	$115,000
Audit-related fees	$0	0
Tax fees	$0	0
All other fees	$0	0
——————
(1)
Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

All audit related services, tax services and other services are and were pre-approved by the Company’s Board of Directors and/or the Audit Committee, which concluded that the provision of such services by Malone & Bailey, PC was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Wherify California, Inc.
Redwood Shores, California
We have audited the accompanying consolidated balance sheet of Wherify Wireless, Inc. (the “Company”), as of June 30, 2006 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the two year period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of June 30, 2006, and the results of its operations and its cash flows for the two year period then ended in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Malone & Bailey, PC
Malone & Bailey, PC www.malone-bailey.com Houston, Texas August 16, 2006

WHERIFY WIRELESS, INC.
CONSOLIDATED BALANCE SHEET
June 30, 2006

ASSETS
Current Assets:
Cash and cash equivalents	$524,722
Restricted certificates of deposit	1,278,014
Prepaid expenses	29,281
Accounts receivable, net	10,133
Inventory	81,141
Security deposit	322,400
Other current assets	50,700
Total Current Assets	2,296,391

Intangible assets, net of accumulated amortization of $14,191	30,809
Property and equipment, net of accumulated depreciation of $1,302,036	640,607
Other non-current assets	755,691
Total Assets	$3,723,498

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$2,836,057
Accounts payable – related party	3,105,750
Accrued liabilities	993,552
Accounts payable related to discontinued operating segment	2,085,211
Notes payable – related party	2,000,000
Current maturities of convertible debentures	1,404,990
Fair value of derivatives	2,692,235
Total Current Liabilities	15,117,795
Commitments and Contingencies	—
Stockholders’ Deficit
Common stock, $0.01 par value, 100,000,000 shares authorized; 55,301,513 shares issued and outstanding	553,015
Additional paid-in capital	124,591,434
Accumulated deficit	(136,538,746)
Total Stockholders’ Deficit	(11,394,297)
Total Liabilities and Stockholders’ Deficit	$3,723,498

See accompanying notes to consolidated financial statements.

WHERIFY WIRELESS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended June 30, 2006 and 2005

	Year Ended June 30, 2006	Year Ended June 30, 2005

Revenues:
Sales revenue	$154,936	$—
Operating Expenses:
Cost of goods sold (except for items stated separately below)	18,696	—
Goodwill impairment	67,530,022	—
Intangibles impairment	1,470,492	—
Engineering and development	1,546,033	4,839,888
General and administrative	8,620,040	5,887,385
Rent expense	1,410,294	—
Rent expense – related party	—	1,362,936
Amortization and depreciation	888,548	118,951
Total Operating Expenses	81,484,125	12,209,160
Operating Loss	(81,329,189)	(12,209,160)
Other Income (Expense)
Change in fair value of derivatives	745,823	—
Interest and other expense	(744,735)	(110,240)
Interest and other income	69,345	86,994
Net Loss From Continuing Operations	(81,258,756)	(12,232,406)
Discontinued Operations
Loss from operations of discontinued segment	(85,860)	(171,251)
Net Loss	(81,344,616)	(12,403,657)
Deemed dividend on preferred stock	—	(12,467,059)
Net Loss Attributable to Common Shareholders	$(81,344,616)	$(24,870,716)
Basic and diluted net loss per share from continuing operations	$(1.81)	$(0.85)
Basic and diluted net loss per share from discontinued operations	$(0.00)	$(0.01)
Basic and diluted net loss per share attributable to common shareholders	$(1.81)	$(1.73)
Weighted average number of shares outstanding	44,927,748	14,413,733

See accompanying notes to consolidated financial statements.

WHERIFY WIRELESS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
Years Ended June 30, 2006 and 2005

	Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Deferred Stock Compensation	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount

June 30, 2004, balances	20,243,632	$35,412,752	14,193,692	$141,937	$486,236	$—	$(42,790,473)	$(6,749,548)
Issuance of Series C Convertible Preferred Stock for cash	7,026,466	13,041,680						13,041,680
Beneficial conversion feature embedded in preferred stock							12,467,059	12,467,059
Deemed dividend on preferred stock							(12,467,059)	(12,467,059)
Exercise of common stock options			504,221	5,042	2,458			7,500
Stock option expense					1,388,480	(713,592)		674,888
Net loss							(12,403,657)	(12,403,657)
June 30, 2005, balances	27,270,098	48,454,432	14,697,913	146,979	1,877,174	(713,592)	(55,194,130)	(5,429,137)
Conversion of preferred in connection with Merger	(27,270,098)	(48,454,432)	27,270,098	272,701	48,181,731			—
Issuance of shares in connection with Merger			10,396,883	103,968	69,254,055			69,358,023
Shares issued for exercise of options/warrants			416,961	4,170	404,262			408,432
Shares issued for conversion of debt			50,000	500	224,500			225,000
Shares issued for services			478,687	4,787	846,072			850,859
Shares issued for cash			1,990,971	19,910	3,762,529			3,782,439
Amortization of deferred compensation					(613,088)	713,592		100,504
SFAS 123R stock option expense					654,199			654,199
Net loss							(81,344,616)	(81,344,616)
June 30, 2006, balances	0	$—	55,301,513	$553,015	$124,591,434	$—	$(136,538,746)	$(11,394,297)

See accompanying notes to consolidated financial statements.

WHERIFY WIRELESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 2006 and 2005

	Year Ended June 30, 2006	Year Ended June 30, 2005

Operating Activities:
Net loss	$(81,344,616)	$(12,403,657)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	888,548	118,951
Amortization of debt discount	383,048	—
Impairment of Goodwill and Intangible assets	69,000,514	—
Common stock options and warrants issued for services	1,605,562	674,888
Fair value of derivatives	(745,823)	—
Other non-cash items	450,769	—
Changes in operating assets and liabilities:
Accounts receivable and other	9,810	117,338
Inventory	(73,548)	—
Prepaid expenses and other current assets	9,710	4,320
Other current assets	(270,169)	—
Other assets	(537,652)	—
Accounts payable and accrued expenses	(1,543,675)	1,260,936
Net Cash Used in Operating Activities	(12,167,522)	(10,227,224)

Investing Activities:
Decrease (Increase) in restricted certificates of deposit	1,171,287	(2,191,557)
Purchase of property and equipment	(338,003)	(264,083)
Disposal of property and equipment	—	25,459
Note receivable from IQ Biometrix, Inc	—	(100,000)
Net Cash Provided by (Used in) Investing Activities	833,284	(2,530,181)
Financing Activities:
Proceeds from sale of common stock	3,782,439	—
Proceeds from notes payable – related party	2,000,000	—
Proceeds from convertible debenture, net	4,585,000	—
Proceeds from exercise of warrants and options	408,432	7,500
Proceeds from issuance of convertible preferred stock, net	—	13,041,680
Payment on convertible debentures	(125,000)	—
Net Cash Provided by Financing Activities	10,650,871	13,049,180
Change in Cash and Cash Equivalents	(683,367)	291,775
Cash and Cash Equivalents – Beginning of Period	1,208,089	916,314
Cash and Cash Equivalents – End of Period	$524,722	$1,208,089
Supplemental disclosures of non-cash activities and interest expense paid:
Interest expense paid	$112,847	$55,517
Issuance of common stock for conversion of debt	$225,000	$—
Shares issued related to the Merger	$69,358,023	$—

See accompanying notes to consolidated financial statements.

WHERIFY WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Summary of Significant Accounting Policies
Nature of Business
Wherify Wireless, Inc. (“Wherify” or the “Company”) is a pioneering developer of patented wireless location products and services for family safety and communications, and law enforcement and security technology solutions. Our portfolio of intellectual property includes our proprietary integration of the US Government’s Global Positioning System (GPS) and wireless communication technologies; our patented back-end location service; the Wherifone™ GPS locator phone which provides real-time location information and lets families with pre-teens, seniors, or those with special medical needs, stay connected and in contact with each other; and our FACES™ industry-leading facial composite technology, which is currently being used by thousands of public safety agencies worldwide. Our name, Wherify Wireless, reflects our mission and objective: verify the location of loved ones or possessions of value through wireless technology.
Use of Estimates
In accordance with accounting principles generally accepted in the United States of America, management utilizes certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The primary estimates underlying the Company’s financial statements include the amortization of intangible assets and accruals for other liabilities. Actual results could differ from those estimates.
Cash and Cash Equivalents
Wherify considers all investments with original maturities at the date of purchase of three months or less are considered by the Company to be cash equivalents. At June 30, 2006, the Company did not hold any cash equivalents.
Allowance for Doubtful Accounts
The Company estimates losses for uncollectible trade receivables based on the aging of the accounts receivable and the evaluation of the likelihood of success in collecting the receivable. As of June 30, 2006 the Company has determined that no allowance for doubtful accounts is required.
Inventories
Inventories are valued at the lower of cost (determined on a first-in, first-out method) or market. The Company records provisions to write down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between cost of the inventory and its estimated market value based on assumptions about future market demand and market conditions. If future demand or market conditions are less favorable than currently expected, additional inventory provisions may be required.
Office Equipment
Equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, 3 years for office and computer equipment, 3 to 5 years for test equipment, 7 years for furniture and fixtures, and 10 years for leasehold improvements. When assets are disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gains and losses are included in other income or loss. Maintenance and repairs are charged to expense as incurred.
Goodwill
The Company accounts for goodwill under SFAS No. 142, “Goodwill and Other Intangible Assets” which eliminates the amortization of goodwill and indefinite-lived intangible assets and requires a review at least annually

WHERIFY WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Summary of Significant Accounting Policies – (continued)
for impairment, and more frequently whenever events or changes in circumstances indicate that the carrying amount of goodwill or an indefinite-lived intangible asset might not be recoverable. When such an event occurs, management determines whether there has been impairment by applying such tests as deemed appropriate for the circumstances and situation. If an asset is considered impaired, the asset is written down to fair value, which is determined based on discounted cash flows or appraised value, depending on the nature of the asset.
Long-Lived Intangible Assets
The Company accounts for long-lived assets under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which requires the Company to review for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based on discounted cash flows or appraised value, depending on the nature of the asset.
Long-lived intangible assets consist of acquired customer lists and acquired software and software intellectual property, and development of new software products and enhancements to existing software products. Until technological feasibility is established, costs associated with software development, including costs associated with the acquisition of intellectual property relating to software development is expensed as incurred. After technological feasibility is established computer software costs that are then incurred are capitalized in accordance with the provisions of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”. Amortization of these capitalized costs is provided using the greater of the ratio of revenues generated in the period over total future revenues of the product, or the straight-line method over the estimated market life of the related products, generally three years, commencing when the product becomes generally available to customers. For the fiscal year ended June 30, 2006, technical feasibility and consumer availability had not yet been established for the Company’s product.
Revenue Recognition
Wherify follows the provisions of the statement of position “SOP” 97-2, Software Revenue Recognition as amended by SOP 98-9, Modification of SOP 97-2 Software Revenue Recognition, with Respect to Certain Transactions. Generally, Wherify recognizes revenue when it is realized or realizable and earned. Wherify considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectibility is reasonably assured. Wherify reduces revenue for estimated customer returns, rotations and sales rebates when such amounts are estimable. When not estimable, Wherify defers revenue until the product is sold to the end customer. As part of its product sales price, Wherify provides telephone support, which is generally utilized by the customer shortly after the sale. The cost of the phone support is not significant but is accrued in the financial statements. To date, Wherify has not had any product returns.
Wherify recognizes revenue for training on the date the training is performed. Wherify has only recognized approximately $20,000 related to training revenue since inception.
Engineering and Development
The Company expenses engineering and development costs as incurred, including the cost of preparing manufacturing processes up through prototype production efforts and prior to demonstrating technical feasibility and market acceptance. Engineering and development expenses were $1.6 million and $4.8 million for fiscal years 2006 and 2005, respectively, and are included in the Statement of Operations caption of the same name. Of the amounts incurred in fiscal 2005 approximately $1.1 million related to efforts expended on the initial CDMA technology platform, approximately $1.0 related to initial GSM product development plus the $2.3 million write-off of

WHERIFY WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Summary of Significant Accounting Policies – (continued)
inventory that had not demonstrated technical feasibility and market acceptance as of June 30, 2005. The children’s GPS Locator product was discontinued and recalled as of June 30, 2005, minimal engineering and development work had been incurred during fiscal 2005, and all engineering and development on that product had ceased as of June 30, 2005. Amounts incurred in fiscal 2006 of approximately $1.6 million related to the development of the enhanced GPS and tri-band GSM locator products that could serve numerous markets including as a limited-use cell phone.
Income Taxes
The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.
Loss Per Common Share
Basic net loss per common share is computed using the weighted average number of common shares outstanding.
Diluted net loss per common share is computed by dividing the net loss, adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For fiscal 2006 and 2005, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.
Stock Based Compensation
In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payments” (“FAS 123R”). The Company adopted the disclosure requirements of FAS 123R as of January 1, 2006 using the modified prospective transition method approach as allowed under FAS 123R. FAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. FAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FAS 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to FAS 123R, only certain pro forma disclosures of fair value were required. See additional discussion in Note 3 – Stock-Based Compensation.
Recently Issued Accounting Pronouncements
Effective July 1, 2005, the Company implemented Financial Accounting Standards Board Statement No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This Statement clarifies that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs should be classified as a current-period charge. The Statement also requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. The adoption of SFAS 151 did not have a significant impact on the Company’s financial position or its results of operations.
In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS Statement No. 154 (“SFAS 154”), Accounting Changes and Error Corrections. SFAS 154 requires that, when a company changes its accounting policies, the change must be applied retrospectively to all prior periods presented instead of a cumulative effect adjustment in the period of the change. SFAS 154 may also apply when the FASB issues new rules requiring changes in accounting. If the new rule allows cumulative effect treatment, it will take precedence over SFAS 154. This statement is effective for fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a significant impact on the Company’s financial position or its results of operations.

WHERIFY WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Summary of Significant Accounting Policies – (continued)
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income taxes (“FIN 48”). FIN 48, which is an interpretation of SFAS No. 109, “Accounting for Income Taxes,” provides guidance on the manner in which tax positions taken or to be taken on tax returns should be reflected in an entity’s financial statements prior to their resolution with taxing authorities. The Company is required to adopt FIN 48 during the first quarter of fiscal 2008. The Company is currently evaluating the requirements of FIN 48 and has not yet determined the impact, if any; this interpretation may have on its consolidated financial statements.
Note 2 — Going Concern
Wherify’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $136,538,746 and has insufficient working capital to meet operating needs for the next twelve months as of June 30, 2006, all of which raise substantial doubt about Wherify’s ability to continue as a going concern.
Management’s plans for Wherify’s continued existence include selling additional stock or borrowing additional funds to pay overhead expenses while proceeding with its current business plan to launch and market its new GPS enabled wireless location products.
Wherify’s future success is dependent upon its ability to achieve profitable operations, generate cash from operating activities and obtain additional financing. There is no assurance that Wherify will be able to generate sufficient cash from operations, sell additional shares of common stock or borrow additional funds.
Wherify’s inability to obtain additional cash could have a material adverse effect on its financial position, results of operations and its ability to continue in existence. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note 3 — Stock-Based Compensation
Prior to January 1, 2006 we accounted for stock based compensation under Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (“FAS 123”). As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Effective January 1, 2006, the Company has adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“FAS 123R”) and applied the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified-prospective transition method. Prior periods were not restated to reflect the impact of adopting the new standard. As a result of the adoption of FAS 123R, stock-based compensation expense recognized during the six months ended June 30, 2006 includes compensation expense for all share-based payments granted on or prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R.
APB 25 did not require any compensation expense to be recorded in the financial statements if the exercise price of the award was not less than the market price on the date of grant. Since all options granted by the Company had exercise prices equal or greater than the market price on the date of grant, no compensation expense was recognized for stock option grants prior to January 1, 2006.
During the year ended June 30, 2006, the Company recognized stock-based compensation expenses of $0.7 million related to outstanding stock options according to the provisions of FAS 123R, using the modified-prospective transition method.

WHERIFY WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3 — Stock-Based Compensation – (continued)
Prior to the adoption of FAS 123R and for the six months ended December 31, 2005, no tax benefits from the exercise of stock options has been recognized. Any future excess tax benefits derived from the exercise of stock options will be recorded prospectively and reported as cash flows from financing activities in accordance with FAS 123R.
The Company granted 239,000 and 1,513,567 options to purchase common stock to employees in the fiscal year ending June 30, 2005 and in the six months ended December 31, 2005, respectively, and therefore expenses of $674,888 and $100,504, respectively, were recorded under the intrinsic value method for those periods. The Company did not grant any options to purchase common stock to third party consultants in the fiscal year ending June 30, 2005, and therefore no expense was recorded under the intrinsic value method for the twelve months ending June 30, 2005.
In 1999 Wherify California adopted the 1999 Stock Option Plan, as amended and restated, (“the Plan”). The Plan provides for the granting of stock options to employees and consultants of Wherify California. Options granted under the Plan may be either incentive stock options or nonqualified stock options. Incentive stock options (“ISO”) may be granted only to Company employees (including officers and directors who are also employees). Nonqualified stock options (“NSO”) may be granted to Company employees and consultants. Wherify has reserved 3,977,731 shares of common stock for issuance under the Plan. The Plan was assumed by Wherify pursuant to an Agreement and Plan of Merger dated April 14, 2004, by and among Wherify, Wherify Acquisition, Inc. (a wholly owned subsidiary of Wherify), and Wherify California. Options under the Plan were granted for periods of up to ten years and at an exercise price equal to the estimated fair value of the shares on the date of grant as determined by the Board of Directors, provided, however, that the exercise price of an ISO and NSO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. To date, options granted generally are exercisable immediately as of the effective date of the option agreement. As of July 21, 2005 the date of the merger, there were 3,449,593 stock options outstanding and no remaining stock options available for grant under the Plan.
Wherify’s 2001 Stock Option Plan provides for the grant of both qualified and non-qualified stock options to directors, employees and consultants. The option grants are administered by the Board of Directors, who has substantial discretion to determine which persons, amounts, time, price, exercise terms, and restrictions, if any. As of June 30, 2006 there were 325,000 stock options outstanding and no remaining stock options available for grant under the Plan.
Wherify’s 2004 Stock Option Plan provides for the grant of both qualified and non-qualified stock options to directors, employees and consultants. The option grants are administered by the Board of Directors, who has substantial discretion to determine which persons, amounts, time, price, exercise terms, and restrictions, if any. As of June 30, 2005 no stock options had yet been granted under the Plan. As of June 30, 2006 there were 2,446,567 stock options outstanding and 1,553,433 remaining stock options available for grant under the Plan.

WHERIFY WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3 — Stock-Based Compensation – (continued)
The following table summarizes stock option activity:

		1999 Plan					2001 Plan			2004 Plan
		Per Merger		Merger Factor	Post Merger		Options	Wgt. Ave. $		Options	Wgt. Ave. $
		Options	Wgt. Ave. $		Options	Wgt. Ave. $

outstanding	6.30.2003	694,334	$1.83	4.8021	3,334,261	$0.38		$			$
granted		—
forfeited		—
outstanding	6.30.2004	694,334	$1.83	4.8021	3,334,261	$0.38
granted		239,000	$1.50	4.8021	1,147,702	$0.31
forfeited		(105,000)	$0.07	4.8021	(504,233)	$0.01
outstanding	6.30.2005	828,334	$1.78	4.8021	3,977,731	$0.37	—			—
assumed/granted					—		325,000		$3.22	2,556,567		$1.48
forfeited					(250,513)	$—				(110,000)		$1.65
exercised					(277,625)	$—
outstanding	6.30.2006				3,449,593	$0.37	325,000		$3.22	2,446,567		$1.47
Average remaining years of contractual life					6.9		1.8			9.3
Available for grant at 6.30.2006					—		—			1,553,433
Options outstanding and exercisable as of June 30, 2006:

Outstanding		Exercisable
Exercise Price	Number of Shares	Remaining Life	Number of Shares

$0.31 to $0.34	3,264,916	6.8	2,314,836
$0.62	37,456	5.2	37,456
$1.25 to $1.70	2,643,788	8.7	532,807
$2.00 to $6.00	275,000	1.7	275,000
	6,221,160	5.5	3,160,099
In accordance with APB 25, the Company recorded compensation expense for restricted stock awards based on the fair market value on the date of grant. The fair value was recorded as deferred compensation in a separate component of shareholders’ equity and expensed over the vesting period. In accordance with FAS 123R, during the fiscal year ended June 30, 2006, the deferred compensation balance of approximately $0.6 million was reclassified to additional paid-in-capital.
Note 4 — Business Combination
On July 21, 2005, Wherify Acquisition, Inc. merged with Wherify California, Inc. (“Wherify California”). Pursuant to the terms of the Agreement and Plan of Merger, Wherify issued 41,893,797 shares of common stock in exchange for all of the outstanding common and preferred shares of Wherify California.
For accounting purposes, the merger has been treated as reverse acquisition of Wherify by Wherify California. Accordingly, the financial results presented for all periods prior to the merger date are those of Wherify California. Wherify California’s equity structure has been restated to adopt the equity structure of Wherify. As such, historic share amounts have been revised to reflect the impact of the merger share exchange ratio (4.8021 shares of Wherify common stock for each share of Wherify California common stock). As of the merger date, the financial statements include the combined operating results, assets and liabilities of Wherify and Wherify California. The former business operations of Wherify, consisting primarily of the sale of FACES software and related services to law enforcement agencies and the security industry, is not expected to constitute a significant part of the ongoing business of the combined company.

WHERIFY WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4 — Business Combination – (continued)
The aggregate purchase price of the business combination was $70,213,189, which was calculated by multiplying the total outstanding shares of Wherify of 12,339,750 shares (including shares issuable pursuant to outstanding warrant and option contracts) by the closing price on the date of the merger of $5.69.
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
Assuming the merger occurred on July 1, 2005, the Company’s 2006 pro-forma revenues and net income would not differ materially from the actual amounts reported in the Statement of Operations. The following table presents unaudited pro-forma information for the twelve months ended June 30, 2005, as if the merger had occurred on July 1, 2004.
Year ended June 30, 2005:

	As Reported	Pro-Forma
	(in $ thousands except Loss Per Share amounts)
Revenues	$0	$301
Net Loss	$(12,403)	$(90,685)
Net Loss Per Share Attributable to Common Shareholders	$(1.73)	$(2.00)
Note 5 — Restricted Certificates of Deposit
The Company has established restricted certificates of deposit of approximately $1.3 million that are being utilized as collateral to support our obligations under a letter of credit related to our contract manufacturer. The restricted certificates represent interest bearing instruments wherein the interest earned accrues to the benefit of the Company.
Note 6 — Inventory
The Company recognizes impairment losses on its inventory when there is evidence that the value of the goods will be less than the costs. During the year ended June 30, 2005, the Company contracted with an external party to manufacture 15,000 units of its Wherifone product. When the Company executed the agreement, a successful prototype of the product had not yet been developed, and the limited marketing campaigns conducted to that point had not yet indicated that the product would have a resale value. Due to the substantial doubts regarding the prototype product’s functionality and salability, the Company recognized an impairment of approximately $2.3 million during the year ended June 30, 2005. This impairment was included as part of engineering and development expenses which is included on the face of the Statement of Operations. Since that time, the Company has concluded that the product can be manufactured successfully and sold at or above cost. As of June 30, 2006 the inventory balance primarily represents Wherifone accessories being acquired in anticipation of the Company’s launch of Wherifone, its GPS enabled wireless location services device.

WHERIFY WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7 — Security Deposit
Represents a security deposit with a key component manufacturer for the production of the Wherifone GPS enabled wireless location services device. This amount will be applied ratably against future expected production of this component at a predetermined contractual rate, or forfeited to the extent that less than the expected contractual production quantity is required.
Note 8 — Goodwill
The Company periodically reviews its goodwill, as acquired as a result of the merger of Wherify Acquisition, Inc. with Wherify California in July 2005, for impairment and in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” annually tests its goodwill for impairment. If the estimated fair market value of reporting unit is deemed to be less than the carrying value of the reporting unit’s net assets, the difference is recorded in the Statement of Operations as an expense. For purposes of evaluating the Company’s goodwill, the reporting unit is defined as the Company’s Government Services division.
With the assistance of a third party, during the first quarter of fiscal 2006 the Company concluded that the implied fair market value of the goodwill was $3,222,000 as of September 30, 2005. Therefore, an impairment of $64,308,022 was recorded during the quarter ended September 30, 2005. When estimating the fair market value, the Company used an income approach that was based on pro-forma financial projections for fiscal years 2006 through 2007, discounted at a rate of 29.2%. The calculation of the projections and the discount rate includes numerous assumptions made by management. If actual results of operations are worse than projected or the Company’s market outlook changes, the Company could have additional impairments of goodwill and identified intangible assets in future periods, which, in turn, could have a material adverse effect on the Company’s results of operations. As of June 30, 2006, the Company performed its annual impairment test, and determined that the carrying value of goodwill has become fully impaired. As a result of this assessment, management has written-off the full carrying value of goodwill based on numerous factors, including the lack of pro forma projected sales to date and the uncertainty of future performance over the remaining period of the updated pro forma financial projections for the fiscal year 2007, discounted at a rate of 54.6% after taking into consideration, amongst other factors, the volatility of the Company’s common stock and the Company’s recent market capitalization values.
Note 9 — Long-Lived Intangibles
The Company’s net intangibles balance at June 30, 2006 represented certain items, primarily customer lists, that were acquired as part of the merger of Wherify Acquisition, Inc. with Wherify California that occurred as of July 21, 2005, and these intangible assets were deemed to have definitive lives and were amortized using the straight-line method over three years, their estimated useful lives, resulting in approximately $0.7 million of amortization in fiscal 2006. In accordance with SFAS No. 144 “Accounting for the Impairment of Disposal of Long-Lived Assets” the Company at least annually reviews its long-lived intangibles for impairment. If the estimated fair market value of reporting unit is deemed to be less than the carrying value of the reporting unit’s net assets, the difference is recorded in the Statement of Operations as an expense. As of June 30, 2006 the Company reviewed its long-lived intangibles for impairment and determined that the value of the customer lists had become fully impaired based upon, amongst other factors, actual sales versus pro forma sales expectations established as of the prior assessment of these long-lived intangible assets in addition to recently updated future sales expectations that might occur and would benefit from these customer lists.
The following summarizes intangible assets at June 30, 2006:

Customer lists	$2,148,000
Acquired software	45,000
Less: accumulated amortization	(691,699)
Net long-lived intangibles before impairment	1,501,301
Write-off for impairment of customer lists	(1,470,492)
Intangible assets, net	$30,809

WHERIFY WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10 — Other Non-Current Assets
Represents capitalized financing costs incurred related to our several equity-based financings that have not been completed as of June 30, 2006. These include the convertible debentures and the standby equity distribution agreement signed in March 2006 for which we had filed a registration statement on Form SB-2 with the U.S. Securities and Exchange Commission (“SEC”) for the equities required under these two agreements, and our direct offering registration statement on Form SB-2 also filed with the SEC, neither of which had been declared effective as of June 30, 2006. Financing costs are primarily due to legal, financial and auditor services incurred in negotiating the agreements and the work involved in filing the registration statements with the SEC. These capitalized costs will be recognized upon the effectiveness of the related registration statements and the Company’s first draw down or sale of the underlying securities.
Note 11 — Discontinued Operations
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
Note 12 — Accounts Payable – Related Party
As of June 30, 2006, Wherify carries a liability relating to unpaid rent to its prior landlord, who is a related party, totaling approximately $3.1 million. We have worked out an arrangement with our prior landlord pursuant to which we have begun paying back-due rent as well as paying for certain back-due expenses covered by the prior landlord. Under the agreement, upon achieving adequate financing, we are required to settle our debt with the prior landlord.
Note 13 — Accrued Liabilities
Accrued liabilities consist of the following at June 30, 2006:

Accrued employee salaries and benefits	$288,486
Accrued interest expense	231,264
Accrued legal fees	199,904
Reserve for discontinued product	162,494
Other accrued expenses	111,404
Total accrued liabilities	$993,552
Note 14 — Notes Payable – Related Party
During February 2006, the Company borrowed $1,000,000 from a related party to finance ongoing operating costs. The unsecured loan carries an interest rate of 7.5% per annum and is payable upon demand any time after August 22, 2006. On June 16, 2006, Wherify borrowed an additional $1,000,000 from this related party and issued a promissory note pursuant to which Wherify agreed to pay interest on the outstanding principal amount at a rate of 15% per annum and to repay the outstanding principal and all accrued and unpaid interest on demand on the earlier to occur of (i) September 16, 2006 or (ii) upon completion of any financing or financings by Wherify.
Note 15 — Convertible Debentures and Warrants Liability
Following the March 2006 issuance of $5 million of secured convertible debentures, as discussed below, and by application of anti-dilution provisions, the exercise price of the Warrants was reduced to $2.6053 per share, and the number of warrants shares is unchanged.

WHERIFY WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 15 — Convertible Debentures and Warrants Liability – (continued)
On March 10, 2006, we sold secured convertible debentures and warrants for gross proceeds of $2,500,000. The secured convertible debentures have an aggregate principal amount of $2,500,000 and are convertible into 1,785,714 shares of our common stock, based upon an initial conversion price of $1.40 per share, which is subject to anti-dilution adjustments. The warrants are exercisable for 1,250,000 shares of our common stock over a five-year period with an initial exercise price of $2.00 per share. On March 14, 2006, we sold secured convertible debentures and warrants for gross proceeds of $2,500,000. The secured convertible debentures have an aggregate principal amount of $2,500,000 and are convertible into 1,785,714 shares of our common stock, based upon an initial conversion price of $1.40 per share, which is subject to anti-dilution adjustments. The warrants are exercisable for 1,250,000 shares of our common stock over a five-year period with an initial exercise price of $2.25 per share. The exercise prices of the warrants are subject to anti-dilution adjustments. We agreed to register the resale of the shares of common stock issuable upon conversion of the aforementioned secured convertible debentures and exercise of the warrants. The registration rights agreement contains a liquidated damages provision that has been determined to be uneconomic. On August 8, 2006, we priced our direct offering of common stock at $0.25 per share. As a result, the conversion price of the above outstanding, convertible debentures and the exercise price of the above warrants issued on March 10, 2006 and March 14, 2006 have been adjusted. Based on the offering price of $0.25 per share, the debentures would be convertible into up to 20 million shares and the warrants would purchase up to 21.2 million shares at an exercise price of $0.25 per share.
As a result, we have determined that the conversion feature of the secured convertible debentures and the warrants issued with the secured convertible debentures are embedded derivative instruments pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Under the provisions of EITF Issue No. 00−19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the accounting treatment of these derivative financial instruments requires that the Company record the derivatives at their fair values as of the inception date of the note agreements and at fair value as of each subsequent balance sheet date as a liability. Any change in fair value is recorded as non-operating, non-cash income or expense at each balance sheet date. The Company estimates fair value using the Black-Scholes option pricing model. This model requires the use of estimates such as the expected holding period, the expected future volatility of the company’s common stock and the risk-free rate of return over the holding period. These estimates directly affect the reported amounts of the derivative instrument liabilities. At June 30, 2006, the Company the estimated fair value of the conversion feature and warrant liability was $2.7 million. The following table summarizes the accounting for the convertible debentures as of June 30, 2006.
Secured Convertible Debentures at June 30, 2006 consist of the following:

Convertible debentures due in 2009, 7% per annum	$4,875,000
Discount on convertible debenture	(3,470,010)
Current maturities of convertible debentures	$1,404,990
Maturities of the convertible debentures and fair value of derivatives as of June 30, 2006, are as follows:

Fiscal year ended June 30, 2007	$1,500,000
Fiscal year ended June 30, 2008	1,500,000
Fiscal year ended June 30, 2009	1,875,000
Thereafter	—
Total principal payments	4,875,000
Discount on derivatives at current fair value	(2,182,765)
Fair value of derivatives	$2,692,235
The discount on derivatives primarily represents the non-cash fair market value adjustments resulting from the requirements of SFAS No.133 “Accounting for Derivative Instruments and Hedging Activities” wherein management determined that the embedded conversion features in the convertible debentures and the associated warrants meet the derivative requirements for treatment as liability instruments within the meaning of EITF 00-19,

WHERIFY WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 15 — Convertible Debentures and Warrants Liability – (continued)
and as a result are accounted for as derivatives at fair value, with changes in fair value recorded in earnings. In the fiscal year ended June 30, 2006 the Company recognized the net change in fair value of derivatives as other income of $745,823.
Note 16 — Commitments and Contingencies
Operating Lease Obligations
Wherify leases office space under a ten-year operating lease which began in September 1999 from a then 5% shareholder of Wherify Wireless, Inc (a California corporation (pre-merger)), and was required to pay a security deposit totaling $226,072 which was subsequently applied against balances owed and is currently an outstanding obligation of the Company as of June 30, 2006 and is scheduled to be re-deposited with the landlord. Basic rent expense charged to operations for fiscal 2006 and 2005 was $1,254,000 and $1,222,844, respectively. Additionally, Wherify leases certain data center services facilities commencing March 15, 2005 for a recurring monthly charge of $1,280 for a term of two years.
Future minimum lease payments under a non-cancelable operating lease are as follows:

Year Ending June 30,	Facility Leases

2007	$1,295,000
2008	$1,315,000
2009	$1,346,000
After 2010	$452,000
As of June 30, 2006, Wherify has recognized a liability relating to unpaid rent under the current operating lease totaling approximately $1.2 million.
Legal Proceedings
Venture Corporation Limited, a Singapore Corporation v. Wherify Wireless, Inc, a California Corporation
On October 15, 2004, Venture Corporation Limited, a Singapore corporation (“Venture”), filed suit against Wherify California, in the United States District Court, Central District of California. The complaint sought approximately $5 million in damages for breach of contract, fraud and common counts alleging that Wherify California failed to pay certain amounts owed for the manufacture of the children’s model personal locater (“CM1”). Wherify California answered Venture’s complaint on November 16, 2004 and filed a cross-complaint alleging that Venture failed to timely deliver conforming goods. A mediation between the parties ended without a resolution. A court trial concluded on November 4, 2005, and on December 27, 2005 the District Court’s judgment awarding Venture approximately $1.7 million in damages (including costs) was entered. On January 26, 2006, a Notice of Appeal was filed with the United States Court of Appeals for the Ninth Circuit which Wherify intends to vigorously pursue. Venture has commenced collection procedures, including attempts to levy upon assets and accounts of not only Wherify California, but also its parent, Wherify. On September 25, 2006 a hearing is scheduled regarding Venture Corporation's motion to amend its judgment to add Wherify to its judgment against Wherify California. Wherify believes that there are no legal grounds or basis for any claim or attempt to levy against Wherify or any of its assets, and intends to vigorously defend against any such claims or attempts to levy. It is management assessment that a potential liability of an amount up to one million seven hundred thousand dollars exists. Therefore, the Company has accrued an amount of one million seven hundred thousand dollars.
Lariviere, et al. v. I.Q. Biometrix, Inc., a Delaware Corporation, et al.
On August 5, 2005, plaintiffs Sylvie Lariviere, Robert Rios, Toni Lange, Fernand Beland, Frederic Serre and Roland Vroye, filed their first amended complaint against I.Q. Biometrix, Inc., a Delaware corporation, in Fresno County Superior Court, State of California. Plaintiffs’ complaint alleges causes of action for breach of contract and fraud for a failure to issue stock options pursuant to an alleged oral and/or written agreement. The complaint seeks

WHERIFY WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 16 — Commitments and Contingencies – (continued)
to recover damages, including punitive damages, and/or an award of stock options. On October 25, 2005, Wherify demurred on behalf of itself, Greg Micek and William Scigliano and on January 4, 2005, the demurrer was sustained on several grounds. This matter has been set for trial on January 18, 2007. The Company’s management feels that a reasonable estimate for potential liability for the company is somewhere within a range of $0 to $500,000. Management of the Company has also determined that no amount within that range is a better estimate of a potential liability than any other amount. Therefore, no amount has been set aside for this contingent liability.
Note 17 — Equity
During the year ended June 30, 2006, the Company issued 195,000 shares of common stock in exchange for investor services. In addition, the Company issued 310,711 shares of common stock for employee options exercised during the year and received cash proceeds of $129,432. The Company also issued 276,595 shares of common stock as a commitment fee in accordance with the Standby Equity Distribution Agreement with Cornell Capital Partners, LP and 7,092 shares of common stock as a place agent fee related to the Standby Equity Distribution Agreement.
Capital Stock
Wherify's authorized capital stock consists of 100,000,000 shares of common stock, $.01 par value per share and 10,000,000 shares of undesignated preferred stock, $.01 par value per share.
Common Stock
The authorized common stock of Wherify consists of 100,000,000 shares, par value $0.01 per share. Approximately 55.3 million shares of common stock are issued and outstanding of June 30, 2006. Following is a reconciliation of the changes in shares of common stock from June 30, 2005 through June 30, 2006:

Outstanding common stock as of June 30, 2005	14,697,913
Fiscal 2006 changes:
Conversion of preferred stock to common stock at Merger	27,270,098
Issuance of new shares in connection with Merger	10,396,883
Shares issued for exercise of stock options	416,961
Shares issued for conversion of debt	50,000
Shares issued for services	478,687
Shares issued for cash, including PIPE	1,990,971
Outstanding common stock as of June 30, 2006	55,301,513
All of the shares of common stock are validly issued, fully paid and non-assessable. Holders of record of common stock will be entitled to receive dividends when and if declared by the board of directors out of funds of Wherify legally available therefore. In the event of any liquidation, dissolution or winding up of the affairs of Wherify, whether voluntary or otherwise, after payment of provision for payment of the debts and other liabilities of Wherify, including the liquidation preference of all classes of preferred stock of Wherify, each holder of common stock will be entitled to receive his pro rata portion of the remaining net assets of Wherify, if any. Each share of common stock has one vote, and there are no preemptive, subscription, conversion or redemption rights. Shares of common stock do not have a cumulative voting right, which means that the holders of a majority of the shares voting for the election of directors can elect all of the directors.
Preferred Stock
Wherify's certificate of incorporation authorizes the issuance of up to 10,000,000 shares of Wherify's $0.01 par value preferred stock. As of June 30, 2006 no shares of preferred stock were outstanding. The preferred stock constitutes what is commonly referred to as "blank check" preferred stock. "Blank check" preferred stock allows the board of directors, from time to time, to divide the preferred stock into series, to designate each series, to issue

WHERIFY WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 17 — Equity – (continued)
shares of any series, and to fix and determine separately for each series any one or more of the following relative rights and preferences: i) the rate of dividends; (ii) the price at and the terms and conditions on which shares may be redeemed; (iii) the amount payable upon shares in the event of involuntary liquidation; (iv) the amount payable upon shares in the event of voluntary liquidation; (v) sinking fund provisions for the redemption or purchase of shares; (vi) the terms and conditions pursuant to which shares may be converted if the shares of any series are issued with the privilege of conversion; and (vii) voting rights. Holders of preferred stock are entitled to receive dividends when and as declared by the board of directors out of any funds legally available therefore, may be cumulative and may have a preference over common stock as to the payment of such dividends. The provisions of a particular series, as designated by the board of directors, may include restrictions on the ability of Wherify to purchase shares of common stock or to redeem a particular series of preferred stock. Depending upon the voting rights granted to any series of preferred stock, issuance thereof could result in a reduction in the power of the holders of common stock. In the event of any dissolution, liquidation or winding up of Wherify, whether voluntary or involuntary, the holders of each series of the then outstanding preferred stock may be entitled to receive, prior to the distribution of any assets or funds to the holders of the common stock, a liquidation preference established by the board of directors, together with all accumulated and unpaid dividends. Depending upon the consideration paid for preferred stock, the liquidation preference of preferred stock and other matters, the issuance of preferred stock could result in a reduction in the assets available for distribution to the holders of the common stock in the event of liquidation of Wherify. Holders of preferred stock will not have preemptive rights to acquire any additional securities issued by Wherify. Once a series has been designated and shares of the series are outstanding, the rights of holders of that series may not be modified adversely except by a vote of at least a majority of the outstanding shares constituting such series.
One of the effects of the existence of authorized but unissued shares of common stock or preferred stock may be to enable the board of directors of Wherify to render it more difficult or to discourage an attempt to obtain control of Wherify by means of a merger, tender offer at a control premium price, proxy contest or otherwise and thereby protect the continuity of or entrench Wherify's management, which concomitantly may have a potentially adverse effect on the market price of the common stock. If in the due exercise of its fiduciary obligations, for example, the board of directors were to determine that a takeover proposal were not in the best interests of Wherify, such shares could be issued by the board of directors without stockholder approval in one or more private placements or other transactions that might prevent or render more difficult or make more costly the completion of any attempted takeover transaction by diluting voting or other rights of the proposed acquirer or insurgent stockholder group, by creating a substantial voting block in institutional or other hands that might support the position of the incumbent board of directors, by effecting an acquisition that might complicate or preclude the takeover, or otherwise.
Common Stock Purchase Warrants
As of June 30, 2006, Wherify had warrants outstanding exercisable for approximately 3.5 million shares of Wherify common stock. A summary of the warrants is as follows:
•
A warrant to purchase 14,843 shares at $.80 per share. This warrant carries a cashless exercise provision and expires on December 30, 2008;
•
warrants to purchase 27,379 shares at $2.00 per share. These warrants carry a cashless exercise provision and expire on various dates between July 2008 and August, 2009;
•
warrants to purchase 163,750 shares at $2.00 per share expiring January 11, 2010. These warrants carry a cashless exercise provision. In addition, in the event that the per share closing bid price of Wherify common stock equals or exceeds 200% of the warrant exercise price for a period of 20 consecutive trading days, following the effectiveness of this registration statement, Wherify may elect to redeem the warrants at a redemption price of $0.01 per share on 30 days written notice (the "Notice Period"); provided, however, that (i) Wherify simultaneously calls all warrants issued in on January 11, 2005 on the same terms, and (ii) all of the Wherify common stock issuable under the warrants are either registered pursuant to an effective registration statement, which has not been suspended and for which no stop order is in effect, and pursuant to which the warrant holder is able to sell the warrant shares at all times during the Notice Period; and

WHERIFY WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 17 — Equity – (continued)
•
warrants to purchase 757,053 shares at $2.60 per share (post-adjustment) expiring January 11, 2010. These warrants carry a cashless exercise provision. In addition, in the event that the per share closing bid price of Wherify common stock equals or exceeds 200% of the warrant exercise price for a period of 20 consecutive trading days, following the effectiveness of this registration statement, Wherify may elect to redeem the warrants at a redemption price of $0.01 per share on 30 days written notice (the "Notice Period"); provided, however, that (i) Wherify simultaneously calls all warrants issued in on January 11, 2005 on the same terms, and (ii) all of the Wherify common stock issuable under the warrants are either registered pursuant to an effective registration statement, which has not been suspended and for which no stop order is in effect, and pursuant to which the warrant holder is able to sell the warrant shares at all times during the Notice Period. The exercise price and the number of shares of common stock issuable upon exercise of the foregoing warrants are subject to adjustment in certain circumstances, including stock splits, stock dividends, or subdivisions, combinations or recapitalizations of Wherify's common stock. In addition, the warrant price and the number of shares covered by the warrants exercisable at $2.70 per share (as originally issued) are subject to adjustment on a weighted-average basis in the event that Wherify issues or is deemed to issue shares of its common stock at a price per share which is less than the then-current warrant exercise price. Such exercise price was adjusted as a result of pricing our direct offering on August 8, 2006, to $0.25 per share, (see Note 19—Subsequent Event);
•
warrants to purchase 16,294 shares at $3.00 per share. These warrants carry a cashless exercise provision and expire January 31, 2010;
•
A warrant to purchase 12,800 shares at $5.00 per share. This warrant carries a cashless exercise provision and expires on September 13, 2008;
•
warrants to purchase 1,250,000 shares at an exercise price of $2.25 per share expiring March 10, 2011. The exercise price is subject to adjustment as the result of any subdivision, stock split and combination of shares or recapitalization or if Wherify sells any common stock or rights to acquire common stock at a purchase price less than the exercise price of the warrants. Such exercise price and number of warrants was adjusted as a result of pricing our direct offering on August 8, 2006, (see Note 19—Subsequent Event). These warrants carry a cashless exercise option; and
•
warrants to purchase 1,250,000 shares at an exercise price of $2.00 per share expiring March 14, 2011. The exercise price is subject to adjustment as the result of any subdivision, stock split and combination of shares or recapitalization or if Wherify sells any common stock or rights to acquire common stock at a purchase price less than the exercise price of the warrants. Such exercise price and number of warrants was adjusted as a result of pricing our direct offering on August 8, 2006, (see Note 19—Subsequent Event). These warrants carry a cashless exercise option.
Upon exercise, the warrant holders shall participate on the same basis as the holders of common stock in connection with the transaction. The warrants do not confer upon the holder any voting or any other rights of a stockholder of Wherify.
Note 18 — Income Taxes
Wherify uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2006 and 2005, Wherify incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $66.7 million at June 30, 2006, and will expire in the years 2013 through 2026.

WHERIFY WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 18 — Income Taxes – (continued)
At June 30, 2006, deferred tax assets consisted of the following:

Deferred tax assets:
Net operating losses	$23,396,287
Less: valuation allowance	(23,396,287)
Net deferred tax asset	$—
Note 19 — Subsequent Event
On August 8, 2006, Wherify filed its Form 424(b)(1)-Prospectus with the SEC, setting the price of its direct offering of 16,800,000 shares of common stock at $0.25 per share, and commenced solicitation of offers to purchase those shares. The initial closing was held on August 11, 2006. In this initial closing and the subsequent closing, the Company sold an aggregate of 4,212,500 shares for $1,053,125 as of August 18, 2006.
As a result of pricing the direct offering certain outstanding warrants, specifically those issued and outstanding as of June 30, 2006 to purchase 757,053 warrant shares at $2.60 have become subject to repricing per the contractual repricing formula terms, and 1,250,000 warrant shares at an exercise price of $2.25 per share and 1,250,000 warrant shares at an exercise price of $2.00 per share have become subject to repricing to the direct offering share price and are entitled to full ratchet adjustment as to the number of warrants outstanding per their contractual repricing terms. Also as a result of pricing the direct offering the default price on the secured convertible debentures outstanding as of June 30, 2006 has been reset per the contractual repricing terms of the agreement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redwood Shores, California on September 12, 2006.

WHERIFY WIRELESS, INC.

By:	/s/ Timothy J. Neher
Timothy J. Neher, Chief Executive Officer and Director
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Timothy J. Neher as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this report on Form 10-KSB, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Timothy J. Neher	Chief Executive Officer (Principal Executive Officer) and Director	September 12, 2006
Timothy J. Neher

s/ William B. Scigliano	Director (Co-Chairman of the Board)	September 12, 2006
William B. Scigliano

/s/ Douglas Hajjar	Director (Co-Chairman of the Board)	September 12, 2006
Douglas Hajjar

/s/ Wade Fenn	Director	September 12, 2006
Wade Fenn

/s/ John Micek III	Director	September 12, 2006
John Micek III

/s/ Daniel McKelvey	Director	September 12, 2006
Daniel McKelvey

/s/ Mark E. Gitter	Chief Financial Officer (Principal Accounting Officer) and Treasurer	September 12, 2006
Mark E. Gitter