Form 10QSB
period 2006-09-30
WHERIFY WIRELESS INC
filed 2006-11-14
CIK 1051902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

Commission File Number: 0-24001

WHERIFY WIRELESS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	76-0552098
(State of incorporation)	(IRS Employer Identification No.)

2000 Bridge Parkway, Suite 201, Redwood Shores, CA	94065
(Address of principal executive offices)	(Zip Code)

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

Yes: ☐      No: ☒

Applicable Only to Corporate Issuers:

As of November 6, 2006, there were 71,928,933 shares of common stock, $.01 par value, outstanding.

Transitional Small Business Disclosure Format      ☐ Yes      ☒ No

WHERIFY WIRELESS, INC.
FORM 10-QSB
FOR THE QUARTER ENDED SEPTEMBER 30, 2006

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page

Item 1. Financial Statements	3

Balance Sheets as of September 30, 2006 and June 30, 2006 (Unaudited)	3

Statements of Operations for the three months ended
September 30, 2006 and 2005 (Unaudited)	4

Condensed Statements of Cash Flows for the three months ended
September 30, 2006 and 2005 (Unaudited)	5

Notes to Financial Statements (Unaudited)	6

Item 2. Management's Discussion and Analysis or Plan of Operation	9

Item 3. Controls and Procedures	25

PART II. OTHER INFORMATION

Item 6. Exhibits	24

Signatures	25

EXHIBITS	26

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Wherify Wireless, Inc
Balance Sheet
Unaudited

ASSETS	September 30, 2006	June 30, 2006
CURRENT ASSETS:
Cash and cash equivalents	$285,519	$524,722
Restricted certificates of deposit	1,290,344	1,278,014
Prepaid expenses	104,624	29,281
Accounts receivable, net	21,871	10,133
Inventory, net of reserve of $502,213 and $0, respectively	641,051	81,141
Security Deposit and other assets	322,400	373,100
TOTAL CURRENT ASSETS	2,665,809	2,296,391

Intangible assets, net of accumulated amortization of $17,941 and $14,191, respectively	27,059	30,809
Property and equipment, net of accumulated depreciation of $1,368,378 and $1,302,036, respectively	578,519	640,607
Deferred debt and equity issuance costs and other non-current assets	719,082	755,691
TOTAL ASSETS	$3,990,469	$3,723,498

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$4,905,601	$2,836,057
Accounts payable - related party	3,135,750	3,105,750
Accrued liabilities	1,255,939	993,552
Accounts payable related to discontinued operating segment	2,085,211	2,085,211
Note payable - related party	2,000,000	2,000,000
Current maturities of convertible debentures	1,754,722	1,404,990
Fair value of derivatives	14,149,039	2,692,235
TOTAL CURRENT LIABILITIES	29,286,262	15,117,795
Commitments and Contingencies	—	—
STOCKHOLDERS' DEFICIT
Common stock, $0.01 par value, 100,000,000 shares authorized,
61,769,013 and 55,301,513 shares issued and outstanding, respectively	617,690	553,015
Additional paid in capital	126,312,855	124,591,434
Accumulated deficit	(152,226,338)	(136,538,746)
TOTAL STOCKHOLDERS' DEFICIT	(25,295,793)	(11,394,297)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,990,469	$3,723,498

See accompanying notes to financial statements.

Wherify Wireless, Inc.
Statement of Operations
Unaudited

	Three Months Ended September 30,
	2006	2005

REVENUE
Sales Revenue	$184,321	$36,634
OPERATING EXPENSES:
Cost of goods sold (except for items stated separately below)	4,610	3,356
Goodwill impairment	—	64,308,022
Research and development	407,183	268,429
General and administrative	3,047,368	2,065,996
Rent expense	371,355	—
Rent expense - related party	—	228,486
Amortization and depreciation	79,822	185,188
TOTAL OPERATING EXPENSES	3,910,338	67,059,477

OPERATING LOSS	(3,726,017)	(67,022,843)

OTHER INCOME (EXPENSE)
Change in fair value of derivatives	(11,456,804)	—
Interest expense	(517,272)	(6,583)
Interest and other income	12,501	25,711

NET LOSS FROM CONTINUING OPERATIONS	(15,687,592)	(67,003,715)

DISCONTINUED OPERATIONS
Loss from operations of discontinued segment	—	(42,930)

NET LOSS	$(15,687,592)	$(67,046,645)

Basic and diluted net loss per share from continuing operations	$(0.27)	$(1.55)

Basic and diluted net loss per share from discontinued operations	$—	$(0.00)

Basic and diluted net loss per share	$(0.27)	$(1.55)

Weighted average number of shares outstanding	57,415,399	43,279,529

See accompanying notes to financial statements.

Wherify Wireless, Inc.
Condensed Statement of Cash Flows
Unaudited

	Three Months Ended September 30,
	2006	2005

NET CASH USED IN OPERATING ACTIVITIES	(1,727,260)	(2,025,710)

INVESTING ACTIVITIES:
Increase in restricted certificates of deposit	(12,330)	(223,020)
Purchase of property and equipment	(4,255)	(29,678)
NET CASH PROCEEDS USED IN INVESTING ACTIVITIES	(16,585)	(252,698)

FINANCING ACTIVITIES:
Net proceeds from issuance of stock	1,504,642	1,352,935

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,504,642	1,352,935

CHANGE IN CASH AND CASH EQUIVALENTS	(239,203)	(925,473)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	524,722	1,208,089

CASH AND CASH EQUIVALENTS - END OF PERIOD	$285,519	$282,616

See accompanying notes to financial statements.

WHERIFY WIRELESS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Wherify Wireless, Inc. (" Wherify " or the " Company " ) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ( " SEC " ). These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in Wherify ' s Annual Report filed with the SEC on Form 10-KSB for the year ended June 30, 2006. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. We have omitted notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the year ended June 30, 2006 as reported in the Form 10-KSB.

NOTE 2 - STOCK-BASED COMPENSATION

Prior to January 1, 2006 we accounted for stock based compensation under Statement of Financial Accounting Standards No. 123 Accounting for Stock−Based Compensation (FAS 123). As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). On January 1, 2006, the Company has adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share−Based Payment (FAS 123R) and applied the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified−prospective transition method. Prior periods were not restated to reflect the impact of adopting the new standard. As a result of the adoption of FAS 123R, stock−based compensation expense recognized during the quarter ended September 30, 2006 includes compensation expense for all share−based payments granted on or prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and compensation cost for all share−based payments granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R.

APB 25 did not require any compensation expense to be recorded in the financial statements if the exercise price of the award was not less than the market price on the date of grant. Since all options granted by the Company had exercise prices equal or greater than the market price on the date of grant, no compensation expense was recognized for stock option grants prior to January 1, 2006.

During the quarter ended September 30, 2006, the Company recognized stock−based compensation expenses of $0.2 million related to outstanding stock options according to the provisions of FAS 123R, using the modified−prospective transition method.

Prior to the adoption of FAS 123R and for the three months ended September 30, 2005, no tax benefits from the exercise of stock options has been recognized. Any future excess tax benefits derived from the exercise of stock options will be recorded prospectively and reported as cash flows from financing activities in accordance with FAS 123R.

During the quarter ended September 30, 2005, Wherify granted its employees options to purchase 1,371,068 shares of common stock. The options vest over a four year period and expire ten years from the grant date. Since the exercise price of the options was equal to the market value of the stock on the grant date, Wherify did not record any compensation expense under the intrinsic method. During the three months ended September 30, 2005, third party consultants were issued 50,000 shares of common stock, representing a value of $225,000 which had been previously recognized as administrative expense. The following table illustrates the effect on net loss and net loss per share as if Wherify had recorded compensation expense equal to the fair value of the options on the grant date.

Three Months Ended September 30, 2005
Net loss as reported	$(67,046,645)
Less: option expense
Under fair value method	(99,694)

Pro forma net loss	$(67,146,399)

Basic and diluted net loss per common share:

As reported	$(1.55)
Pro forma	$(1.55)

During the three months ended September 30, 2005,the risk free interest rate used in the Black−Scholes option pricing model (the Model) was 5.5%. The expected volatility used in the model was 52%.

A summary of the options issued by the Company for the three months ended September 30, 2006 is as follows:

	Options	Weighted− Average Exercise Price per Share		Weighted− Average Remaining Expected Term (in years)

Outstanding on June 30, 2006	6,221,160		$0.95	7.6
Granted	36,000		$.30	9.9
Exercised	0	$
Forfeited/Canceled	(1,964,837)		$1.54
Repriced	1,339,780		$.30	9.5
Outstanding on September 30, 2006	5,632,103		$.66	7.3
Exercisable on September 30, 2006	3,217,878		$.80	6.2

The weighted−average grant−date fair value during the three months ended September 30, 2006 and September 30, 2005 was $0.30 per share and $3.30 per share, respectively. Additionally, 0 options and 82,391 options were exercised and 271,015 and 263,430 options vested during the periods ended September 30, 2006 and September 30, 2005, respectively. The unrecognized share-based compensation cost related to stock option expense at September 30, 2006 is approximately $1,200,000 and will be recognized over a period of approximately three years.

In accordance with APB 25, the Company recorded compensation expense for restricted stock awards based on the fair market value on the date of grant. The fair value was recorded as deferred compensation in a separate component of shareholders' equity and expensed over the vesting period. Upon adoption of FAS 123R such deferred compensation was reclassified to Additional Paid-in Capital. During the quarter ended September 30, 2006 the Company recognized compensation expense of $70,500.

NOTE 3 - INVENTORY

The Company contracted with an external party to manufacture units of its enhanced GPS-enabled wireless location product (the WherifoneTM) product. The Company commenced mass manufacture of its WherifoneTM product during the current quarter to meet international product requirements and in anticipation of its North American WherifoneTM retail launch on October 1, 2006. The Company recognizes impairment losses on its inventory when there is evidence that the value of the goods will be less than the costs. At September 30, 2006 the Company recognized $502,213 impairment on its inventories.

NOTE 4 - CONVERTIBLE DEBENTURES AND WARRANTS LIABILITY

The Company has determined that the conversion feature of the secured convertible debentures and the warrants issued with the secured convertible debentures are embedded derivative instruments pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Under the provisions of EITF Issue No. 00−19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the accounting treatment of these derivative financial instruments requires that the Company record the derivatives at their fair values as of the inception date of the note agreements and at fair value as of each subsequent balance sheet date as a liability. Any change in fair value is recorded as non−operating, non−cash income or expense at each balance sheet date. The Company estimates fair value using the Black−Scholes option pricing model. This model requires the use of estimates such as the expected holding period, the expected future volatility of the company's common stock and the risk−free rate of return over the holding period. These estimates directly affect the reported amounts of the derivative instrument liabilities. At September 30, 2006, the Company estimated the fair value of the conversion feature and warrant liability and related expense at $11.5 million

NOTE 5 - EQUITY

On July 18, 2006 we were notified by the US Securities and Exchange Commission that our direct offering of 16.8 million shares was declared effective and the Company commenced solicitation of those shares for sale on August 8, 2006 upon filing our Prospectus. During the three months ended September 30, 2006, the Company issued 6,467,500 shares of common stock for gross proceeds of approximately $1.6 million.

NOTE 6 - SUBSEQUENT EVENTS

On November 1, 2006 the Company entered into an agreement with Cornell Capital Partners, LP wherein terms were defined for the full redemption of the 7% secured convertible debentures issued on March 10, 2006 and the 7% secured convertible debentures issued on March 14, 2006, and for the concurrent cancellation of certain warrants to purchase 16,250,000 shares of the Company’s common stock. The full redemption would require that the Company pay to Cornell on or before December 31, 2006 the entire principal amount outstanding plus all accrued and outstanding interest then owed, plus the redemption premium of 20% of the principal amount. Cornell would retain the remaining 5,000,000 warrants that would be exercisable on a cash-basis only.

On November 2, 2006 the Company announced that it had closed its direct offering of 16.8 million shares of the Company’s common stock. As of the closing of the direct offering the Company had raised gross proceeds of approximately $4.2 million through the sale of approximately 16.6 million shares in the aggregate.

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

The auditor for Wherify Wireless, Inc. (“Wherify” or the “Company”) has included a going concern paragraph in the audit reports for the fiscal years ended June 30, 2006 and 2005, and has reported that the Company has suffered net operating losses in the past two fiscal years and has a significant working capital deficit that raises substantial doubt about the Company's ability to continue as a going concern.

1. Introduction

Wherify is a pioneering developer of patented wireless location products and services for family safety and communications, and law enforcement and security technology solutions. Our portfolio of intellectual property includes our proprietary integration of the US Government’s Global Positioning System (GPS) and wireless communication technologies; our patented back-end location service; the Wherifone™ GPS locator phone which provides real-time location information and lets families with pre-teens, seniors, or those with special medical needs, stay connected and in contact with each other; and our FACES™ industry-leading facial composite technology, which is currently being used by thousands of public safety agencies worldwide. Our name, Wherify Wireless, reflects our mission and objective: verify the location of loved ones or possessions of value through wireless technology.

2. Future Business and Operations

We anticipate that our principal business activity on an ongoing basis will consist primarily of the development and sale of enhanced GPS-enabled wireless location products and services. The former business of Wherify, consisting primarily of the sale of security software and services, including facial composite software, to law enforcement agencies and the security industry, is not expected to constitute a significant part of the ongoing business operations of the combined company. Accordingly, historical financial information relating to the former business of Wherify is expected to have only minimal significance to the future business of the Company.

3. Liquidity and Capital Resources

We have incurred an operating loss of approximately $3.7 million during the three months ended September 30, 2006 and $67.0 million during the three months ended September 30, 2005. For the three months ended September 30, 2006 net losses from continuing operations were $15.7 million and $67.0 million during the comparable three months ended September 30, 2005. Net cash used for operating activities during the three months ended September 30, 2006 was $1.7 million and $2.0 million was used during the comparable three months ended September 30, 2005. We have an accumulated deficit of $152.2 million as of September 30, 2006. These conditions, among others, raise questions about our ability to fund our cash requirements from operations in the future or to continue operations as a going-concern.

As of September 30, 2006, Wherify had cash and cash equivalents of approximately $0.3 million, ($1.0 million as of November 6, 2006) restricted certificates of deposit of approximately $1.3 million which were being utilized as collateral to support our obligations under a letter of credit related to our contract manufacturer, other current assets of approximately $1.6 million and current liabilities of $12.0 milion (excluding the non-cash portion of fair value of derivatives, of approximately $14.1 million and approximately $3.1 million in past due rent obligations to our former landlord). Wherify also has a liability related to the non-current payable portion of the convertible debenture of approximately $3.0 million The net decrease in cash and cash equivalents during the three months ended September 30, 2006 is primarily due to net cash used in operating activities of $1.7 million, mostly offset by receiving proceeds of approximately $1.5 million from the issuance of common stock. Our average net cash used in operations during the three months ended September 30, 2006 was approximately $0.6 million per month as compared to approximately $0.7 million per month in the prior year period.

We have financed our operations through private offerings of our common stock, issuance of debt and private borrowings. On February 22, 2006, we borrowed $1.0 million from Stephen J. Luczo and issued to Mr. Luczo a promissory note that is repayable on demand at any time after August 22, 2006. Between March 10, 2006 and March 14, 2006, we received a total of $4.6 million (after deduction of fees) from the issuance of convertible debentures to Cornell Capital Partners., and on November 1, 2006 we entered into an agreement that will allow for the complete buy-out of this debenture obligation to Cornell and the cancellation of all but 5 million warrants under these agreements if the buy-out terms are completed by December 31, 2006. On March 10, 2006 we also entered into a Standby Equity Distribution Agreement (“SEDA”) with Cornell Capital Partners pursuant to which we may periodically issue and sell to Cornell Capital Partners shares of common stock for up to a total purchase price of $40 million during the period commencing on the effectiveness of the registration statement registering such shares and terminating 24 months thereafter. On June 5, 2006 we filed a registration statement with the Securities and Exchange Commission (File No. 333--134718) to register 9,023,201 shares of our common stock to be sold by certain persons who are stockholders of Wherify, including up to 2,200,000 shares, which may be issued under the SEDA, and on November 8, 2006 we withdrew the active registration statement pending the outcome of our Cornell buy-out agreement discussed above. On March 15, 2006, we filed a registration statement with the Securities and Exchange Commission (File No. 333-132461) to register 16.8 million shares of our common stock to be sold by us in a direct offering, on July 18, 2006 we were notified that this direct offering was effective, and on November 2, 2006 we announced that the direct offering was closed and that approximately 16.6 million shares had been sold raising approximately $4.2 million. On June 16, Wherify borrowed an additional $1.0 million from Stephen J. Luczo and issued Mr. Luczo a promissory note that is repayable on September 16, 2006 or at such earlier date as Wherify completes a financing, and which repayment date has been extended by both parties.

Wherify currently does not have any credit facility available to it. Wherify has financed its operations to date primarily through the issuance of an aggregate of approximately 72 million shares of common stock and convertible debentures. There is a "going concern" paragraph in Wherify's auditor's report for the fiscal years ended June 30, 2006 and 2005. We continue in the process of locating financing sources to meet our financing needs and to provide us greater flexibility and certainty with respect to our financing needs. Adequate funds may not be available on terms acceptable to us. If additional funds are raised through the issuance of equity securities, dilution to existing stockholders may result. If funding is insufficient at any time in the future, we may be unable to produce, develop, market or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our financial position, results of operations and cash flows, or we may be unable to continue operations. We have no capital leases or material commitments for capital expenditures and there are no anticipated capital leases or material capital expenditures that are reasonably expected to have a material impact on us. We have worked out an arrangement with our prior landlord pursuant to which we have begun paying back-due rent as well as paying for certain back-due expenses covered by the prior landlord. Under the agreement, upon achieving adequate financing, we are required to settle our debt with the prior landlord, which was approximately $3.1 million as of September 30, 2006. We intend to settle our remaining debt with the prior landlord through cash currently on-hand, the proceeds raised from the future sales of common stock and/or cash proceeds from future operations. As of November 6, 2006, we were six months in arrears with our rent payments to our new landlord, although as of October 2006 we have commenced making current rent payments and we have entered into an agreement with our current landlord to resolve our outstanding past due balance before calendar 2007.

We expect operating losses and negative operating cash flows to continue for at least the next nine-to-twelve months on the assumption that we continue on our business plan to successfully launch our WherifoneTM product in both North America and internationally during fiscal 2007. We launched retail sales in North America with Toys R Us nationwide in all 660 Toys R Us retail locations on October 1, 2006. Dates for launch of our WherifoneTM product in the various markets are contingent on a number of factors, including establishing a distribution agreement in that country or territory with a qualified distributor, signing-up a carrier to support the subsequent subscribers using our patented GPS-enabled locator services, arranging to produce adequate numbers of WherifoneTM products through our contract manufacturer, and the market’s general acceptance of our WherifoneTM product in a highly competitive and evolving marketplace for GPS-enabled locator services, including through cell phone-like devices. During this time leading up to new product launches we expect our operating costs to increase because of expected new product launch expenses not previously incurred that are related to new product brand development, marketing and other promotional activities; targeted increases in personnel to support our critical new product launch activities; the expansion of our billing and collections infrastructure and customer support services concurrent with our growth in new product sales and subscriber sign-ups; strategic relationship development with our distributors and resellers; and the working capital requirements needed to initially fill our WherifoneTM product pipeline from our contract manufacturer to our final customers.

As of November 6, 2006, Wherify had cash and cash equivalents of approximately $1.0 million and restricted certificates of deposit of approximately $1.3 million. We believe that our current cash balance will be adequate to continue our current business plan into December 2006. Our increase in cash and cash equivalents since September 30, 2006 to November 6, 2006 is due to the completion of our direct offering of common stock resulting in gross proceeds during this period of approximately $2.5 million, partially offset primarily by ongoing operating expenses, technology payments and payments for inventory production at our contract manufacturer, and spending to prepare for product introduction into the North American and various foreign countries’ markets.

Our current capital resources are not sufficient to fund our planned operations during upcoming the twelve month period. We intend to fund our future operations with a combination of public and private offerings of common stock and proceeds from operations. Additionally, under our $40 million SEDA we may sell and Cornell Capital Partners is contractually committed to buy, at our discretion, up to $1 million of our common shares per week within certain guidelines and limitations, and subject to certain conditions, including effectiveness of the related registration statement. Further, during the first quarter of calendar 2007 product sales are expected to begin to provide cash, and the subscriber services are also expected start to contribute to our ongoing funding requirements. Neither product sales nor subscriber services are expected to make significant contributions to our funding requirements until later in calendar 2007. As a result we are carefully controlling our spending and managing our investment in our infrastructure pending the closing of our next financing. We anticipate that to reach profitability will require at least one additional public or private funding round beyond our current plans for a near-term offering. As of November 9, 2006 the registration statement pertaining to our SEDA was pulled down, however we may have drawings under our SEDA assuming that we refile this registration statement, that it is declared effective and that we can commence draw-downs under that facility. As part of our WherifoneTM product launch plan, we are managing company funds that specifically allocates resources to those activities that in the judgment of management best support the success of our product and services launches in North America and internationally. There is no assurance that our Wherify product and services will launch as expected over the next twelve months, or if launched that they will achieve the market success we have targeted. We anticipate that the amount of funding necessary for the company to implement our business plan during the next twelve-month period is expected to range from between $22 million to $27 million, including the cost of the buy-out of the secured convertible debentures obligations, and based on our projected cash used in operations of approximately $0.9 million per month, comprised of human resources costs of approximately $0.4 million per month, occupancy costs of approximately $0.2 million per month, monthly payments on debentures of approximately $0.2 million, payment plans requirements on our outstanding accounts payables ranging between $0.1 million to $0.2 million per month, plus our expected growth in spending to support our critical new product launch activities, our billings and collections infrastructure and customer support services requirements over the next six to twelve months of approximately $0.1 to $0.3 million per month once initiated, and one time costs to catch up on current rent and security deposit obligations of approximately $0.8 million, cash outlays to fund our contract manufacturing pipeline of between $3.0 million to $4.5 million, costs associated with the purchase of manufactured product from our contract manufacturer, and cash outlays to address the costs of new product launches of approximately $0.9 million including brand development, promotional activities, advertising and marketing costs. Concurrent with our successful product launch we expect to accelerate the growth of our customer services support and technical infrastructure that supports our GPS-enabled location service centers, which could add up to another $0.2 million per month of costs once initiated.

We believe the above listed costs expected to be incurred during that period will help us to build the infrastructure necessary to initiate and increase revenues both through organic growth and later through possible acquisitions. We believe it will take additional products, either created in-house or acquired through acquisitions, to help us increase revenue, and ultimately to reach profitability. However, we can make no assurances that these activities will achieve the desired results of increased revenues, or that any increase in revenues will be enough to bring Wherify to profitability and positive cash flow.

Wherify is currently considering a number of different financing opportunities in order to meet its short-term cash flow needs.. Management recognizes the need for additional funding and will be taking those steps to prepare for future public and private financing rounds as soon as practical. On November 7, 2006 the Company announced that it had retained the services of an investment banker. Adequate funds may not be available on terms acceptable to us. If additional funds are raised through the issuance of equity securities, including the issuance of stock under the Standby Equity Distribution Agreement, dilution to existing stockholders may result. If funding is insufficient at any time in the future, we may be unable to continue the launch our WherifoneTM product and subscriber services in the North American or international markets, develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, or meet our current obligations, any of which could have a material adverse effect on our financial position, results of operations and cash flows. In the event that funding is insufficient at any time in the future the company will be forced to take significant steps to curtail on-going spending, including but not limited to the elimination of some or all of our operations and any or all plans for expansion of operations.

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

Research and development expense consists primarily of salaries and related personnel expense and expenses related to the design, development, testing and enhancement of products. Currently we are focusing attention on further development of our WherifoneTM product.

General and administrative expense includes general administrative, sales and marketing expenses. General administrative expense consists primarily of salaries and related expenses for executive, finance, accounting, information technology, facilities, and human resources personnel. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support, as well as costs associated with promotional activities and related travel expenses.

5. Results of Operations for the Three Months Ended September 30, 2006

Quarter ended September 30, 2006 compared to quarter ended September 30, 2005

Net revenues for the quarter ended September 30, 2006 were $184,321 as compared to $36,634 of net revenues for the quarter ended September 30, 2005. The quarter ended September 30, 2006 included international WherifoneTM product sales of $134,001 and $50,320 of sales related to the FACES products. Revenues in the quarter ended September 30, 2005 were primarily generated by the sales of FACES products.

Operating expenses for the quarter ended September 30, 2006 were $3.9 million as compared to $67.1 million for the quarter ended September 30, 2005. The decrease in expenses is primarily due to a $64.3 million goodwill impairment in the quarter ended September 30, 2005.

Engineering and development expenses were approximately $0.4 million and $0.3 million for quarters ended September 30, 2006 and 2005, respectively. The increase in expenses of approximately $0.1 million was due to expenses associated with the preparation for the product launch of WherifoneTM.

General and administrative expenses, excluding rent, amortization and depreciation expenses, increased by approximately $1.0 million from $2.1 million in the quarter ended September 30, 2005 to $3.1 million in the quarter ended September 30, 2006. The increase in these expenses is due primarily to $0.3 million stock option non-cash expense related to the implementation of SFAS 123R, $0.1 million of implementation cost for the new billing system and customer service management, $0.2 million of marketing expenses related to the product launch of WherifoneTM, $0.2 million of higher sales salaries expense, and $0.5 million inventory adjustment, partially offset by approximately $0.4 million in lower legal fees that were associated with the merger in quarter ended September 30, 2005.

Amortization and depreciation expense decreased by approximately $0.1 million from the prior year period due to the write-off of intangibles during our fiscal 2006 fourth quarter.

Other Income and expense increased by approximately $11.5 million from the prior year period amount due to the non-cash expense affect of remeasurement of the change in fair value of the convertible debentures and warrants issued during March 2006, in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. In addition, interest expense increased by approximately $0.5 million primarily due to interest expense charges related to the secured debentures of $5.0 million issued in March 2006 and to the notes payable of $2.0 million issued in February and June 2006.

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

FACTORS AFFECTING FUTURE OPERATING RESULTS

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

We Currently Lack Liquidity and Have Limited Revenues and Both Wherify and Wherify California Had Going-Concern Qualifications in Their Most Recent Audit Reports

As of September 30, 2006, Wherify had cash and cash equivalents of approximately $0.3 million, restricted certificates of deposit of approximately $1.3 million, which are being utilized as collateral to support our obligations under a letter of credit related to our contract manufacturer, other current assets of approximately $1.6 million and current liabilities of $12.0 million (excluding the non-cash portion of fair value of derivatives, of approximately $14.1 million and approximately $3.1 million in past due rent obligations to our former landlord). Wherify also has a liability related to the non-current payable portion of the convertible debenture of approximately $3.0 million. As of November 6, 2006, Wherify had cash and cash equivalents of approximately $1.0 million and restricted certificates of deposit of approximately $1.3 million. There is a going concern paragraph in Wherify’s audit reports for the respective fiscal years ended June 30, 2006 and 2005. Substantially all of our cash has been raised through capital raising transactions rather than operations. As we have limited revenues, we will need to raise additional working capital in the near future. There is no assurance that we will be able to raise additional working capital at all or on terms favorable to us. If we are unable to raise additional working capital, we will need to reduce our costs, which may require us to reduce operations, personnel and overhead, or discontinue operations.

We Need To Raise Substantial Additional Capital, Which May Result In Substantial Dilution To Existing Stockholders.

In order to manufacture, distribute and sell our products and to execute on our business plan, we need substantial additional capital. We are currently considering possible sources of this additional capital, including raising capital through the issuance of equity securities. Although the exact amount we intend to raise has not yet been determined, we are contemplating an amount expected to range from between $22 million to $27 million, including the cost of the buy-out of the secured convertible debentures obligations. There can be no assurance that we will be able to raise sufficient additional capital at all or on terms favorable to our stockholders or us. If we issue equity securities in order to raise additional capital in the amounts currently contemplated, the stockholders will experience immediate and substantial dilution in their ownership percentage of the combined company. In addition, to raise the capital we need, we may need to issue additional shares at a discount to the current market price. If the terms of such financing are unfavorable to us or our stockholders, the stockholders may experience substantial dilution in the net tangible book value of their stock. In addition, any new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements all of which could have a material adverse effect on us.

We Have Only Recently Begun Production of Our WherifoneTM Product and May Encounter Manufacturing Problems During the Production Process.

Our WherifoneTM product is a new product and we have discontinued manufacturing all of our other products. The manufacture of our WherifoneTM product involves complex and precise processes, which we have subcontracted to another company. To date, we have just commenced mass production of this product and so we do not yet know whether we will encounter any serious problems during the production process in the long-term. Any significant problems in manufacturing, assembling or testing of this product could delay the roll-out of the WherifoneTM product and have an adverse impact on our business and prospects. The willingness of manufacturers to make the product or lack of availability of manufacturing capacity may have an adverse impact on our ability to go to market, and as a result we may not be able to grow our business as we expect, and our ability to compete could be harmed, adversely affecting our business and prospects.

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

If Our Wireless Locator Products Fail To Achieve Broad Market Acceptance, Our Business Results Will Be Harmed.

We have recently begun selling our wireless location products for use by direct purchase consumers or for resale by distributors. If Wherify's products are not widely accepted by the market, our business results could be harmed. Factors that may affect the market acceptance of our location products include price, reliability, performance, technological innovation/enhancements, network coverage, ease of use, and availability.

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

Wherify has various abilities and obligations to issue additional shares of common stock in the future. These abilities and obligations include the following as of September 30, 2006 (including the obligation to issue shares upon conversion of the debentures or exercise of the warrants issued to Cornell Capital Partners and Newbridge Securities Corporation):

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

On November 1, 2006 the Company entered into an agreement with Cornell Capital Partners, LP wherein terms were defined for the full redemption of the 7% secured convertible debentures issued on March 10, 2006 and the 7% secured convertible debentures issued on March 14, 2006, and for the concurrent cancellation of certain warrants to purchase 16,250,000 shares of the Company’s common stock. The full redemption would require that the Company pay to Cornell on or before December 31, 2006 the entire principal amount outstanding plus all accrued and outstanding interest then owed, plus the redemption premium of 20% of the principal amount. Cornell would retain the remaining 5,000,000 warrants that would be exercisable on a cash-basis only.

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

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Based on an evaluation of the effectiveness of Wherify’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report, and because of our incomplete accounting for all of the issues related to the complex rules over derivatives treated as liabilities associated with our convertible debentures issued during March of 2006 and upon review of our Form 10-QSB for our current period as discussed below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were still not effective as of September 30, 2006 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Control Deficiencies Identified as of Fiscal Year Ended June 30, 2005

In connection with the completion of its audit of, and the issuance of its report on the financial statements of Wherify for the fiscal year ended June 30, 2006, Malone & Bailey, PC identified deficiencies in Wherify’s internal controls related to expense recognition and disclosure control deficiencies related to transactions involving issuances of Wherify’s stock and stock options. The adjustment to expense and the footnote disclosure deficiencies were detected in the audit process and were appropriately corrected, recorded and disclosed in the Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005. Following a review of the deficiencies identified by Malone & Bailey, PC, management determined that we had incorrectly accounted for a number of equity-related transactions, several of which were related to the then pending merger of Wherify Wireless California and Wherify Acquisition, Inc., that included various stock option transactions and stock option awards for services. Management further determined that we had incorrectly omitted expense recognition for various expenses incurred in the year just ended. As a result, management concluded that our disclosure controls and procedures were not effective and that the following three deficiencies were identified in our control process as of our fiscal year ended June 30, 2005:

(1) we did not have adequate transaction controls over the accounting, review and processing of certain unusual or complex accounting transactions;

(2) we did not have a systematic and documented program of internal controls and procedures over our accounting and financial reporting process to ensure that unusual or complex transactions are recorded, processed, summarized and reported on a timely basis in our financial disclosures; and

(3) there is a need for the improved supervision and training of our accounting staff.

Misstatement Identified During Our Third Fiscal Quarter Ended March 31, 2006 for the Unaudited Quarter Ended September 30, 2005

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

Accounting Corrections and Account Reclassifications Identified During Our Fourth Fiscal Quarter Ended June 30, 2006 for the Unaudited Quarter Ended March 31, 2006

To prepare our external financial report for our fiscal quarter ended March 31, 2006, we were required to review and determine the proper accounting entries required in applying specific and complex accounting rules for accounting for derivatives under Financial Accounting Standard No. 133 (“FAS 133”) for our convertible debentures issued on March 10, 2006 and on March 14, 2006. This necessitated us to first determine whether or not our convertible debentures required classification as a liability and once so determined, we had to identify certain accounting methodologies and entries to properly apply the rules under FAS 133 to our situation. In the course of completing these new complex and sophisticated accounting entries, we generated complex accounting calculations and account reclassifications to affect their fair value recognition as liabilities to be included in this Annual Report. In connection with the completion of its review of our fiscal quarter ended March 31, 2006, Malone & Bailey, PC identified certain accounting corrections and account reclassifications still required in applying the rules for accounting for derivatives under FAS 133 that were required to fully compute their fair value recognition as liabilities. These corrections amounted to an immaterial net change to our expense recognition for the period, but did indicate that further efforts were required to adequately train our staff regarding certain complex accounting requirements, including FAS 133 requirements. Additionally, during the fourth quarter of our 2006 fiscal year, a new accounting manager was hired into the accounting function, further strengthening the experience and accounting knowledge available to us to prepare and process our external financial reports.

Fiscal Quarter Ended September 30, 2006

Management reviewed the various control activities now instituted and applied for both preventative and detective controls to our external financial reporting processes. The Audit Committee of the Board of Directors, along with a majority of the Company’s directors, discussed the matters disclosed in this filing with the Company’s independent registered public accountants, Malone & Bailey, PC, including management’s follow-up on the prior year’s matters discussed above, and no current significant issues or control deficiencies were noted by our outside auditor’s review of the preparation or reporting of our unaudited fiscal quarter ended September 30, 2006 external financial reports on this Form 10-QSB.

Since the latter part of our 2006 fiscal year, we have initiated and continued to apply various systematic controls over the preparation and review of our accounting processes, and are continuously working to improve our internal controls over our accounting close and financial reporting processes. Attention remains on applying consistent and systematic documentary controls and checklists evidencing of the preparation and review/approval of accounting information and transactions. Additionally, a comprehensive outline for policies and standard operating procedures over the company’s process for corporate governance, accounting process controls and checklists, standardization of accounting transaction approvals and recording, and external financial reporting procedures including signatory approvals has been developed and we have begun implementing some of these policies and standard operating procedures.

In response to the previously identified control deficiencies during fiscal 2006 as discussed above and the need to restate our 2006 first fiscal quarter’s unaudited external financial report on Form 10-QSB/A, and the staffing limitations imposed by the Company on the accounting function, management has determined that it currently may continue to have a significant deficiency in its ability to report external financial data reliably in accordance with generally accepted accounting principles such that there has been demonstrated a more than remote likelihood that a misstatement of the Company’s annual or interim financial statements that is more than inconsequential may not be prevented or detected. As a result, management has determined that the three control deficiencies as previously identified by Malone & Bailey, PC in connection with the completion of its audit of, and the issuance of its report on, the financial statements of Wherify for the year ended June 30, 2006, may continue to exist during our fiscal quarter ended September 30, 2006 and have not yet been demonstratably remediated as of our fiscal quarter ended September 30, 2006. The Company views this as a serious issue. The Company is committed to correct the prior year’s identified significant deficiency in disclosure controls and procedures and internal controls as soon as feasible. Management, in consultation with its outside auditors and other outside advisers as appropriate, is continuing its work to finish those procedures deemed necessary to resolve these three previously identified control deficiencies. Management remains encouraged by the remedial steps taken during our most recent two fiscal quarters and the ongoing improvements over disclosure controls being instituted in our accounting function including those listed below.

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

3. Strengthen the staff accounting skills and improve supervision controls over accounting processes including unusual or complex accounting transactions. As resources are available this will include additional professional staffing and intermediate and advanced level accounting training seminars, as appropriate.

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

(b) Changes in Internal Controls Over Financial Reporting.

During the fiscal quarter ending September 30, 2006, no changes were affected in our system of internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting:

PART II. OTHER INFORMATION

Item 6. Exhibits.

Exhibit No.	Description

31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the arbanes-Oxley Act of 2002. (+)

31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (+)

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (+)

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (+)

(+) Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 2006	/s/ Timothy J. Neher Timothy J. Neher, Chief Executive Officer (Principal Executive Officer)

November 14, 2006	/s/ Mark E. Gitter Mark E. Gitter, Chief Financial Officer and Treasurer (Principal Accounting Officer)