Form 10QSB
period 2006-12-31
WHERIFY WIRELESS INC
filed 2007-02-27
CIK 1051902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2006.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

Commission File Number: 0-24001

WHERIFY WIRELESS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	76-0552098
(State of incorporation)	(IRS Employer Identification No.)

63 Bovet Road, #521, San Mateo, California	94402-3104
(Mailing Address of Principal Executive Offices)	(Zip Code)

650-551-5200
(Issuer's telephone number)

2000 Bridge Parkway, Suite 201, Redwood Shores, CA 94065
(Former name, former address and formal fiscal year, if changed since last report)

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

Yes: ☐ No: ☒

Applicable Only to Corporate Issuers:

As of February 6, 2007, there were 72,365,599 shares of common stock, $.01 par value, outstanding.

Transitional Small Business Disclosure Format ☐ Yes ☒ No

WHERIFY WIRELESS, INC.
FORM 10-QSB
FOR THE QUARTER ENDED DECEMBER 31, 2006

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Balance Sheets as of December 31, 2006 and June 30, 2006
	(Unaudited)	3

	Statements of Operations for the three and six months
	ended December 31, 2006 and 2005 (Unaudited)	4

	Condensed Statements of Cash Flows for the six months ended
	December 31, 2006 and 2005 (Unaudited)	5

	Notes to Financial Statements (Unaudited)	6

Item 2.	Management's Discussion and Analysis or Plan of Operation	9

Item 3.	Controls and Procedures	25

PART II. OTHER INFORMATION

Item 6.	Exhibits	29

Signatures		30

EXHIBITS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Wherify Wireless, Inc
Balance Sheets
Unaudited

	December 31,	June 30,
	2006	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$58,993	$524,722
Restricted certificates of deposit	512,709	1,278,014
Prepaid expenses	65,627	29,281
Accounts receivable, net	300,202	10,133
Inventory, net of reserve of $1,385,512 and $0, respectively	2,252,681	81,141
Security deposit and other assets	322,400	373,100
TOTAL CURRENT ASSETS	3,512,612	2,296,391

Intangible assets, net of accumulated amortization of $21,691 and $14,191, respectively	23,309	30,809
Property and equipment, net of accumulated depreciation of $1,435,896 and $1,302,036, respectively	528,157	640,607
Deferred debt and equity issuance costs and other non-current assets	88,013	755,691
TOTAL ASSETS	$4,152,091	$3,723,498

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$5,456,307	$2,836,057
Accounts payable - related party	3,171,309	3,105,750
Accrued liabilities	2,846,566	993,552
Accounts payable related to discontinued operating segment	2,085,211	2,085,211
Deferred revenue	169,005	-
Note payable - related party	2,000,000	2,000,000
Current maturities of convertible debentures	2,102,659	1,404,990
Fair value of derivatives	7,058,893	2,692,235
TOTAL CURRENT LIABILITIES	24,889,950	15,117,795
Commitments and Contingencies	—	—
STOCKHOLDERS' DEFICIT
Common stock, $0.01 par value, 200,000,000 shares authorized,
72,365,599, and 55,301,513 shares issued and outstanding, respectively	723,656	553,015
Additional paid in capital	129,030,934	124,591,434
Accumulated deficit	(150,492,449)	(136,538,746)
TOTAL STOCKHOLDERS' DEFICIT	(20,737,859)	(11,394,297)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,152,091	$3,723,498

See accompanying notes to financial statements.

Wherify Wireless, Inc.
Statements of Operations
Unaudited

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
REVENUES:
Sales Revenue	$324,459	$64,364	$508,780	$100,000

OPERATING EXPENSES:
Cost of Goods Sold (except for items stated separately below)	280,003	6,027	284,613	9,383
Goodwill impairment	-	-	-	64,308,022
Research and development	377,781	512,447	784,915	753,557
General and administrative	4,029,185	2,249,532	7,076,603	4,342,847
Rent expense	408,660	342,728	780,015	685,457
Amortization & depreciation	80,998	229,975	160,820	415,164
TOTAL OPERATING EXPENSES	5,176,627	3,340,709	9,086,966	70,514,430

OPERATING LOSS	(4,852,168)	(3,276,345)	(8,578,186)	(70,414,430)

OTHER INCOME (EXPENSE)
Change in fair value of derivatives	7,090,145	-	(4,366,659)
Interest expense	(514,058)	(3,160)	(1,031,330)	(9,742)
Interest and other income	9,970	19,929	22,472	45,639

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	1,733,889	(3,259,576)	(13,953,703)	(70,378,533)

DISCONTINUED OPERATIONS
Loss from operations of discontinued segment	-	(42,930)	-	(85,860)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$1,733,889	$(3,302,506)	$(13,953,703)	$(70,464,393)

Basic and diluted net income (loss) per share
from continuing operations	$0.03	$(0.06)	$(0.22)	$(1.46)

Basic and diluted net income (loss) per share	$-	$(0.00)	$-	$(0.00)
from discontinued operations

Basic and diluted net income (loss) per share	$0.03	$(0.06)	$(0.22)	$(1.46)

Weighted average number of shares outstanding	68,768,687	53,005,324	63,092,043	48,143,070

See accompanying notes to financial statements.

Wherify Wireless, Inc.
Condensed Statements of Cash Flows
Unaudited

	Six Months Ended December 31,
	2006	2005

NET CASH USED IN OPERATING ACTIVITIES	$(5,254,245)	$(5,070,368)

INVESTING ACTIVITIES:
Decrease in restricted certificates of deposit	765,305	799,210
Purchase of property and equipment	(21,411)	(88,268)
NET CASH PROCEEDS USED IN INVESTING ACTIVITIES	743,894	710,942

FINANCING ACTIVITIES:
Net proceeds from issuance of stock	4,044,622	4,336,200

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,044,622	4,336,200

CHANGE IN CASH AND CASH EQUIVALENTS	(465,729)	(23,226)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	524,722	1,208,089

CASH AND CASH EQUIVALENTS - END OF PERIOD	$58,993	$1,184,863

See accompanying notes to financial statements.

WHERIFY WIRELESS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Wherify Wireless, Inc. (" Wherify " or the " Company ") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (" SEC "). These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in Wherify's Annual Report filed with the SEC on Form 10-KSB for the year ended June 30, 2006. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. We have omitted notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the year ended June 30, 2006 as reported in the Form 10-KSB.

Going Concern

Wherify's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $150,492,449 and has insufficient working capital to meet its current operating needs and is dependent on successful new financings to continue its operations, all of which raise substantial doubt about Wherify's ability to continue as a going concern. As of February 20, 2007 the Company has had to delay payment of its last two payrolls to employees, and is late on its calendar 2007 payroll tax obligations.

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

Should Wherify be unable to obtain additional cash this will have a material adverse effect on its financial position, results of operations and its ability to continue in existence. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Revenue Recognition

Wherify adopted revenue recognition policies to comply fully with the guidance in Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, SAB Topic 13, Revenue Recognition, FASB’s Emerging Issues Task Force (“EITF”) Issue 00-21, Revenue Arrangements with Multiple Deliverables, and AICPA Statement of Position (“SOP”) 97-2, Software Revenue Recognition. Revenue is recognized when persuasive evidence of an arrangement exists, the delivery and acceptance of the equipment has occurred or services have been rendered, the price is fixed or determinable, and the collectibility of payment is reasonably assured. The application of this guidance requires management to exercise judgment in evaluating these factors in light of the terms and conditions of its customer contracts and other existing facts and circumstances to determine appropriate revenue recognition. Application of SOP 97-2 requires determining whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (VSOE) of fair value exists for those elements. Changes to the elements in a software arrangement, the ability to identify VSOE for those elements, the fair value of the respective elements, and changes in a product’s estimated life cycle, could materially impact the amount of earned and unearned revenue. Judgment is also required to assess whether future releases of certain software represent new products or upgrades and enhancements to existing products. Application of EITF 00-21 requires determining whether a revenue arrangement includes multiple revenue-generating activities, such as product sale and services, and if so whether allocation of the arrangement’s consideration is required to more than one unit of accounting.

Wherify has two types of revenue: hardware revenue and subscription revenue, and consists of shipped customer orders and completed services. Hardware revenue is recognized at the later of shipment date or upon satisfying contractual requirements or obligations under the sales contract, whichever is later. Subscription revenue is recognized at completion of performance. Prior to September 2006, the Company recognized revenues primarily from the sale of FACES software and subscriptions. Starting in September 2006 recognized revenues are primarily from the sale of wireless location devices and services. Revenues are also offset with a reserve for any price refunds and consumer rebates consistent with the EITF Issue 01-09, Accounting for Consideration Given by a Vendor to a Customer, as appropriate.

 Hardware sales currently consist principally of revenues from the sale of GPS-enabled wireless location devices, primarily Wherifone handsets plus accessories to new subscribers and to agents and other third-party distributors. The revenue and related expenses associated with the sale of wireless handsets and accessories through our indirect sales channels are recognized when the products are delivered and accepted by the agent or third-party distributor, as this is considered to be a separate earnings process from the sale of wireless services and the probability of collection is likely. Shipping and handling costs for wireless handsets sold to agents and other third-party distributors are classified as costs of equipment sales.

 Subscription revenues are earned by providing access to Wherify’s wireless GPS-enabled location services network (activation revenue) and for usage of its wireless telecommunications system including enhanced GPS-enabled locates (airtime revenue). Activation revenue from postpaid subscribers is billed either in advance or arrears and recognized ratably over the service period. Airtime revenue, including locates, call time, roaming revenue and long-distance revenue, is billed in arrears based on minutes of use and is recognized when the service is rendered. Prepaid airtime sold to subscribers and revenue collected from pay-in-advance subscribers is recorded as deferred revenue prior to the commencement of services, and revenue is recognized when airtime is used or expires. Activation and airtime services provided are billed throughout the month according to the bill cycle in which a particular subscriber is placed. As a result of bill cycle cut-off times, the Company is required to make estimates for service revenues earned but not yet billed at the end of each month, and for advanced billings. Estimates for activation revenues are based upon the most current bill cycle revenues. Estimates for airtime revenues are based upon historical minutes of use.

The Company launched its North American wireless location services in October 2006. The Company’s North American subscribers’ rate plan include a feature whereby a subscriber’s monthly usage is automatically charged at the most advantageous rate plan then in effect for the minutes used. For prepaid plans, the Company defers revenue based on an estimate of the portion of unused minutes expected to be utilized prior to expiration. As the Company lacks historical subscriber usage patterns for its specialized services, the Company must apply judgment to estimate the number of unused minutes to be utilized, as well as those which are likely to expire or be forfeited. No deferral of revenue is recorded for the minutes expected to expire or be forfeited, as no future performance is expected to be required by the Company, nor is there any obligation to refund or redeem for value the expired minutes. The balance of the deferred phone sales and activation fees as of December 31, 2006 and June 30, 2006 was $169,005 and $0, respectively, and has been included in Deferred revenue in the consolidated balance sheets. When available, revenues for enhanced services and optional features would be recognized as earned. Service revenues also include billings to our subscribers for Universal Service Fund (USF) and other regulatory fees.

The Company has determined that the sale of wireless services through its direct sales channels with an accompanying handset constitutes a revenue arrangement with multiple deliverables in accordance with EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The Company accounts for these arrangements as separate units of accounting, including the wireless service and handset. Arrangement consideration received for the handset is recognized as equipment sales when the handset is delivered and accepted by the subscriber. Arrangement consideration received for the wireless service is recognized as service revenues when earned. As the non-refundable, up-front activation fee charged to the subscriber does not meet the criteria as a separate unit of accounting, the Company allocates the additional arrangement consideration received from the activation fee to the handset (the delivered item) to the extent that the aggregate handset and activation fee proceeds do not exceed the fair value of the handset. Any activation fees not allocated to the handset would be deferred upon activation and recognized as service revenue on a straight-line basis over the expected customer relationship period. The Company determined that the sale of wireless services through its indirect sales channels (agents) does not constitute a revenue arrangement with multiple deliverables. For indirect channel sales, the Company continues to defer non-refundable, up-front activation fees and associated costs to the extent of the related revenues in accordance with SAB No. 104, Revenue Recognition. These deferred fees and costs are amortized on a straight-line basis over the estimated customer relationship period, presumably the contract period.

Due to our limited commercial sales history, our ability to evaluate the collectibility of customer accounts requires significant judgment. The Company evaluates its equipment customer and service customer accounts for collectibility at the date of sale and on an ongoing basis.

NOTE 2 - STOCK-BASED COMPENSATION

Prior to January 1, 2006 we accounted for stock based compensation under Statement of Financial Accounting Standards No. 123 Accounting for Stock−Based Compensation (FAS 123). As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Effective January 1, 2006, the Company has adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share−Based Payment (FAS 123R) and applied the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified−prospective transition method. Prior periods were not restated to reflect the impact of adopting the new standard. As a result of the adoption of FAS 123R, stock−based compensation expense recognized during the quarter ended December 31, 2006 includes compensation expense for all share−based payments granted on or prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and compensation cost for all share−based payments granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R.

APB 25 did not require any compensation expense to be recorded in the financial statements if the exercise price of the award was not less than the market price on the date of grant. Since all options granted by the Company had exercise prices equal or greater than the market price on the date of grant, no compensation expense was recognized for stock option grants prior to January 1, 2006.

During the quarter ended December 31, 2006, the Company recognized stock−based compensation expenses of $0.1 million related to outstanding stock options according to the provisions of FAS 123R, using the modified−prospective transition method. During the three and six months periods ended December 31, 2006, third party consultants were issued 436,666 shares of unrestricted common stock under the Company’s 2004 Stock Plan in exchange for various current obligations and future services.

Prior to the adoption of FAS 123R and for the six months ended December 31, 2005, no tax benefit from the exercise of stock options has or have been recognized. Any future excess tax benefits derived from the exercise of stock options will be recorded prospectively and reported as cash flows from financing activities in accordance with FAS 123R.

During the three and six months periods ended December 31, 2005, Wherify granted its employees options to purchase 150,000 shares of common stock and 1,513,567 shares of common stock, respectively. The options vest over a four year period and expire ten years from the grant date. Since the exercise price of the options was equal to the market value of the stock on the grant date, Wherify did not record any compensation expense under the intrinsic method. During the three and six months periods ended December 31, 2005, no options were issued to third party consultants. During the three and six months ended December 31, 2005, third party consultants were issued 185,000 shares of common stock in exchange for investor services.

During the three months ended December 31, 2005,the risk free interest rate used in the Black−Scholes option pricing model (the Model) was 5.5%. The expected volatility used in the model was 52%.

A summary of the options issued by the Company for the six months ended December 31, 2006 is as follows:

	Options	Weighted− Average Exercise Price per Share	Weighted− Average Remaining Expected Term (in years)

Outstanding on June 30, 2006	6,221,160	$0.95	7.6
Granted	110,000	$0.27	9.8
Exercised	0
Forfeited/Canceled/Repriced	(2,122,951)	$0.75
Repriced	1,339,780	$0.30	9.3
Outstanding on December 31, 2006	5,547,989	$0.86	7.0
Exercisable on December 31, 2006	3,240,893	$0.76	5.9

The weighted−average grant−date fair value during the six months ended December 31, 2006 and December 31, 2005 was $0.275 per share and $3.30 per share, respectively. Additionally, 0 options and 200,757 options were exercised and 355,339 options and 548,374 options vested during the six month periods ended December 31, 2006 and December 31, 2005, respectively. The unrecognized share-based compensation cost related to stock option expense at December 31, 2006 is $786,416 and will be recognized over a weighted average of 2.9 years.

In accordance with APB 25, the Company recorded compensation expense for restricted stock awards based on the fair market value on the date of grant. The fair value was recorded as deferred compensation in a separate component of shareholders' equity and expensed over the vesting period. Upon adoption of FAS 123R such deferred compensation was reclassified to Additional Paid-in Capital. During the quarter ended December 31, 2006 the Company recognized compensation expense of $67,232 for stock-based compensation.

NOTE 3 - INVENTORY

Net inventory consists primarily of approximately $1.0 million of work in process at our contract manufacturer, approximately $0.5 million of consigned finished goods currently at various distribution channels, and approximately $0.8 million of finished goods.

The Company contracted with an external party to manufacture units of its enhanced GPS-enabled wireless location product (the WherifoneTM). The Company commenced mass manufacture of its Wherifone during the quarter ended September 30, 2006 to meet international product requirements and in anticipation of its North American Wherifone retail launch that occurred on October 1, 2006. The Company includes in inventory work in process currently at its contract manufacturer for which there is an expected obligation to purchase per terms of the contract.

The Company recognizes impairment losses on its inventory when there is evidence that the value of the goods will be less than the costs. The Company performs a detailed inventory valuation and impairment review each fiscal quarter and considers multiple factors including an evaluation of the stages of production work in process at its third party contract manufacturer, demand forecast, product development plans, and current geographic sales levels. At December 31, 2006 the Company recognized an impairment of $1.4 million on its inventories primarily related to the fair market value of units to be sold into the North American marketplace.

NOTE 4 - CONVERTIBLE DEBENTURES AND WARRANTS LIABILITY

The Company has determined that the conversion feature of the secured convertible debentures and the warrants issued with the secured convertible debentures are embedded derivative instruments pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Under the provisions of EITF Issue No. 00−19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the accounting treatment of these derivative financial instruments requires that the Company record the derivatives at their fair values as of the inception date of the note agreements and at fair value as of each subsequent balance sheet date as a liability. Any change in fair value is recorded as non−operating, non−cash income or expense at each balance sheet date. The Company estimates fair value using the Black−Scholes option pricing model. This model requires the use of estimates such as the expected holding period, the expected future volatility of the company's common stock and the risk−free rate of return over the holding period. These estimates directly affect the reported amounts of the derivative instrument liabilities. At December 31, 2006, the Company estimated the fair value of the conversion feature and warrant liability and related expense at $7.1 million.

NOTE 5 - Contingencies

Legal Proceedings

Venture Corporation Limited, a Singapore Corporation v. Wherify Wireless, Inc, a California Corporation

On October 15, 2004, Venture Corporation Limited, a Singapore corporation (“Venture”), filed suit against Wherify California, in the United States District Court, Central District of California. The complaint sought approximately $5 million in damages for breach of contract, fraud and common counts alleging that Wherify California failed to pay certain amounts owed for the manufacture of the children’s model personal locater (“CM1”). Wherify California answered Venture’s complaint on November 16, 2004 and filed a cross-complaint alleging that Venture failed to timely deliver conforming goods. A mediation between the parties ended without a resolution. A court trial concluded on November 4, 2005, and on December 27, 2005 the District Court’s judgment awarding Venture approximately $1.7 million in damages (including costs) was entered. On January 26, 2006, a Notice of Appeal was filed with the United States Court of Appeals for the Ninth Circuit which Wherify intends to vigorously pursue. Venture has commenced collection procedures, including attempts to levy upon assets and accounts of not only Wherify California, but also its parent, Wherify. On September 25, 2006 a hearing occurred regarding Venture Corporation's motion to amend its judgment to add Wherify to its judgment against Wherify California. Wherify believes that there are no legal grounds or basis for any claim or attempt to levy against Wherify or any of its assets, and intends to vigorously defend against any such claims or attempts to levy. On November 2, 2006 the court denied Venture’s motion to amend the judgment against Wherify California to extend the levy to include Wherify. It is management’s assessment that a potential liability against Wherify California of an amount up to $1.7 million exists. Therefore, the Company has accrued an amount of $1.7 million.

Lariviere, et al. v. I.Q. Biometrix, Inc., a Delaware Corporation, et al.

On August 5, 2005, plaintiffs Sylvie Lariviere, Robert Rios, Toni Lange, Fernand Beland, Frederic Serre and Roland Vroye, filed their first amended complaint against I.Q. Biometrix, Inc., a Delaware corporation, in Fresno County Superior Court, State of California. Plaintiffs’ complaint alleges causes of action for breach of contract and fraud for a failure to issue stock options pursuant to an alleged oral and/or written agreement. The complaint seeks to recover damages, including punitive damages, and/or an award of stock options. On October 25, 2005, Wherify demurred on behalf of itself, Greg Micek and William Scigliano and on January 4, 2005, the demurrer was sustained on several grounds. This matter had been set for trial on January 18, 2007 and has been delayed and the matter is continued until March 2007 due to change of counsel. The Company’s management feels that a reasonable estimate for potential liability for the company is somewhere within a range of $0 to $500,000. Management of the Company has also determined that no amount within that range is a better estimate of a potential liability than any other amount. Therefore, no amount has been set aside for this contingent liability.

Westport Office Park, LLC v. Wherify Wireless, Inc, a California Corporation

On January 5, 2007, Westport Office Park, LLC (“Westport”), filed an Entry of Stipulation and Agreement against Wherify Wireless, Inc, a California Corporation (“Wherify California”), in the Superior Court of California—San Mateo County. The Stipulation and Agreement contains a Confession of Judgment relating to an unlawful detainer action filed by Westport against Wherify California. Upon entry by the Court, the judgment terminated Wherify California's right to possession of the premises located at 2000 Bridge Parkway, Suite 201, Redwood City, California, consisting of approximately 25,690 square feet on the second floor of the building. This facility served as Wherify’s principal office. The unlawful detainer action and Stipulation and Agreement was a consequence of Wherify California’s failure to make its past and current lease payments plus other related obligations as a result of Wherify's financial difficulties and the ongoing nature of its current fund raising activities. Base rent charges are currently $126,072 per month. The lease commenced on September 3, 1999 and was scheduled to terminate on or about September 3, 2009. Based on the terms of the Stipulation and Agreement, Wherify California was required to relinquish possession of the space and has accrued unpaid rent and other charges estimated at approximately $1.1 million. In response to the Stipulation and Agreement, Wherify vacated the leased premises on January 17, 2007

NOTE 6 - EQUITY

On July 18, 2006 we were notified by the US Securities and Exchange Commission that our direct offering of 16.8 million shares was declared effective and the Company commenced solicitation of those shares for sale on August 8, 2006 upon filing our Prospectus. During the three months ended September 30, 2006, the Company issued 6,467,500 shares of common stock for gross proceeds of approximately $1.6 million under our direct offering of common shares. On November 2, 2006 the Company announced that it had closed its direct offering of 16.8 million shares of the Company’s common stock. As of the closing of the direct offering the Company had raised gross proceeds of approximately $4.2 million through the sale of approximately 16.6 million shares in the aggregate.

NOTE 7 - SUBSEQUENT EVENTS

On January 5, 2007, Westport Office Park, LLC ("Westport") notified Wherify that it had filed a Stipulation and Agreement it had entered into with Wherify California Inc., (“Wherify California”) a wholly-owned subsidiary of Wherify, in San Mateo Superior Court (“Court”). The Stipulation and Agreement contains a Confession of Judgment relating to an unlawful detainer action filed by Westport against Wherify California. Upon entry by the Court, the judgment will terminate Wherify California's right to possession of the premises located at 2000 Bridge Parkway, Suite 201, Redwood City, California, consisting of approximately 25,690 square feet on the second floor of the building. This facility has served as Wherify’s principal office. The unlawful detainer action and Stipulation and Agreement was a consequence of Wherify California’s failure to make its past and current lease payments plus other related obligations as a result of Wherify's financial difficulties and the ongoing nature of its current fund raising activities. Base rent charges are currently $126,072 per month. The lease commenced on September 3, 1999 and was scheduled to terminate on or about September 3, 2009. Based on the terms of the Stipulation and Agreement, Wherify California must relinquish possession of the space and pay the accrued unpaid rent and other charges estimated at approximately $1.1 million. Wherify and Wherify California are currently taking steps to preserve and protect important company assets and records, have vacated the premises back to the landlord, and currently are in the process of relocating its principal office.

On February 2, 2007, Cornell Capital Partners, LLC (“Cornell”) conditionally agreed to refrain from declaring its secured Convertible Debentures in default and forebear from acceleration of its right of repayment of the Debentures for 120 days. In addition Cornell conditionally agreed to make the following amendments to the Debentures: (i) extend the maturity date to February 1, 2009; (ii) modify the interest rate to 8% payable monthly in arrears beginning eight months after the effective date of these amendments (the “Payment Date”); when due the interest may be paid in cash or capitalized and added to the principal amount of the Debenture, at the option of the Company; (iii) the Company will be required to make monthly amortization payments under the Debentures in the principal amount of $200,000 per month beginning on the Payment Date; (iv) the conversion price will be amended to a fixed conversion price of $0.25 with certain anti-dilution provisions; (v) Cornell will not convert any portion of the Debenture into an excess of 800,000 shares of common stock in any month unless at any time during such month the stock price is greater than $0.35 per share; (vi) the Company may make early redemptions of the amended Debentures at any time and without any additional penalty or premium provided that the Company provides Cornell with advance notice, waives the conversion restriction set forth in (v) above and raises the conversion cap from 4.99% to 9.99%. In addition, Cornell conditionally agreed to cancel warrants to purchase 15,500,000 shares of common stock and retain the remaining warrants to purchase 7,000,000 shares of common stock. Cornell conditionally agrees to exercise the retained warrants on a cash basis so long as the shares underlying the warrants are subject to an effective registration statement at the time of exercise and no event of default under the Debentures has occurred. All the amendments agreed to on February 2, 2007 and described above are conditioned upon the closing of a successful financing by the Company which results in raising net proceeds to the Company of at least $4.5 million by June 2, 2007 (the “Financing”). Upon the closing of the Financing, Cornell agrees to waive all known defaults of the Company that exist as of the closing date and agrees not to accelerate the repayment of the Debentures, as amended, at any time prior to the Payment Date.

On February 22, 2007, Wherify Wireless, Inc. entered into a private placement and sold $1,200,000 aggregate principal amount of a 10% Senior Convertible Promissory Note (the “Note”) pursuant to the terms of a concurrently dated Securities Purchase and Option Agreement (the “Agreement”) among Wherify, the lender parties thereto (“Purchaser”), and a placement agent. The Note is due on February 15, 2008, or earlier in the event by Wherify of a merger, business combination, or sale of substantially all its assets. The Note is convertible into common stock at $0.10 per share, or into certain preferred stock in connection with the option described below. In connection with the sale of the Note, Wherify issued a five year warrant (the “Warrant”) to purchase Three Million (3,000,000) shares of common stock at an exercise price of $0.10 per share. Also under the terms of the Agreement, Wherify granted the placement agent a five year warrant to purchase Three Million (3,000,000) shares of common stock at an exercise price of $0.10 per share. Taking into account the placement agent commission of $120,000 and other placement expenses, Wherify received net cash proceeds of approximately $1,000,000. Wherify will use the proceeds for general working capital purposes and to retire outstanding debt obligations.

Further under the Agreement, Wherify issued to the Purchaser an option (the “Option”) to purchase an aggregate up to $7,500,000 stated value of Series A Convertible Preferred Stock (the “Preferred Stock”). The Option is exercisable at a 20% discount price to the face amount of the Preferred Stock by either full or partial exercise. Specifically, the Purchaser may exercise the Option in full by delivering to Wherify $6,000,000 gross cash proceeds less any amount of the Note the Purchaser elects to exchange. Alternatively, the Purchaser may exercise the Option in part by delivering to Wherify at least $4,500,000 gross cash proceeds plus any amount of the Note the Purchaser elects to exchange at a ratio of $1.25 principal amount of the Preferred Stock for every $1.00 of Notes exchanged. The Option expires June 2, 2007. If issued as a result of the Option, the Preferred Stock will possess both an optional and mandatory conversion feature into common stock at $0.125 per share. The Preferred Stock will have voting rights on a converted basis of one vote per conversion share.

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

The auditor for Wherify has included a going concern paragraph in the audit reports for the fiscal years ended June 30, 2006 and 2005, and has reported that the Company has suffered net operating losses in the past two fiscal years and has a significant working capital deficit that raises substantial doubt about the Company's ability to continue as a going concern.

Critical Accounting Policies and Estimates

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make certain estimates, judgments and assumptions that it believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results may differ from these estimates under different assumptions or conditions. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating the Company’s reported financial results include the following:

Revenue Recognition

Wherify adopted revenue recognition policies to comply fully with the guidance in Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, SAB Topic 13, Revenue Recognition, FASB’s Emerging Issues Task Force (“EITF”) Issue 00-21, Revenue Arrangements with Multiple Deliverables, and AICPA Statement of Position (“SOP”) 97-2, Software Revenue Recognition. Revenue is recognized when persuasive evidence of an arrangement exists, the delivery and acceptance of the equipment has occurred or services have been rendered, the price is fixed or determinable, and the collectibility of payment is reasonably assured. The application of this guidance requires management to exercise judgment in evaluating these factors in light of the terms and conditions of its customer contracts and other existing facts and circumstances to determine appropriate revenue recognition. Application of SOP 97-2 requires determining whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (VSOE) of fair value exists for those elements. Changes to the elements in a software arrangement, the ability to identify VSOE for those elements, the fair value of the respective elements, and changes in a product’s estimated life cycle, could materially impact the amount of earned and unearned revenue. Judgment is also required to assess whether future releases of certain software represent new products or upgrades and enhancements to existing products. Application of EITF 00-21 requires determining whether a revenue arrangement includes multiple revenue-generating activities, such as product sale and services, and if so whether allocation of the arrangement’s consideration is required to more than one unit of accounting.

Wherify has two types of revenue: hardware revenue and subscription revenue, and consists of shipped customer orders and completed services. Hardware revenue is recognized at the later of shipment date or upon satisfying contractual requirements or obligations under the sales contract, whichever is later. Subscription revenue is recognized at completion of performance. Prior to September 2006, the Company recognized revenues primarily from the sale of FACES software and subscriptions. Starting in September 2006 recognized revenues are primarily from the sale of wireless location devices and services. Revenues are also offset with a reserve for any price refunds and consumer rebates consistent with the EITF Issue 01-09, Accounting for Consideration Given by a Vendor to a Customer, as appropriate.

 Hardware sales currently consist principally of revenues from the sale of GPS-enabled wireless location devices, primarily Wherifone handsets plus accessories to new subscribers and to agents and other third-party distributors. The revenue and related expenses associated with the sale of wireless handsets and accessories through our indirect sales channels are recognized when the products are delivered and accepted by the agent or third-party distributor, as this is considered to be a separate earnings process from the sale of wireless services and the probability of collection is likely. Shipping and handling costs for wireless handsets sold to agents and other third-party distributors are classified as costs of equipment sales.

 Subscription revenues are earned by providing access to Wherify’s wireless GPS-enabled location services network (activation revenue) and for usage of its wireless telecommunications system including enhanced GPS-enabled locates (airtime revenue). Activation revenue from postpaid subscribers is billed either in advance or arrears and recognized ratably over the service period. Airtime revenue, including locates, call time, roaming revenue and long-distance revenue, is billed in arrears based on minutes of use and is recognized when the service is rendered. Prepaid airtime sold to subscribers and revenue collected from pay-in-advance subscribers is recorded as deferred revenue prior to the commencement of services, and revenue is recognized when airtime is used or expires. Activation and airtime services provided are billed throughout the month according to the bill cycle in which a particular subscriber is placed. As a result of bill cycle cut-off times, the Company is required to make estimates for service revenues earned but not yet billed at the end of each month, and for advanced billings. Estimates for activation revenues are based upon the most current bill cycle revenues. Estimates for airtime revenues are based upon historical minutes of use.

The Company launched its North American wireless location services in October 2006. The Company’s North American subscribers’ rate plan include a feature whereby a subscriber’s monthly usage is automatically charged at the most advantageous rate plan then in effect for the minutes used. For prepaid plans, the Company defers revenue based on an estimate of the portion of unused minutes expected to be utilized prior to expiration. As the Company lacks historical subscriber usage patterns for its specialized services, the Company must apply judgment to estimate the number of unused minutes to be utilized, as well as those which are likely to expire or be forfeited. No deferral of revenue is recorded for the minutes expected to expire or be forfeited, as no future performance is expected to be required by the Company, nor is there any obligation to refund or redeem for value the expired minutes. The balance of the deferred phone sales and activation fees as of December 31, 2006 and June 30, 2006 was $169,005 and $0, respectively, and has been included in Deferred revenue in the consolidated balance sheets. When available, revenues for enhanced services and optional features would be recognized as earned. Service revenues also include billings to our subscribers for Universal Service Fund (USF) and other regulatory fees.

The Company has determined that the sale of wireless services through its direct sales channels with an accompanying handset constitutes a revenue arrangement with multiple deliverables in accordance with EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The Company accounts for these arrangements as separate units of accounting, including the wireless service and handset. Arrangement consideration received for the handset is recognized as equipment sales when the handset is delivered and accepted by the subscriber. Arrangement consideration received for the wireless service is recognized as service revenues when earned. As the non-refundable, up-front activation fee charged to the subscriber does not meet the criteria as a separate unit of accounting, the Company allocates the additional arrangement consideration received from the activation fee to the handset (the delivered item) to the extent that the aggregate handset and activation fee proceeds do not exceed the fair value of the handset. Any activation fees not allocated to the handset would be deferred upon activation and recognized as service revenue on a straight-line basis over the expected customer relationship period. The Company determined that the sale of wireless services through its indirect sales channels (agents) does not constitute a revenue arrangement with multiple deliverables. For indirect channel sales, the Company continues to defer non-refundable, up-front activation fees and associated costs to the extent of the related revenues in accordance with SAB No. 104, Revenue Recognition. These deferred fees and costs are amortized on a straight-line basis over the estimated customer relationship period, presumably the contract period.

Due to our limited commercial sales history, our ability to evaluate the collectibility of customer accounts requires significant judgment. The Company evaluates its equipment customer and service customer accounts for collectibility at the date of sale and on an ongoing basis.

Cost of Revenues

Wherify's cost of revenues currently consists of actual manufacturing costs.

Research and Development Expense

Research and development expense consists primarily of salaries and related personnel expense and expenses related to the design, development, testing and enhancement of products. Currently we are focusing attention on further development of our WherifoneTM and WheriFindTM products.

General and Administrative Expense

General and administrative expense includes general administrative, sales and marketing expenses. General administrative expense consists primarily of salaries and related expenses for executive, finance, accounting, information technology, facilities, and human resources personnel. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support, as well as costs associated with promotional activities and related travel expenses. Also included are inventory reserves and write-down expenses.

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

3. Liquidity and Capital Resources

We have incurred operating losses from continuing operations of approximately $8.6 million during the six months ended December 31, 2006 and $70.4 million during the six months ended December 31, 2005. For the six months ended December 31, 2006 net losses from continuing operations were approximately $14.0 million and approximately $70.4 million during the comparable six months ended December 31, 2005. Net cash used for operating activities during the six months ended December 31, 2006 was approximately $5.3 million and approximately $5.1 million was used during the comparable six months ended December 31, 2005. We have an accumulated deficit of approximately $150.5 million as of December 31, 2006. These conditions, among others, raise questions about our ability to fund our cash requirements from operations in the future or to continue operations as a going-concern.

As of December 31, 2006, Wherify had cash and cash equivalents of approximately $59 thousand, restricted certificates of deposit of approximately $0.5 million, which are being utilized as collateral to support our obligations under a letter of credit related to our contract manufacturer, trade accounts receivable of approximately $0.3 million, inventory of approximately $2.3 million, other current assets of approximately $0.4 million, current liabilities of approximately $12.3 million (excluding the non-cash portion of fair value of derivatives of approximately $7.1 million and approximately $3.2 million in past due rent obligations to our former landlord) and deferred revenue of approximately $0.2 million. Wherify also has a liability related to the non-current payable portion of the convertible debenture of approximately $2.1 million. The net decrease in cash and cash equivalents during the six months ended December 31, 2006 is primarily due to net cash used in operating activities of approximately $5.3 million, partly offset by receiving proceeds of approximately $4.0 million from the issuance of common shares plus the use of restricted certificates of deposit of approximately $0.8 million. Our average net cash used in operations during the six months ended December 31, 2006 was approximately $0.9 million per month as compared to approximately $0.8 million per month in the prior year period.

We have financed our operations through private offerings of our common stock, issuance of debt and private borrowings. On February 22, 2006, we borrowed $1.0 million from Stephen J. Luczo and issued to Mr. Luczo a promissory note that is repayable on demand at any time after August 22, 2006. Between March 10, 2006 and March 14, 2006, we received a total of $4.6 million (after deduction of fees) from the issuance of convertible debentures to Cornell Capital Partners, and on November 1, 2006 we entered into an agreement that will allow for the complete buy-out of this debenture obligation to Cornell and the cancellation of all but 5 million warrants under these agreements if the buy-out terms are completed by January 31, 2007, as amended. On February 2, 2007 we announced a revision to the Cornell agreement wherein certain amendments extending and modifying the terms of the convertible debentures, including the cancellation of all but 7 million warrants, were made contingent on the Company closing on new financing of at least $4.5 million within 120 days of February 2, 2007. On March 10, 2006 we also entered into a Standby Equity Distribution Agreement (“SEDA”) with Cornell Capital Partners pursuant to which we may periodically issue and sell to Cornell Capital Partners shares of common stock for up to a total purchase price of $40 million during the period commencing on the effectiveness of the registration statement registering such shares and terminating 24 months thereafter. On June 5, 2006 we filed a registration statement with the Securities and Exchange Commission (File No. 333--134718) to register 9,023,201 shares of our common stock to be sold by certain persons who are stockholders of Wherify, including up to 2,200,000 shares, which may be issued under the SEDA, and on November 8, 2006 we withdrew the active registration statement pending the outcome of our Cornell buy-out agreement and subsequent revision as discussed above. On March 15, 2006, we filed a registration statement with the Securities and Exchange Commission (File No. 333-132461) to register 16.8 million shares of our common stock to be sold by us in a direct offering, on July 18, 2006 we were notified that this direct offering was effective, and on November 2, 2006 we announced that the direct offering was closed and that approximately 16.6 million shares had been sold raising approximately $4.2 million. On June 16, 2006 Wherify borrowed an additional $1.0 million from Stephen J. Luczo and issued Mr. Luczo a promissory note that is repayable on September 16, 2006 or at such earlier date as Wherify completes a financing, and which repayment date has been extended by both parties.

On February 22, 2007, Wherify Wireless, Inc. entered into a private placement and sold $1,200,000 aggregate principal amount of a 10% Senior Convertible Promissory Note (the “Note”) pursuant to the terms of a concurrently dated Securities Purchase and Option Agreement (the “Agreement”) among Wherify, the lender parties thereto (“Purchaser”), and a placement agent. The Note is due on February 15, 2008, or earlier in the event by Wherify of a merger, business combination, or sale of substantially all its assets. The Note is convertible into common stock at $0.10 per share, or into certain preferred stock in connection with the option described below. In connection with the sale of the Note, Wherify issued a five year warrant (the “Warrant”) to purchase Three Million (3,000,000) shares of common stock at an exercise price of $0.10 per share. Also under the terms of the Agreement, Wherify granted the placement agent a five year warrant to purchase Three Million (3,000,000) shares of common stock at an exercise price of $0.10 per share. Taking into account the placement agent commission of $120,000 and other placement expenses, Wherify received net cash proceeds of approximately $1,000,000. Wherify will use the proceeds for general working capital purposes and to retire outstanding debt obligations.

Further under the Agreement, Wherify issued to the Purchaser an option (the “Option”) to purchase an aggregate up to $7,500,000 stated value of Series A Convertible Preferred Stock (the “Preferred Stock”). The Option is exercisable at a 20% discount price to the face amount of the Preferred Stock by either full or partial exercise. Specifically, the Purchaser may exercise the Option in full by delivering to Wherify $6,000,000 gross cash proceeds less any amount of the Note the Purchaser elects to exchange. Alternatively, the Purchaser may exercise the Option in part by delivering to Wherify at least $4,500,000 gross cash proceeds plus any amount of the Note the Purchaser elects to exchange at a ratio of $1.25 principal amount of the Preferred Stock for every $1.00 of Notes exchanged. The Option expires June 2, 2007. If issued as a result of the Option, the Preferred Stock will possess both an optional and mandatory conversion feature into common stock at $0.125 per share. The Preferred Stock will have voting rights on a converted basis of one vote per conversion share.

The above disclosure about the February 22, 2007 Agreement does not constitute an offer of any securities for sale.  The securities offered as part of the February 22, 2007 private placement have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. As part of the Agreement, Wherify provided registration rights to the Purchaser upon exercise of the Option to demand registration of the common stock underlying the Note, Warrant, and Preferred Stock, and to participate in certain subsequent offerings of securities by Wherify or other shareholders.

Wherify currently does not have any credit facility available to it. Wherify has financed its operations to date primarily through the issuance of an aggregate of approximately 72 million shares of common stock and convertible debentures. There are "going concern" paragraphs in Wherify's auditor's reports for the fiscal years ended June 30, 2006 and 2005. We continue in the process of locating financing sources to meet our financing needs and to provide us greater flexibility and certainty with respect to our financing needs. Adequate funds may not be available on terms acceptable to us. If additional funds are raised through the issuance of equity securities, dilution to existing stockholders may result. If funding is insufficient at any time in the future, we may be unable to produce, develop, market or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our financial position, results of operations and cash flows, or we may be unable to continue operations. We have no capital leases or material commitments for capital expenditures and there are no anticipated capital leases or material capital expenditures that are reasonably expected to have a material impact on us. We have worked out an arrangement with our prior landlord pursuant to which we have begun paying back-due rent as well as paying for certain back-due expenses covered by the prior landlord. Under the agreement, upon achieving adequate financing, we are required to settle our debt with the prior landlord, which was approximately $3.1 million as of December 31, 2006. We intend to settle our remaining debt with the prior landlord through cash proceeds raised from the future sales of common stock and/or cash proceeds from future operations. As of February 6, 2007, we were eight months in arrears with our rent payments to our current landlord, and on January 5, 2007, the landlord filed an Entry of Stipulation and Agreement against Wherify Wireless, Inc, a California Corporation. The complaint sought a judgment for possession of certain leased premises occupied by Wherify California as its principal offices in favor of the landlord, approximately $1.1 million in then outstanding amounts due and owing under the terms of the lease, and certain other amounts deemed owed. Wherify California answered the landlord’s complaint on January 17, 2007 by vacating from the leased premises. The Company has accrued an amount of approximately $1.1 million pending resolution of this matter.

We expect operating losses and negative operating cash flows to continue for at least the next nine-to-twelve months on the assumption that we continue on our business plan to successfully launch our WherifoneTM and WheriFindTM products in both North America and internationally during 2007. We launched WherifoneTM retail sales in North America with Toys R Us nationwide in all 660 Toys R Us retail locations on October 1, 2006. Dates for launch of our WherifoneTM product in the various markets are contingent on a number of factors, including establishing a distribution agreement in that country or territory with a qualified distributor, signing-up a carrier to support the subsequent subscribers using our patented GPS-enabled locator services, arranging to produce adequate numbers of WherifoneTM products through our contract manufacturer, and the market’s general acceptance of our WherifoneTM product in a highly competitive and evolving marketplace for GPS-enabled locator services, including through cell phone-like devices. During this time leading up to new product launches we expect our operating costs to increase because of expected new product launch expenses not previously incurred that are related to new product brand development, marketing and other promotional activities; targeted increases in personnel to support our critical new product launch activities; the expansion of our billing and collections infrastructure and customer support services concurrent with our growth in new product sales and subscriber sign-ups; strategic relationship development with our distributors and resellers; and the working capital requirements needed to initially fill our WherifoneTM product pipeline from our contract manufacturer to our final customers. We announced our new WheriFindTM  asset location device at the January 2007 Consumer Electronics Show in Las Vegas, and are currently pursuing various global opportunities to market this product and service.

As of February 22, 2007, Wherify had cash and cash equivalents of approximately $1.0 million and restricted certificates of deposit of approximately $7 thousand. We have curtailed all but very critical activities pending obtaining additional new financing. If we are successful in raising new financing immediately we expect to be operating at modest levels until a second and larger financing can be obtained, as any such immediate new financing will not be adequate to fund our business plan for the following twelve months and to self-sufficiency from ongoing operating cash flow.

Even with successfully raising new financing, our expected capital resources will not be sufficient to fund our planned operations during the upcoming twelve month period. We intend to fund our future operations with a combination of public and private offerings of common stock and proceeds from operations. While we retain our $40 million SEDA under which we may sell and Cornell Capital Partners is contractually committed to buy, at our discretion, up to $1 million of our common shares per week within certain guidelines and limitations, and subject to certain conditions, including effectiveness of the related registration statement, the pending registration statement was withdrawn from filing with the SEC and it is unclear whether management will decide to pursue refiling the SEDA in the future. Further, during the first quarter of calendar 2007 product sales have begun to provide cash, and the subscriber services have also started to contribute to our ongoing funding requirements. Neither product sales nor subscriber services are expected to make significant contributions to our funding requirements until later in calendar 2007. As a result we are dependent on successfully closing new financing immediately to continue our operations, and in the meantime we are carefully controlling our spending. We anticipate that to reach profitability will require at least one additional public funding round beyond our immediate new financing efforts. As part of our WherifoneTM product launch plan, as commenced in North America on October 1, 2006, we are managing company funds that specifically allocates resources to those activities that in the judgment of management best support the success of our product and services launches in North America and internationally. There is no assurance that our Wherify product and services will launch as expected over the next twelve months, or if launched that they will achieve the market success we have targeted. We anticipate that the amount of funding necessary for the company to implement our business plan during the next twelve-month period is expected to range from between $16 million to $21 million, and based on our projected cash used in operations of approximately $0.9 million per month, comprised of human resources costs of approximately $0.4 million per month, occupancy costs of approximately $30 thousand per month, monthly payments on debentures of approximately $0.2 million to recommence in September 2007, payment plans requirements on our outstanding accounts payables ranging between $0.1 million to $0.2 million per month, plus our expected growth in spending to support our critical new product launch activities, our billings and collections infrastructure and customer support services requirements over the next six to twelve months of approximately $0.1 to $0.3 million per month once initiated, and one time costs to catch up on past due rent and other asserted obligations of approximately $1.1 million, cash outlays to fund our contract manufacturing pipeline of between $3.0 million to $4.5 million, costs associated with the purchase of manufactured product from our contract manufacturer, and cash outlays to address the costs of new product launches of approximately $0.9 million including brand development, promotional activities, advertising and marketing costs. Concurrent with our ongoing North American product launches we expect to maintain our customer services support and technical infrastructure that supports our GPS-enabled location service centers, which could add up to another $0.2 million per month of costs over time.

We believe the above listed costs expected to be incurred during that period will help us to build the infrastructure necessary to initiate and increase revenues through organic growth, pursuing strategic partnerships for product manufacturing, branding and distribution, and later through possible acquisitions, which we believe hold the key to our future long-term revenue growth opportunities. We believe it will take additional products, either created in-house or acquired through acquisitions, to help us increase revenue, and ultimately to reach profitability, such as our recently announced WheriFindTM product line. However, we can make no assurances that these activities will achieve the desired results of increased revenues, or that any increase in revenues will be enough to bring Wherify to profitability and positive cash flow.

Management is currently working to achieve an immediate financing to address our current financial difficulties. Management recognizes the need for additional funding beyond the immediate efforts to achieve new financing and will be taking those steps to prepare for future public and private financing rounds as soon as practical with the services of Laidlaw and Company (UK), LLC, our retained investment banker. Adequate funds may not be available, and if available may not be available on terms acceptable to us. If additional funds are raised through the issuance of equity securities, dilution to existing stockholders may result. If funding continues to be insufficient we may be unable to successfully launch our WherifoneTM or WheriFindTM products and subscriber services in the North American or international markets, develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, or meet our current obligations, any of which could have a material adverse effect on our financial position, results of operations and cash flows. In the event that funding remains insufficient now or at any time in the future the company will be forced to take significant steps to curtail on-going spending, including but not limited to the elimination of some or all of our operations and any or all plans for expansion of operations.

Even with sufficient and timely financing, there can be no assurance that we will achieve profitability. Due to these factors, we believe that period-to-period comparisons of our results of operations are not necessarily a good indication of future performance. The results of' operations in some future periods may be below the expectations of analysts and investors.

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

5. Results of Operations for the Quarter Ended December 31, 2006

Quarter ended December 31, 2006 compared to quarter ended December 31, 2005

Sales revenues for the quarter ended December 31, 2006 were $324,459 as compared to $64,364 of net revenues for the quarter ended December 31, 2005. The quarter ended December 31, 2006 included domestic WherifoneTM product sales and subscription services of $271,959 following our October 1, 2006 launch of the WherifoneTM in North America, and $52,500 of ongoing sales related to the FACES products. Revenues in the quarter ended December 31, 2005 were primarily generated by the ongoing sales of FACES products.

Operating expenses for the quarter ended December 31, 2006 were approximately $5.2 million as compared to approximately $3.3 million for the quarter ended December 31, 2005.

Research and development expenses were approximately $0.4 million and approximately $0.5 million for quarters ended December 31, 2006 and 2005, respectively. The decrease in expenses of approximately $0.1 million was due to lower salaries expense.

General and administrative expenses, excluding rent, amortization and depreciation expenses, increased by approximately $1.8 million from approximately $2.2 million in the quarter ended December 31, 2005 to approximately $4.0 million in the quarter ended December 31, 2006. The increase in these expenses is due primarily to approximately $0.8 million inventory adjustment, approximately $0.6 million write-off of capitalized legal and audit costs related to the SEDA financing, approximately $0.2 million of implementation cost for the new billing system and customer service management, approximately $0.4 million of higher sales salaries expense and marketing expenses related to the product launch of WherifoneTM, and approximately $0.2 million of investment banking and management services expense, partially offset by approximately $0.4 million in lower legal fees that were associated with the merger in quarter ended September 30, 2005.

Amortization and depreciation expense decreased by approximately $0.2 million from the prior year period due to the write-off of intangibles during our fiscal 2006 fourth quarter.

Other income and expense changed by approximately $6.6 million from the prior year period amount primarily due to the approximately $7.1 million credit due to the accounting affect of remeasurement of the change in fair value of the convertible debentures and warrants issued during March 2006, in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. In addition, interest expense increased by approximately $0.5 million primarily due to interest expense charges related to the convertible debentures of $5.0 million issued in March 2006 and to the notes payable of $2.0 million issued in February 2006 and June 2006.

6. Results of Operations for the Six Months Ended December 31, 2006

Six months ended December 31, 2006 compared to the six months ended December 31, 2005

Sales revenue for the six months ended December 31, 2006 were $508,780 as compared to $100,000 of sales revenue for the six months ended December 31, 2005. The six months ended December 31, 2006 included domestic and international WherifoneTM product sales and subscription services of $407,994 including our October 1, 2006 launch of the WherifoneTM in North America, and $100,786 of ongoing sales related to the FACES products. Revenues in the six months ended December 31, 2005 were primarily generated by the ongoing sales of FACES products.

Operating expenses for the six months ended December 31, 2006 were approximately $9.1 million as compared to approximately $70.5 million for the six months ended December 31, 2005. The decrease in expenses is primarily due to an approximately $64.3 million goodwill impairment recognized during the period ended December 31, 2005, partially offset by an approximately $2.7 million increase in general and administrative expenses in the six months ended December 31, 2006.

Research and development expenses were approximately $0.8 million for each of the six months periods ended December 31, 2006 and 2005, respectively. The expenses include those costs in both periods associated with the product development and the preparation for the product launch of WherifoneTM.

General and administrative expenses, excluding rent, amortization and depreciation expenses, increased by approximately $2.7 million from approximately $4.3 million in the six months ended December 31, 2005 to approximately $7.1 million in the six months ended December 31, 2006. The increase in these expenses is due primarily to approximately $1.3 of inventory adjustment, $0.2 million stock option non-cash expense related to the implementation of SFAS 123R, approximately $0.6 million write-off of capitalized legal and audit costs related to the SEDA financing, approximately $0.3 million of implementation cost for the new billing system and customer service management, approximately $1.1million of higher salaries expense, marketing and government filings expenses related to the product launch of WherifoneTM, approximately $0.2 million of investment banking and management expense, partially offset by approximately $1.0 million in lower legal fees that were associated with the merger in the quarter ended September 30, 2005.

Amortization and depreciation expense decreased by approximately $0.3 million from the prior year period due to the write-off of intangibles during our fiscal 2006 fourth quarter.

Other income and expense changed by approximately $5.4 million from the prior year period amount primarily due to the approximately $4.4 million charge due to the accounting affect of remeasurement of the change in fair value of the convertible debentures and warrants issued during March 2006, in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. In addition, interest expense increased by approximately $1.0 million primarily due to interest expense charges related to the secured debentures of $5.0 million issued in March 2006 and to the notes payable of $2.0 million issued in February and June 2006.

New Accounting Pronouncements

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 in fiscal 2009 to have a material impact on its results of operations or financial position.

     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108 regarding the process of quantifying financial statement misstatements. SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating materiality of a misstatement. The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154 for the correction of an error in financial statements. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company will be required to adopt this interpretation for its fiscal year ending 2007.

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

We Currently Lack Liquidity and Have Limited Revenues and Both Wherify and Wherify California Had Going-Concern Qualifications in Their Most Recent Audit Reports

As of December 31, 2006, Wherify had cash and cash equivalents of approximately $59 thousand, restricted certificates of deposit of approximately $0.5 million, which are being utilized as collateral to support our obligations under a letter of credit related to our contract manufacturer, trade accounts receivable of approximately $0.3 million, inventory of approximately $2.3 million, other current assets of approximately $0.4 million, current liabilities of approximately $12.3 million (excluding the non-cash portion of fair value of derivatives of approximately $7.1 million and approximately $3.2 million in past due rent obligations to our former landlord) and deferred revenue of approximately $0.2 million. Wherify also has a liability related to the non-current payable portion of the convertible debenture of approximately $2.1 million. As of February 22, 2007, Wherify had cash and cash equivalents of approximately $1 million and restricted certificates of deposit of approximately $7 thousand. There is a going concern paragraph in Wherify’s audit reports for the respective fiscal years ended June 30, 2006 and 2005. Substantially all of our cash has been raised through capital raising transactions rather than operations. As we have limited revenues, we will need to raise additional working capital in the near future. There is no assurance that we will be able to raise additional working capital at all or on terms favorable to us. If we are unable to raise additional working capital, we will need to reduce our costs, which may require us to reduce operations, personnel and overhead, or discontinue operations.

We Need To Raise Substantial Additional Capital, Which May Result In Substantial Dilution To Existing Stockholders.

In order to manufacture, distribute and sell our products and to execute on our business plan, we need substantial additional capital. We are currently considering possible sources of this additional capital, including raising capital through the issuance of equity securities. Although the exact amount we intend to raise has not yet been determined, we are contemplating an amount expected to range from between $16 million to $21 million. There can be no assurance that we will be able to raise sufficient additional capital at all or on terms favorable to our stockholders or us. If we issue equity securities in order to raise additional capital in the amounts currently contemplated, the stockholders will experience immediate and substantial dilution in their ownership percentage of the combined company. In addition, to raise the capital we need, we may need to issue additional shares at a discount to the current market price. If the terms of such financing are unfavorable to us or our stockholders, the stockholders may experience substantial dilution in the net tangible book value of their stock. In addition, any new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements all of which could have a material adverse effect on us.

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

Our Software Products Are Complex And May Contain Unknown Defects That Could Result In Numerous Adverse Consequences.

Complex software products such as those associated with our WherifoneTM product often contain latent errors or defects, particularly when first introduced, or when new versions or enhancements are released. We have experienced errors and defects in our most recent release of the software associated with our WherifoneTM product, but do not believe these errors will have a material negative effect on the functionality of the WherifoneTM product. However, there can be no assurance that, despite testing, additional defects and errors will not be found in the current version, or in any new versions or enhancements of this software, any of which could result in damage to our reputation, the loss of sales, a diversion of our product development resources, and/or a delay in market acceptance, and thereby materially adversely affecting our business, operating results and financial condition. Furthermore, there can be no assurance that our products will meet all of the expectations and demands of our customers. The failure of our products to perform to customer expectations could give rise to warranty claims. Any of these claims, even if not meritorious, could result in costly litigation or divert management's attention and resources. Any product liability insurance that we may carry could be insufficient to protect us from all liability that may be imposed under any asserted claims.

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

If Our Wireless Locator Products Fail To Achieve Broad Market Acceptance, Our Business Results Will Be Harmed.

We have recently begun selling our Wherifone wireless location products for use by direct purchase consumers or for resale by distributors. If Wherify's products are not widely accepted by the market, our business results could be harmed. Factors that may affect the market acceptance of our location products include price, reliability, performance, technological innovation/enhancements, network coverage, ease of use, and availability.

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

Wherify has various abilities and obligations to issue additional shares of common stock in the future. These abilities and obligations include the following as of February 6, 2007 (including the obligation to issue shares upon conversion of the debentures or exercise of the warrants issued to Cornell Capital Partners and Newbridge Securities Corporation, and as contingently amended on February 2, 2007):

•	Options to purchase approximately 5.7 million shares of our common stock; and

•	Warrants and convertible debentures to purchase or acquire approximately 32.3 million shares of our common stock.

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

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Based on an evaluation of the effectiveness of Wherify’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report, and because of our incomplete accounting for all of the issues related to the complex rules over derivatives treated as liabilities associated with our convertible debentures issued during March of 2006 and upon review of our Form 10-QSB for our current period as discussed below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were still not effective as of December 31, 2006 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management continues to pay careful attention to our three identified deficiencies as discussed below and we are continuing our efforts to improve and strengthen our control processes and procedures. Our management and Audit Committee intend to continue to work with our auditors and other outside advisors, as appropriate, to develop and then apply our controls and procedures with the goal of achieving adequate and effective disclosure controls. We believe that with a properly planned, designed and implemented system of internal controls over financial reporting, our disclosure controls and procedures are expected to become effective.

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

Accounting Corrections and Account Reclassifications Identified During Our Fourth Fiscal Quarter Ended June 30, 2006 for the Unaudited Quarter Ended March 31, 2006

To prepare our external financial report for our fiscal quarter ended March 31, 2006, we were required to review and determine the proper accounting entries required in applying specific and complex accounting rules for accounting for derivatives under Financial Accounting Standard No. 133 (“FAS 133”) for our convertible debentures issued on March 10, 2006 and on March 14, 2006. This necessitated us to first determine whether or not our convertible debentures required classification as a liability and once so determined, we had to identify certain accounting methodologies and entries to properly apply the rules under FAS 133 to our situation. In the course of completing these new complex and sophisticated accounting entries, we generated complex accounting calculations and account reclassifications to affect their fair value recognition as liabilities to be included in the external financial report. In connection with the completion of its review of our fiscal quarter ended March 31, 2006, Malone & Bailey, PC identified certain accounting corrections and account reclassifications still required in applying the rules for accounting for derivatives under FAS 133 that were required to fully compute their fair value recognition as liabilities. These corrections amounted to an immaterial net change to our expense recognition for the period, but did indicate that further efforts were required to adequately train our staff regarding certain complex accounting requirements, including FAS 133 requirements. Additionally, during the fourth quarter of our 2006 fiscal year, a new accounting manager was hired into the accounting function, further strengthening the experience and accounting knowledge available to us to prepare and process our external financial reports.

Fiscal Quarter Ended December 31, 2006

Management reviewed the various control activities now instituted and applied for both preventative and detective controls to our external financial reporting processes. The Audit Committee of the Board of Directors, discussed the matters disclosed in this filing with the Company’s independent registered public accountants, Malone & Bailey, PC, including management’s follow-up on the prior year’s matters discussed above, and no current significant issues or control deficiencies were noted by our outside auditor’s review of the preparation or reporting of our unaudited fiscal quarter ended December 31, 2006 external financial reports on this Form 10-QSB.

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

In response to the previously identified control deficiencies during fiscal 2006 as discussed above and the need to restate our 2006 first fiscal quarter’s unaudited external financial report on Form 10-QSB/A, and the staffing limitations imposed by the Company on the accounting function, management has determined that it currently may continue to have a significant deficiency in its ability to report external financial data reliably in accordance with generally accepted accounting principles such that there has been demonstrated a more than remote likelihood that a misstatement of the Company’s annual or interim financial statements that is more than inconsequential may not be prevented or detected. As a result, management has determined that the three control deficiencies as previously identified by Malone & Bailey, PC in connection with the completion of its audit of, and the issuance of its report on, the financial statements of Wherify for the year ended June 30, 2006, may continue to exist during our fiscal quarter ended December 31, 2006 and have not yet been demonstratably remediated as of our fiscal quarter ended December 31, 2006. The Company views this as a serious issue. The Company is committed to correct the prior year’s identified significant deficiency in disclosure controls and procedures and internal controls as soon as feasible. Management, in consultation with its outside auditors and other outside advisers as appropriate, is continuing its work to finish those procedures deemed necessary to resolve these three previously identified control deficiencies. Management remains encouraged by the remedial steps taken during our most recent three fiscal quarters and the ongoing improvements over disclosure controls being instituted in our accounting function including those listed below.

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

(b) Changes in Internal Controls Over Financial Reporting.

During the fiscal quarter ending December 31, 2006, no changes were affected in our system of internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting:

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Venture Corporation Limited, a Singapore Corporation v. Wherify Wireless, Inc, a California Corporation

On October 15, 2004, Venture Corporation Limited, a Singapore corporation (“Venture”), filed suit against Wherify California, in the United States District Court, Central District of California. The complaint sought approximately $5 million in damages for breach of contract, fraud and common counts alleging that Wherify California failed to pay certain amounts owed for the manufacture of the children’s model personal locater (“CM1”). Wherify California answered Venture’s complaint on November 16, 2004 and filed a cross-complaint alleging that Venture failed to timely deliver conforming goods. A mediation between the parties ended without a resolution. A court trial concluded on November 4, 2005, and on December 27, 2005 the District Court’s judgment awarding Venture approximately $1.7 million in damages (including costs) was entered. On January 26, 2006, a Notice of Appeal was filed with the United States Court of Appeals for the Ninth Circuit which Wherify intends to vigorously pursue. Venture has commenced collection procedures, including attempts to levy upon assets and accounts of not only Wherify California, but also its parent, Wherify. On September 25, 2006 a hearing occurred regarding Venture Corporation's motion to amend its judgment to add Wherify to its judgment against Wherify California. Wherify believes that there are no legal grounds or basis for any claim or attempt to levy against Wherify or any of its assets, and intends to vigorously defend against any such claims or attempts to levy. On November 2, 2006 the court denied Venture’s motion to amend the judgment against Wherify California to extend the levy to include Wherify. It is management’s assessment that a potential liability against Wherify California of an amount up to $1.7 million exists. Therefore, the Company has accrued an amount of $1.7 million.

Lariviere, et al. v. I.Q. Biometrix, Inc., a Delaware Corporation, et al.

On August 5, 2005, plaintiffs Sylvie Lariviere, Robert Rios, Toni Lange, Fernand Beland, Frederic Serre and Roland Vroye, filed their first amended complaint against I.Q. Biometrix, Inc., a Delaware corporation, in Fresno County Superior Court, State of California. Plaintiffs’ complaint alleges causes of action for breach of contract and fraud for a failure to issue stock options pursuant to an alleged oral and/or written agreement. The complaint seeks to recover damages, including punitive damages, and/or an award of stock options. On October 25, 2005, Wherify demurred on behalf of itself, Greg Micek and William Scigliano and on January 4, 2005, the demurrer was sustained on several grounds. This matter had been set for trial on January 18, 2007 and has been delayed and the matter is continued until March 2007 due to change of counsel. The Company’s management feels that a reasonable estimate for potential liability for the company is somewhere within a range of $0 to $500,000. Management of the Company has also determined that no amount within that range is a better estimate of a potential liability than any other amount. Therefore, no amount has been set aside for this contingent liability.

Westport Office Park, LLC v. Wherify Wireless, Inc, a California Corporation

On January 5, 2007, Westport Office Park, LLC (“Westport”), filed an Entry of Stipulation and Agreement against Wherify Wireless, Inc, a California Corporation (“Wherify California”), in the Superior Court of California—San Mateo County. The Stipulation and Agreement contains a Confession of Judgment relating to an unlawful detainer action filed by Westport against Wherify California. Upon entry by the Court, the judgment terminated Wherify California's right to possession of the premises located at 2000 Bridge Parkway, Suite 201, Redwood City, California, consisting of approximately 25,690 square feet on the second floor of the building. This facility served as Wherify’s principal office. The unlawful detainer action and Stipulation and Agreement was a consequence of Wherify California’s failure to make its past and current lease payments plus other related obligations as a result of Wherify's financial difficulties and the ongoing nature of its current fund raising activities. Base rent charges are currently $126,072 per month. The lease commenced on September 3, 1999 and was scheduled to terminate on or about September 3, 2009. Based on the terms of the Stipulation and Agreement, Wherify California was required to relinquish possession of the space and has accrued unpaid rent and other charges estimated at approximately $1.1 million. In response to the Stipulation and Agreement, Wherify vacated the leased premises on January 17, 2007

Item 4.	Submission of Matters to a Vote of Security Holders

On October 27, 2006 an annual meeting of the shareholders of Wherify Wireless, Inc., a Delaware corporation (“Wherify”), was held to vote upon the following matters. At the meeting 30,274,373 shares representing 51.21% of a total of 59,114,013 shares of common stock outstanding and eligible to vote at such annual meeting were present.

1.	Election of directors, each to serve until the next annual meeting of stockholders of the Company and until their successors shall have been duly elected and shall qualify.

Nominees:	For:	Withheld:
Daniel McKelvey	29,044,931	1,229,442
Wade Fenn	29,044,931	1,229,442
Douglas Hajjar	29,450,276	824,097
John Micek	29,044,931	1,229,442
Timothy Neher	29,044,931	1,229,442
Bill Scigliano	29,044,931	1,229,442

Consequently all nominees were elected by the shareholders of Wherify.

	For:	Against:	Abstain:
2. Proposal to amend the Company’s Certificate of Incorporation	28,256,211	872,064	1,146,098
to increase the authorized number of shares of Common Stock
from 100 million shares to 200 million shares.

3. Proposal to amend the Company’s 2004 Stock Plan to increase the	26,558,456	2,271,583	1,444,334
number of shares available for issuance to 10 million shares.

4. Proposal to ratify the appointment of Malone & Bailey PC as	29,821,556	99,180	353,637
independent auditors to the Company for the fiscal year

Consequently the three proposals were approved by the shareholders of Wherify.

Item 6. Exhibits

Exhibit No.	Description
10.1	2004 Stock Plan, as amended on October 27, 2006. Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8K, filed on November 2, 2006.

10.2.	Cornell Capital Partners Agreement Letter dated November 1, 2006. Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8K, filed on November 21, 2006.

10.3	Letter from Cornell Capital Partners, dated December 29, 2006. (+).

31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (+)

31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (+)

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (+)

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (+)

(+) Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 27, 2007

/s/ Timothy J. Neher
Timothy J. Neher, Chief Executive Officer (Principal Executive Officer)

February 27, 2007

/s/ Mark E. Gitter
Mark E. Gitter, Chief Financial Officer and Treasurer (Principal Accounting Officer)