Form 10QSB
period 2007-03-31
WHERIFY WIRELESS INC
filed 2007-05-21
CIK 1051902

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ending March 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-24001

WHERIFY WIRELESS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	76-0552098
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

901 Mariners Island Boulevard, San Mateo, California 94404-1592
(Address of principal executive offices)

(650) 524-3000
(Issuer’s telephone number)

63 Bovet Road, #521, San Mateo, California 94402-3104
(Former mailing address)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)     Yes ☐     No ☑

There were 73,368,099 shares of the issuer’s common stock, $.01 par value, outstanding as of May 11, 2007

Transitional Small Business Disclosure Format:     Yes ☐     No ☑

WHERIFY WIRELESS, INC.
FORM 10-QSB
QUARTER ENDED MARCH 31, 2007

Table of Contents

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Balance Sheets as of March 31, 2007 and June 30, 2006 (unaudited)	3

Statements of Operations for the three and nine months ended March 31, 2007 and 2006 (unaudited)	4

Condensed Statements of Cash Flows for the nine months ended March 31, 2007 and 2006 (unaudited)	5

Notes to Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis or Plan of Operation	11

Item 3. Controls and Procedures	28

PART II. OTHER INFORMATION

Item 6. Exhibits	31

Signatures	32

EXHIBITS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Wherify Wireless, Inc
Balance Sheets
Unaudited

ASSETS	March 31,	June 30,
	2007	2006
CURRENT ASSETS:
Cash and cash equivalents	$35,929	$524,722
Restricted certificates of deposit	9,148	1,278,014
Prepaid expenses	55,334	29,281
Accounts receivable, net	261,055	10,133
Inventory, net of reserve of $1,374,525 and $0, respectively	2,289,678	81,141
Security Deposit and other assets	322,400	373,100
TOTAL CURRENT ASSETS	2,973,544	2,296,391

Intangible assets, net of accumulated amortization of $25,441 and $14,191, respectively	19,559	30,809
Property and equipment, net of accumulated depreciation of $1,333,850 and $1,302,036, respectively	428,723	640,607
Deferred debt and equity issuance costs and other non-current assets	988,019	755,691
TOTAL ASSETS	$4,409,845	$3,723,498

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$5,894,604	$2,836,057
Accounts payable - related party	3,105,750	3,105,750
Accrued liabilities	3,215,983	993,552
Accounts payable related to discontinued operating segment	2,085,211	2,085,211
Deferred revenue	193,114	-
Note payable - related party	2,175,000	2,000,000
Current maturities of convertible debentures	2,471,898	1,404,990
Fair value of derivatives	5,176,963	2,692,235
TOTAL CURRENT LIABILITIES	24,318,523	15,117,795
Commitments and Contingencies	---	---
STOCKHOLDERS' DEFICIT
Common stock, $0.01 par value, 200,000,000 shares authorized,
72,978,099, and 55,301,513 shares issued and outstanding, respectively	729,781	553,015
Additional paid in capital	131,148,251	124,591,434
Accumulated deficit	(151,786,710)	(136,538,746)
TOTAL STOCKHOLDERS' DEFICIT	(19,908,678)	(11,394,297)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,409,845	$3,723,498

See accompanying notes to financial statements.

Wherify Wireless, Inc.
Statements of Operations
Unaudited

	Three Months Ended March 31,		Nine Months Ended March 31,

	2007	2006	2007	2006
REVENUES:
Sales Revenue	$135,335	$25,181	$644,115	$125,180

OPERATING EXPENSES:
Cost of Goods Sold (except for items stated separately below)	21,034	4,909	305,647	14,292
Goodwill impairment	-	-	-	64,308,022
Research and development	272,958	143,999	1,057,947	925,135
General and administrative	2,169,667	1,867,000	9,246,196	6,278,503
Rent expense	158,716	353,004	938,731	1,038,461
Amortization & depreciation	120,293	230,088	281,113	645,252
TOTAL OPERATING EXPENSES	2,742,668	2,599,000	11,829,634	73,209,665

OPERATING LOSS	(2,607,333)	(2,573,819)	(11,185,519)	(73,084,485)

OTHER INCOME (EXPENSE)
Change in fair value of derivatives	1,881,930	(4,974,890)	(2,484,729)	(4,974,890)
Interest and other expense	(570,524)	(96,817)	(1,601,854)	(106,559)
Interest and other income	1,666	8,633	24,138	54,273

NET LOSS FROM CONTINUING OPERATIONS	(1,294,261)	(7,636,893)	(15,247,964)	(78,111,661)

DISCONTINUED OPERATIONS
Loss from operations of discontinued segment	-	-	-	(85,860)

NET LOSS ATTRIBUTABLE TO COMMON	$(1,294,261)	$(7,636,893)	$(15,247,964)	$(78,197,521)
SHAREHOLDERS

Basic and diluted net loss per share
from continuing operations	$(0.02)	$(0.14)	$(0.23)	$(1.53)

Basic and diluted net loss per share	$-	$-	$-	$(0.00)
from discontinued operations

Basic and diluted net loss per share	$(0.02)	$(0.14)	$(0.23)	$(1.53)

Weighted average number of shares outstanding	72,562,960	54,967,410	66,202,928	51,144,265

See accompanying notes to financial statements.

Wherify Wireless, Inc.
Condensed Statement of Cash Flows
Unaudited

	Nine Months Ended March 31,
	2007	2006

NET CASH USED IN OPERATING ACTIVITIES	$(7,163,870)	$(8,386,470)

INVESTING ACTIVITIES:
Decrease in restricted certificates of deposit	1,268,866	1,141,706
Purchase of property and equipment	(21,411)	(102,230)
Disposal or property and equipment	8,000	-
NET CASH PROCEEDS PROVIDED BY INVESTING ACTIVITIES	1,255,455	1,039,476

FINANCING ACTIVITIES:
Net proceeds from issuance of stock	4,044,622	4,384,799
Proceeds from convertible debenture, net	-	4,585,000
Proceeds from notes payable - related party	175,000	1,000,000
Proceeds from convertible note payable	1,200,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,419,622	9,969,799

CHANGE IN CASH AND CASH EQUIVALENTS	(488,793)	2,622,805

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	524,722	1,208,089

CASH AND CASH EQUIVALENTS - END OF PERIOD	$35,929	$3,830,894

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

Going Concern

Wherify’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $151,786,710 and has insufficient working capital to meet its current operating needs and is dependent on successful new financings to continue its operations, all of which raise substantial doubt about Wherify’s ability to continue as a going concern.

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

The Company launched its North American wireless location services in October 2006. The Company’s North American subscribers’ rate plan include a feature whereby a subscriber’s monthly usage is automatically charged at the most advantageous rate plan then in effect for the minutes used. For prepaid plans, the Company defers revenue based on an estimate of the portion of unused minutes expected to be utilized prior to expiration. As the Company lacks historical subscriber usage patterns for its specialized services, the Company must apply judgment to estimate the number of unused minutes to be utilized, as well as those which are likely to expire or be forfeited. No deferral of revenue is recorded for the minutes expected to expire or be forfeited, as no future performance is expected to be required by the Company, nor is there any obligation to refund or redeem for value the expired minutes. The balance of the deferred phone sales and activation fees as of March 31, 2007 and June 30, 2006 was $193,114 and $0, respectively, and has been included in deferred revenue in the consolidated balance sheets. When available, revenues for enhanced services and optional features would be recognized as earned. Service revenues also include billings to our subscribers for Universal Service Fund (USF) and other regulatory fees.

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

NOTE 2 - STOCK-BASED COMPENSATION

Prior to January 1, 2006 we accounted for stock based compensation under Statement of Financial Accounting Standards No. 123 Accounting for Stock−Based Compensation (FAS 123). As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Effective January 1, 2006, the Company has adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share−Based Payment (FAS 123R) and applied the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified−prospective transition method. Prior periods were not restated to reflect the impact of adopting the new standard. As a result of the adoption of FAS 123R, stock−based compensation expense recognized during the quarter ended March 31, 2007 includes compensation expense for all share−based payments granted on or prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and compensation cost for all share−based payments granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R.

APB 25 did not require any compensation expense to be recorded in the financial statements if the exercise price of the award was not less than the market price on the date of grant. Since all options granted by the Company had exercise prices equal or greater than the market price on the date of grant, no compensation expense was recognized for stock option grants prior to January 1, 2006.

During the quarter ended March 31, 2007, the Company recognized stock−based compensation expenses of $0.1million related to outstanding stock options according to the provisions of FAS 123R, using the modified−prospective transition method. During the three and nine months periods ended March 31, 2007, the Company granted its employees options to purchase 40,000 shares of common stock and 150,000 shares of common stock, respectively. During the three and nine months periods ended March 31, 2007, third party consultants were issued 436,666 shares of unrestricted common stock under the Company’s 2004 Stock Plan in exchange for various current obligations and future services and members of the Board of Directors were issued 612,500 shares of common stock in lieu of cash for director fees.

During the three and nine months periods ended March 31, 2006, Wherify Wireless granted its employees options to purchase 250,000 shares of common stock and 1,763,567 shares of common stock, respectively. The options vest over a four year period and expire ten years from the grant date. Since the exercise price of the options was equal to the market value of the stock on the grant date, Wherify Wireless did not record any compensation expense under the intrinsic method. During the three and nine months periods ended March 31, 2006, no options were issued to third party consultants. During the three and nine months ended March 31, 2006, third party consultants were issued 255,000 shares of common stock in exchange for investor services.

During the three months ended March 31, 2006, the risk free interest rate used in the Black−Scholes option pricing model (the Model) was 5.0%. The expected volatility used in the model was 104.9%.

A summary of the options issued by the Company for the nine months ended March 31, 2007 is as follows:

	Options		Weighted− Average Exercise Price per Share		Weighted− Average Remaining Expected Term (in years)

Outstanding on June 30, 2006	6,221,160		$0.95		7.6
Granted	150,000		$.25		9.6
Exercised	0	$
Forfeited/Canceled	(1,339,780)		.75	$
Repriced	1,339,780		$.30		9.3
Outstanding on March 31, 2007	6,257,160		$.85		7.0
Exercisable on March 31, 2007	3,214,779		$.77		5.0

The weighted average grant date fair value during the nine months ended March 31, 2007 and March 31, 2006 was $0.25 per share and $0.68 per share, respectively. Additionally, 0 options and 51,638 options were exercised and 573,404 and 283,107 options vested during the periods ended March 31, 2007 and March 31, 2006, respectively. The unrecognized share-based compensation cost related to stock option expense at December 31, 2006 is $674,271 and will be recognized over a weighted average of 2.8 years.

In accordance with APB 25, the Company recorded compensation expense for restricted stock awards based on the fair market value on the date of grant. The fair value was recorded as deferred compensation in a separate component of shareholders' equity and expensed over the vesting period. Upon adoption of FAS 123R such deferred compensation was reclassified to Additional Paid-in Capital. During the quarter ended March 31, 2007 the Company recognized compensation expense of $59,843 for stock-based compensation.

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

The Company recognizes impairment losses on its inventory when there is evidence that the value of the goods will be less than the costs. The Company performs a detailed inventory valuation and impairment review each fiscal quarter and considers multiple factors including an evaluation of the stages of production work in process at its third party contract manufacturer, demand forecast, product development plans, and current geographic sales levels. At March 31, 2007 the Company recognized an impairment of $1.4 million on its inventory primarily related to the fair market value of units to be sold into the North American marketplace.

NOTE 4 - CONVERTIBLE DEBENTURES AND WARRANTS LIABILITY

The Company has determined that the conversion feature of the secured convertible debentures and the warrants issued with the secured convertible debentures are embedded derivative instruments pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Under the provisions of EITF Issue No. 00−19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the accounting treatment of these derivative financial instruments requires that the Company record the derivatives at their fair values as of the inception date of the note agreements and at fair value as of each subsequent balance sheet date as a liability. Any change in fair value is recorded as non−operating, non−cash income or expense at each balance sheet date. The Company estimates fair value using the Black−Scholes option pricing model. This model requires the use of estimates such as the expected holding period, the expected future volatility of the company's common stock and the risk−free rate of return over the holding period. These estimates directly affect the reported amounts of the derivative instrument liabilities. At March 31, 2007, the Company estimated the fair value of the conversion feature and warrant liability at $5.2 million.

On February 22, 2007, Wherify Wireless entered into a private placement and sold $1,200,000 aggregate principal amount of a 10% Senior Convertible Promissory Note due February 15, 2008 (the "Note") pursuant to the terms of a concurrently dated Securities Purchase and Option Agreement (the "Agreement") among Wherify, the lender parties thereto ("Purchaser").

The notes are convertible to common stock at any time at $0.10 per share, or 12,000,000 shares.  In addition 3,000,000 Warrants have been granted at an exercise price of $0.10 per share exercisable for 60 months from the date of the notes.

As a result, we have determined that the conversion feature of the notes and warrants issued are not derivative instruments pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.  Under the provisions of EITF Issue 98-5, Wherify estimated the fair value of the beneficial conversion feature and warrants at the issuance of the notes using the Black-Scholes option pricing model to exceed the principal value of the note.  The resulting discount of $1,200,000 is being amortized over the life of the notes using the effective interest method. The amount amortized in the nine month period ended March 31, 2007 was $23,743 the total remaining discount at March 31, 2007 is $1,176,257.

In connection with the sale of the Note, Wherify granted the placement agent 3,000,000 warrants at an exercise price of $0.10 per share and using the black scholes model have an estimated fair value of $741,099, these warrants are exercisable for 60 months from the date of the Note. Wherify also incurred fees and other costs directly associated with this loan agreement of $187,000, these fees and the estimated fair value of the warrants have been recorded as deferred financing costs. As of March 31, 2007 $18,364 of these deferred financing costs has been amortized as a component of interest expense. These deferred financing costs are being amortized over the expected term of the note using the effective interest method.

NOTE 5 - Contingencies

Venture Corporation Limited, a Singapore Corporation v. Wherify Wireless, Inc, a California Corporation

On October 15, 2004, Venture Corporation Limited, a Singapore corporation (“Venture”), filed suit against Wherify California, in the United States District Court, Central District of California. The complaint sought approximately $5 million in damages for breach of contract, fraud and common counts alleging that Wherify California failed to pay certain amounts owed for the manufacture of the children’s model personal locater (“CM1”). Wherify California answered Venture’s complaint on November 16, 2004 and filed a cross-complaint alleging that Venture failed to timely deliver conforming goods. A mediation between the parties ended without a resolution. A court trial concluded on November 4, 2005, and on December 27, 2005 the District Court’s judgment awarding Venture approximately $1.7 million in damages (including costs) was entered. On January 26, 2006, a Notice of Appeal was filed with the United States Court of Appeals for the Ninth Circuit which Wherify intends to vigorously pursue. Venture has commenced collection procedures, including attempts to levy upon assets and accounts of not only Wherify California, but also its parent, Wherify. On September 25, 2006 a hearing occurred regarding Venture Corporation's motion to amend its judgment to add Wherify to its judgment against Wherify California. On March 20, 2007, Venture filed a motion to dismiss the appeal; Wherify California filed an opposition to the motion to dismiss on April 2, 2007. Wherify believes that there are no legal grounds or basis for any claim or attempt to levy against Wherify or any of its assets, and intends to vigorously defend against any such claims or attempts to levy. On November 2, 2006 the court denied Venture’s motion to amend the judgment against Wherify California to extend the levy to include Wherify. It is management’s assessment that a potential liability against Wherify California of an amount up to $1.7 million exists. Therefore, the Company has accrued an amount of $1.7 million.

Lariviere, et al. v. I.Q. Biometrix, Inc., a Delaware Corporation, et al.

On August 5, 2005, plaintiffs Sylvie Lariviere, Robert Rios, Toni Lange, Fernand Beland, Frederic Serre and Roland Vroye, filed their first amended complaint against I.Q. Biometrix, Inc., a Delaware corporation, in Fresno County Superior Court, State of California. Plaintiffs’ complaint alleges causes of action for breach of contract and fraud for a failure to issue stock options pursuant to an alleged oral and/or written agreement. The complaint seeks to recover damages, including punitive damages, and/or an award of stock options. On October 25, 2005, Wherify demurred on behalf of itself, Greg Micek and William Scigliano and on January 4, 2005, the demurrer was sustained on several grounds. This matter has been set for trial on August 28, 2007. The Company’s management feels that a reasonable estimate for potential liability for the company is somewhere within a range of $0 to $500,000. Management of the Company has also determined that no amount within that range is a better estimate of a potential liability than any other amount. Therefore, no amount has been set aside for this contingent liability.

Westport Office Park, LLC v. Wherify Wireless, Inc, a California Corporation

On January 5, 2007, Westport Office Park, LLC ("Westport") notified Wherify Wireless, Inc. (“Wherify”) that it had filed a Stipulation and Agreement it had entered into with Wherify California Inc., (“Wherify California”) a wholly-owned subsidiary of Wherify, in San Mateo Superior Court (“Court”). The Stipulation and Agreement contains a Confession of Judgment relating to an unlawful detainer action filed by Westport against Wherify California. Upon entry by the Court, the judgment will terminate Wherify California's right to possession of the premises located at 2000 Bridge Parkway, Suite 201, Redwood City, California, consisting of approximately 25,690 square feet on the second floor of the building. This facility has served as Wherify’s principal office. The unlawful detainer action and Stipulation and Agreement was a consequence of Wherify California’s failure to make its past and current lease payments plus other related obligations as a result of Wherify's financial difficulties and the ongoing nature of its current fund raising activities. Base rent charges was $126,072 per month. The lease commenced on September 3, 1999 and was scheduled to terminate on or about September 3, 2009. The complaint sought a judgment for possession of certain leased premises occupied by Wherify California as its principal offices in favor of Westport, approximately $1.4 million in then outstanding amounts due and owing under the terms of the lease, and certain other amounts deemed owed. Wherify California answered Westport’s complaint on January 17, 2007 by vacating from the leased premises. The Company has paid $0.3 million and accrued an amount of approximately $1.1 million pending resolution of this matter.

On March 30, 2007, Westport Office Park recorded a judgment lien with the United States Patent and Trademark Office on a utility patent application and a design patent held in name of the Company's California subsidiary, Wherify Wireless, Inc., a California corporation. Specifically, U.S. Patent Application 11/126,827 and U.S. Design Patent D526985. Generally, the appropriate means to remove a judgment lien would be to pay the amount due to the creditor. The Company has not determined at this time whether the lien was properly recorded, and intends to take all legal actions appropriate to restore good title to the utility patent application and the design patent. The Company is still assessing the impact if any of the judgment lien.

Baystar Capital II, L.P. v. Wherify Wireless, Inc. et al

On March 2, 2007 Baystar Capital II, L.P. ("Baystar") filed suit against Wherify Wireless, Inc. in Marin County Superior Court, State of California. Plaintiff's complaint alleges various causes of action relating to an alleged breach of a stock purchase agreement entered between the parties in early 2005. Plaintiff essentially sought damages arising from an alleged failure to provide stock certificates by an agreed upon date. The parties entered into a final and binding agreement on or about May 4, 2007 in which Wherify paid Baystar $75,000.

Fixture Hardware Co. v. Wherify Wireless, Inc.

On or about April 25, 2007, Fixture Hardware Co. filed a complaint against Wherify Wireless, Inc. in the United States District Court for the Northern District of Illinois. Plaintiff claims breach of a purchase agreement related to product display stands made available to Wherify under the agreement. Plaintiff seeks damages in the approximate amount of $245,000. Wherify recently received service of the complaint and is still reviewing its legal options.

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

NOTE 7 - SUBSEQUENT EVENTS

On April 11, 2007 the Purchaser partially exercised the Option see Note 4 by delivering $4,585,600 to Wherify in exchange for 5,732 shares of Preferred Stock. Taking into account the placement agent commission of $459,000.00 and other placement expenses, Wherify received net cash proceeds of approximately $4,000,000.

Subsequently, on April 18, 2007, the Purchaser exercised the remainder of the Option by delivering $1,414,400 to Wherify in exchange for 1,768 shares of Preferred Stock. Taking into account the placement agent commission of $141,440 and other placement expenses, Wherify received net cash proceeds of approximately $1,270,000.

On February 2, 2007, Wherify Wireless, Inc. (the “Company”) and Cornell Capital Partners, LP (“Cornell”) entered into a Letter Agreement (the “Agreement”). Pursuant to the Agreement, Cornell conditionally agreed to refrain from declaring the 7% secured convertible debentures issued on March 10, 2006 and the 7% secured convertible debentures issued on March 14, 2006, (together, the “Debentures”) in default and forebear from acceleration of its right of repayment of the Debentures for 120 days.

In addition Cornell conditionally agreed to make the following amendments to the Debentures: (i) waive all known defaults of the Company that exist as of the closing date of the Financing (defined below) and agreed not to accelerate the repayment of the Debentures, as amended, any time prior to eight months after the effective date of these amendments (the “Payment Date”), (ii) extend the maturity date to February 1, 2009; (iii) modify the interest rate to 8% payable monthly in arrears beginning on the Payment Date; when due the interest may be paid in cash or capitalized and added to the principal amount of the Debenture, at the option of the Company; (iv) the Company will be required to make monthly amortization payments under the Debentures in the principal amount of $200,000 per month beginning on the Payment Date; (v) the conversion price will be amended to a fixed conversion price of $0.25 with certain anti-dilution provisions; (vi) Cornell will not convert any portion of the Debenture into an excess of 800,000 shares of common stock in any month unless at any time during such month the stock price is greater than $0.35 per share; (vii) the Company may make early redemptions of the amended Debentures at any time and without any additional penalty or premium provided that the Company provides Cornell with advance notice, waives the conversion restriction set forth in (vi) above and raises the conversion cap from 4.99% to 9.99%.

In addition, Cornell conditionally agreed to cancel warrants to purchase 15,500,000 shares of common stock and retain the remaining warrants to purchase 7,000,000 shares of common stock. Cornell conditionally agreed to exercise the retained warrants on a cash basis so long as the shares underlying the warrants are subject to an effective registration statement at the time of exercise and no event of default under the Debentures has occurred.

All the amendments agreed to on February 2, 2007 and described above were conditioned upon the closing of a successful financing by the Company which results in raising net proceeds to the Company of at least $4.5 million by June 2, 2007 (the “Financing”).

On April 11, 2007, the Company closed an equity financing meeting the conditions of the Financing required by Cornell under the Agreement. As a result, Cornell waived all known defaults of the Company that existed as of April 11, 2007 and agreed to not accelerate the repayment of the Debentures, as amended, any time prior to December 11, 2007. In addition, all of the above described amendments became effective as of April 11, 2007.

On April 18, 2007, the Company entered into a sublease agreement with Sling Media for a sublease of office space at 901 Mariners Island Boulevard, San Mateo, California. The office space of approximately 7,000 square feet will be used as the Company’s headquarters. The Company will pay a monthly rent of $13,790. The sublease term ends on May 26, 2008.

Item 2. Management’s Discussion and Analysis

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

The Company launched its North American wireless location services in October 2006. The Company’s North American subscribers’ rate plan include a feature whereby a subscriber’s monthly usage is automatically charged at the most advantageous rate plan then in effect for the minutes used. For prepaid plans, the Company defers revenue based on an estimate of the portion of unused minutes expected to be utilized prior to expiration. As the Company lacks historical subscriber usage patterns for its specialized services, the Company must apply judgment to estimate the number of unused minutes to be utilized, as well as those which are likely to expire or be forfeited. No deferral of revenue is recorded for the minutes expected to expire or be forfeited, as no future performance is expected to be required by the Company, nor is there any obligation to refund or redeem for value the expired minutes. The balance of the deferred phone sales and activation fees as of March 31, 2007 and June 30, 2006 was $193,114 and $0, respectively, and has been included in deferred revenue in the consolidated balance sheets. When available, revenues for enhanced services and optional features would be recognized as earned. Service revenues also include billings to our subscribers for Universal Service Fund (USF) and other regulatory fees.

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

3. Liquidity and Capital Resources

We have incurred operating losses from continuing operations of approximately $11.2 million during the nine months ended March 31, 2007 and $73.1 million during the nine months ended March 31, 2006. For the nine months ended March 31, 2007 net losses from continuing operations were approximately $15.2 million and approximately $78.1 million during the comparable nine months ended March 31, 2006. Net cash used for operating activities during the nine months ended March 31, 2007 was approximately $7.2 million and approximately $8.4 million was used during the comparable nine months ended March 31, 2006. We have an accumulated deficit of approximately $151.8 million as of March 31, 2007. These conditions, among others, raise questions about our ability to fund our cash requirements from operations in the future or to continue operations as a going-concern.

As of March 31, 2007, Wherify had cash and cash equivalents of approximately $36 thousand, restricted certificates of deposit of approximately $9 thousand, which are being utilized as collateral to support our obligations under a letter of credit related to our contract manufacturer, trade accounts receivable of approximately $0.3 million, inventory of approximately $2.3 million, other current assets of approximately $0.4 million, current liabilities of approximately $15.8 million (excluding the non-cash portion of fair value of derivatives of approximately $5.2 million and approximately $3.1 million in past due rent obligations to our former landlord) and deferred revenue of approximately $0.2 million. Wherify also has a liability related to the non-current payable portion of the convertible debenture of approximately $2.5 million. The net decrease in cash and cash equivalents during the nine months ended March 31, 2007 is primarily due to net cash used in operating activities of approximately $7.2 million, partly offset by receiving proceeds of approximately $4.0 million from the issuance of common shares, proceeds from convertible note payable of $1.2 million, plus the use of restricted certificates of deposit of approximately $1.3 million. Our average net cash used in operations during the nine months ended March 31, 2007 was approximately $0.8 million per month as compared to approximately $0.9 million per month in the prior year period.

Prior Financing and Status

We have financed our operations through private borrowings and private offerings of securities, including debt.

Private borrowings

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

On January 5, 2007, Wherify borrowed $100,000 from Timothy J. Neher, a director of Wherify, and issued to Mr. Neher a promissory note pursuant to which we agreed to pay principal plus any lending costs incurred by Mr. Neher in making such a loan, and if not repaid within 20 days to pay interest on the outstanding amount at a rate of 7.5% per annum, and to repay the outstanding amount and any accrued and unpaid interest on demand. These debt obligation has been repaid.

On January 22, 2007, Wherify Wireless, Inc. we borrowed $58,000, $29,000 and $29,000 from Timothy J. Neher, Wade Fenn, and W. Douglas Hajjar, each a director of Wherify respectively and issued to Messrs. Neher, Fenn and Hajjar promissory notes pursuant to which we agreed to pay their principal plus any lending costs incurred in connection with making these loans and, if not repaid within 20 days, to pay interest on the outstanding amount at a rate of 7.5% per annum, and to repay the outstanding amount and any accrued and unpaid interest on demand. These debt obligations have been repaid.

On March 16, 2007, we borrowed $35,000 from W. Douglas Hajjar, a Director of Wherify, and $10,000 from each of Wade Fenn, Dr. Neil Morris, and Daniel McKelvey, each a director of Wherify, and issued to Messrs. Hajjar, Fenn, Morris, and McKelvey promissory notes pursuant to which we agreed to pay their principal plus any lending costs incurred in connection with making such loans to Wherify, and, if not repaid within 20 days, to pay interest on the outstanding amount at a rate of 7.5% per annum, and to repay the outstanding amount and any accrued and unpaid interest on demand. These debt obligations have been repaid.

On March 30, 2007, Wherify borrowed $100,000 from W. Douglas Hajjar and $10,000 from Wade Fenn, both directors of Wherify. Also, as previously agreed to on March 30, 2007, on April 2, 2007 we borrowed $20,000 from each of Dr. Neil Morris and Daniel McKelvey, both directors of Wherify. In return, Wherify issued to Messrs. Hajjar, Fenn, Morris, and McKelvey promissory notes pursuant to which Wherify agreed to pay their principal plus any lending costs incurred in connection with making such loans to Wherify, and, if not repaid within 20 days, to pay interest on the outstanding amount at a rate of 7.5% per annum, and to repay the outstanding amount and any accrued and unpaid interest on demand. These debt obligations have been repaid. In connection with the issuance of the promissory notes described above, on March 30, 2007 Wherify’s Board of Directors approved the issuance of warrants to purchase Wherify’s common stock to the following Directors, in the following amounts: (i) Douglas Hajjar, warrant to purchase 500,000 shares of Common Stock, (ii) Dr. Neil Morris and Daniel McKelvey, each a warrant to purchase 100,000 shares of Common Stock, (iii) Wade Fenn, a warrant to purchase 50,000 shares of Common Stock. The Warrants will have a term of five years and an exercise price of $0.20.

Direct offering closed

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

Terminated offering of debentures, warrants, and standby equity financing

Between March 10, 2006 and March 14, 2006, we received a total of $4.6 million (after deduction of fees) from the issuance of convertible debentures and warrants to Cornell Capital Partners. Also, on March 10, 2006 we entered into a standby equity line financing that enabled us to periodically issue and sell to Cornell Capital Partners shares of common stock up to a total purchase price of $40 million for a period of two years after a registration statement became effective governing the resale of the shares. On June 5, 2006 we filed a registration statement with the Securities and Exchange Commission (File No. 333--134718) to register 9,023,201 shares of our common stock, including shares underlying the convertible debentures and warrant and up to 2,200,000 shares issuable under the standby equity line financing.

On November 1, 2006 we entered into an agreement that allowed for the complete buy-out of the debenture obligation to Cornell Capital Partners and the cancellation of all but 5 million warrants under these agreements if the buy-out terms were completed by January 31, 2007, as amended. On February 2, 2007 we announced a revision to the November 1, 2006 Cornell Capital Partners agreement wherein certain amendments extending and modifying the terms of the convertible debentures, including the cancellation of all but 7 million warrants, were made contingent on the Company closing on new financing of at least $4.5 million within 120 days of February 2, 2007. On April 11, 2007, we closed the equity financing described below meeting the conditions of the financing required by the Cornell Capital Partners February 2, 2007 revised agreement. As a result, Cornell Capital Partners waived all known defaults that existed as of April 11, 2007 and agreed to not accelerate the repayment of the convertible debentures, as amended, any time prior to December 11, 2007.

As revised and presently structured, the convertible debentures now have a maturity date of February 1, 2009 at an interest rate of 8% payable monthly in arrears beginning October 2, 2007. When due, the interest may be paid in cash or capitalized and added to the principal amount of the amended debenture at our option. We also are required to make monthly amortization payments under the debentures in the principal amount of $200,000 per month beginning October 2, 2007. The conversion price of the debentures now is fixed at $0.25 with certain anti-dilution provisions, however Cornell Capital Partners will not convert any portion of the debenture into an excess of 800,000 shares of common stock in any month unless at any time during that month our stock price is greater than $0.35 per share. We may make early redemptions of the amended debentures at any time and without any additional penalty or premium provided that we provide Cornell Capital Partners with advance notice, waive the 8000,000 share conversion restriction set forth above, and raise the conversion cap from 4.99% to 9.99%.

On November 8, 2006, we terminated the public offering and withdrew the registration statement governing the shares held by Cornell Capital Partners underlying the convertible debentures, warrants, and related standby equity line financing.

Offering of convertible note, option, and convertible preferred stock

On February 22, 2007, Wherify entered into a private placement and sold $1,200,000 aggregate principal amount of a 10% Senior Convertible Promissory Note (the “Note”) pursuant to the terms of a concurrently dated Securities Purchase and Option Agreement (the “Agreement”) among Wherify and a private entity (the “Purchaser”). The Note is due on February 15, 2008, or earlier in the event by Wherify of a merger, business combination, or sale of substantially all its assets. The Note is convertible into common stock at $0.10 per share, or into certain preferred stock in connection with the option described below. In connection with the sale of the Note, Wherify issued a five year warrant (the “Warrant”) to purchase Three Million (3,000,000) shares of common stock at an exercise price of $0.10 per share. Also under the terms of the Agreement, Wherify granted the placement agent a five year warrant to purchase Three Million (3,000,000) shares of common stock at an exercise price of $0.10 per share. Taking into account the placement agent commission of $120,000 and other placement expenses, Wherify received net cash proceeds of approximately $1,000.000. Wherify has and will continue to use the proceeds for general working capital purposes and to retire outstanding debt obligations.

Further under the Agreement, Wherify issued to the Purchaser an option (the “Option”) to purchase an aggregate up to $7,500,000 stated value of Series A Convertible Preferred Stock (the “Preferred Stock”). The Option was exercisable at a 20% discount price to the face amount of the Preferred Stock by either full or partial exercise. Specifically, the Purchaser was able to exercise the Option in full by delivering to Wherify $6,000,000 gross cash proceeds less any amount of the Note the Purchaser elected to exchange. Alternatively, the Purchaser was able to exercise the Option in part by delivering to Wherify at least $4,500,000 gross cash proceeds plus any amount of the Note the Purchaser elects to exchange at a ratio of $1.25 principal amount of the Preferred Stock for every $1.00 of Notes exchanged. The Option was scheduled to expire June 2, 2007.

On April 11, 2007 the Purchaser partially exercised the Option by delivering $4,585,600 to Wherify in exchange for 5,732 shares of Preferred Stock. Taking into account the placement agent commission of $459,000.00 and other placement expenses, Wherify received net cash proceeds of approximately $4,000,000. Wherify has and will continue to use the proceeds for general working capital purposes and to retire outstanding debt obligations.

Subsequently, on April 18, 2007, the Purchaser exercised the remainder of the Option by delivering $1,414,400 to Wherify in exchange for 1,768 shares of Preferred Stock. Taking into account the placement agent commission of $141,440 and other placement expenses, Wherify received net cash proceeds of approximately $1,270,000. Wherify has and will continue to use the proceeds for general working capital purposes and to retire outstanding debt obligations.

The Preferred Stock issued as a result of the exercise of the Option possesses both an optional and mandatory conversion feature which converts Preferred Stock into a number of shares of common stock determined by dividing the Face Amount of the Preferred Stock by $0.125. The conversion price of the Preferred Stock is subject to adjustment in routine circumstances.

The holders of the Preferred Stock are entitled to receive cumulative quarterly dividends at the rate of ten percent (10%) payable in cash or in Preferred Stock on each outstanding share of the Preferred Stock. The Preferred Stock has voting rights on a converted basis of one vote per conversion share.

Current and Future Outlook

Wherify currently does not have any credit facility available to it. Wherify has financed its operations to date primarily through the issuance of an aggregate of approximately 72 million shares of common stock and convertible debentures. There are “going concern” paragraphs in Wherify’s auditor’s reports for the fiscal years ended June 30, 2006 and 2005. We continue in the process of locating financing sources to meet our financing needs and to provide us greater flexibility and certainty with respect to our financing needs. Adequate funds may not be available on terms acceptable to us. If additional funds are raised through the issuance of equity securities, dilution to existing stockholders may result. If funding is insufficient at any time in the future, we may be unable to produce, develop, market or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our financial position, results of operations and cash flows, or we may be unable to continue operations. We have no capital leases or material commitments for capital expenditures and there are no anticipated capital leases or material capital expenditures that are reasonably expected to have a material impact on us. As of February 6, 2007, we were eight months in arrears with our rent payments to our current landlord, and on January 5, 2007, the landlord filed an Entry of Stipulation and Agreement against Wherify Wireless, Inc, a California Corporation. The complaint sought a judgment for possession of certain leased premises occupied by Wherify California as its principal offices in favor of the landlord, approximately $1.4 million in then outstanding amounts due and owing under the terms of the lease, and certain other amounts deemed owed. Wherify California answered the landlord’s complaint on January 17, 2007 by vacating from the leased premises. The Company has accrued an amount of approximately $1.1 million pending resolution of this matter and has paid $0.3 million in rent. On April 18, 2007, the Company entered into a sublease agreement with Sling Media for a sublease of office space at 901 Mariners Island Boulevard, San Mateo, California. The office space of approximately 7,000 square feet will be used as the Company’s headquarters. The Company will pay a monthly rent of $13,790. The sublease term ends on May 26, 2008.

We expect operating losses and negative operating cash flows to continue for at least the next nine-to-twelve months on the assumption that we continue on our business plan to successfully launch our WherifoneTM and WheriFindTM products in both North America and internationally during 2007. We launched WherifoneTM retail sales in North America with Toys R Us nationwide in all 660 Toys R Us retail locations on October 1, 2006 and with Sharper Image retail locations on March 15, 2007. Dates for launch of our WherifoneTM product in the various markets are contingent on a number of factors, including establishing a distribution agreement in that country or territory with a qualified distributor, signing-up a carrier to support the subsequent subscribers using our patented GPS-enabled locator services, arranging to produce adequate numbers of WherifoneTM products through our contract manufacturer, and the market’s general acceptance of our WherifoneTM product in a highly competitive and evolving marketplace for GPS-enabled locator services, including through cell phone-like devices. During this time leading up to new product launches we expect our operating costs to increase because of expected new product launch expenses not previously incurred that are related to new product brand development, marketing and other promotional activities; targeted increases in personnel to support our critical new product launch activities; the expansion of our billing and collections infrastructure and customer support services concurrent with our growth in new product sales and subscriber sign-ups; strategic relationship development with our distributors and resellers; and the working capital requirements needed to initially fill our WherifoneTM product pipeline from our contract manufacturer to our final customers. We announced our new WheriFindTM  asset location device at the January 2007 Consumer Electronics Show in Las Vegas, and are currently pursuing various global opportunities to market this product and service.

As of May 2, 2007, Wherify had cash and cash equivalents of approximately $3.9 million and restricted certificates of deposit of approximately $9 thousand. We are currently operating at modest levels until new financing can be obtained, as the financing received is not adequate to fund our business plan for the following twelve months and to self-sufficiency from ongoing operating cash flow.

Even with successfully raising new financing, our expected capital resources will not be sufficient to fund our planned operations during the upcoming twelve month period. We intend to fund our future operations with a combination of public and private offerings of common stock and proceeds from operations. Further, during the first quarter of calendar 2007 product sales have begun to provide cash, and the subscriber services have also started to contribute to our ongoing funding requirements. Neither product sales nor subscriber services are expected to make significant contributions to our funding requirements until early calendar 2008. As a result we are dependent on successfully closing new financing immediately to continue our operations, and in the meantime we are carefully controlling our spending. We anticipate that to reach profitability will require at least one additional public funding round beyond our immediate new financing efforts. As part of our WherifoneTM product launch plan, as commenced in North America on October 1, 2006, we are managing company funds that specifically allocates resources to those activities that in the judgment of management best support the success of our product and services launches in North America and internationally. There is no assurance that our Wherify product and services will launch as expected over the next twelve months, or if launched that they will achieve the market success we have targeted. We anticipate that the amount of funding necessary for the company to implement our business plan during the next twelve-month period is expected to range from between $16 million to $21 million, and based on our projected cash used in operations of approximately $0.8 million per month, comprised of human resources costs of approximately $0.3 million per month, occupancy costs of approximately $30 thousand per month, monthly payments on debentures of approximately $0.2 million to recommence in December 2007, payment plans requirements on our outstanding accounts payables ranging between $0.1 million to $0.2 million per month, plus our expected growth in spending to support our critical new product launch activities, our billings and collections infrastructure and customer support services requirements over the next six to twelve months of approximately $0.1 to $0.3 million per month once initiated, and one time costs to catch up on past due rent and other asserted obligations of approximately $1.1 million, cash outlays to fund our contract manufacturing pipeline of between $3.0 million to $4.5 million, costs associated with the purchase of manufactured product from our contract manufacturer, and cash outlays to address the costs of new product launches of approximately $0.9 million including brand development, promotional activities, advertising and marketing costs. Concurrent with our ongoing North American product launches we expect to maintain our customer services support and technical infrastructure that supports our GPS-enabled location service centers, which could add up to another $0.2 million per month of costs over time.

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

Management is currently working to achieve financing to address our current financial difficulties. Management recognizes the need for additional funding beyond the immediate efforts to achieve new financing and will be taking those steps to prepare for future public and private financing rounds as soon as practical with the services of an investment banker. Adequate funds may not be available, and if available may not be available on terms acceptable to us. If additional funds are raised through the issuance of equity securities, dilution to existing stockholders may result. If funding continues to be insufficient we may be unable to successfully launch our WherifoneTM or WheriFindTM products and subscriber services in the North American or international markets, develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, or meet our current obligations, any of which could have a material adverse effect on our financial position, results of operations and cash flows. In the event that funding remains insufficient now or at any time in the future the company will be forced to take significant steps to curtail on-going spending, including but not limited to the elimination of some or all of our operations and any or all plans for expansion of operations.

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

5. Results of Operations for the Quarter Ended March 31, 2007

Quarter ended March 31, 2007 compared to quarter ended March 31, 2006

Sales revenues for the quarter ended March 31, 2007 were $135,335 as compared to $25,181 of net revenues for the quarter ended March 31, 2006. The quarter ended March 31, 2007 included domestic WherifoneTM product sales and subscription services of $105,381 following our October 1, 2006 launch of the WherifoneTM in North America, and $29,954 of ongoing sales related to the FACES products. Revenues in the quarter ended March 31, 2006 were primarily generated by the ongoing sales of FACES products.

Operating expenses for the quarter ended March 31, 2007 were approximately $2.7 million as compared to approximately $2.6 million for the quarter ended March 31, 2006.

Research and development expenses increased by approximately $0.1 million from $0.2 million in the quarter ended March 31, 2006 to $0.3 million in the quarter ended March 31, 2007. The lower costs in the prior year’s period are primarily due to a $0.3 million credit adjustment related to the manufacturing of the early prototype production of the GPS locator phones, partially offset by $0.2 million lower salaries in the quarter ended March 31, 2007.

General and administrative expenses, excluding rent, amortization and depreciation expenses, increased by approximately $0.3 million from approximately $1.9 million in the quarter ended March 31, 2006 to approximately $2.2 million in the quarter ended March 31, 2007. The increase in these expenses is due primarily to higher marketing expenses related to the product launch of WherifoneTM.

Amortization and depreciation expense decreased by approximately $0.1 million from the prior year period due to the write-off of intangibles during our fiscal 2006 fourth quarter.

Other income and expense changed by approximately $6.4 million from the prior year period amount primarily due to the approximately $6.9 million credit due to the accounting affect of remeasurement of the change in fair value of the convertible debentures and warrants issued during March 2006, in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. In addition, interest expense increased by approximately $0.5 million primarily due to interest expense charges related to the convertible debentures of $5.0 million issued in March 2006 and to the notes payable of $2.0 million issued in February 2006 and June 2006.

6. Results of Operations for the Nine Months Ended March 31, 2007

Nine months ended March 31, 2007 compared to the Nine months ended March 31, 2006

Sales revenue for the nine months ended March 31, 2007 were $644,115 as compared to $125,180 of sales revenue for the nine months ended March 31, 2006. The nine months ended March 31, 2007 included domestic and international WherifoneTM product sales and subscription services of $513,375 including our October 1, 2006 launch of the WherifoneTM in North America, and $130,740 of ongoing sales related to the FACES products. Revenues in the nine months ended March 31, 2006 were primarily generated by the ongoing sales of FACES products.

Operating expenses for the nine months ended March 31, 2007 were approximately $11.8 million as compared to approximately $73.2 million for the nine months ended March 31, 2006. The decrease in expenses is primarily due to an approximately $64.3 million goodwill impairment, partially offset by an approximately $2.9 million increase in general and administrative expenses in the nine months ended March 31, 2007.

Research and development expenses increased by approximately $0.1 million during the nine months ended March 31, 2007 from $0.9 million in the nine months ended March 31, 2006. The increase in expenses is due primarily to the product launch of WherifoneTM.

General and administrative expenses, excluding rent, amortization and depreciation expenses, increased by approximately $2.9 million from approximately $6.3 million in the nine months ended March 31, 2006 to approximately $9.2 million in the nine months ended March 31, 2007. The increase in these expenses is due primarily to approximately $1.3 of inventory adjustment, $0.4 million stock option non-cash expense related to the implementation of SFAS 123R, approximately $0.6 million write-off of capitalized legal and audit costs related to the SEDA financing, approximately $0.4 million of implementation cost for the new billing system and customer service management, approximately $1.2 million of higher salaries expense, marketing and government filings expenses related to the product launch of WherifoneTM, partially offset by approximately $1.0 million in lower legal fees that were associated with the merger in the quarter ended September 30, 2005.

Amortization and depreciation expense decreased by approximately $0.4 million from the prior year period due to the write-off of intangibles during our fiscal 2006 fourth quarter.

Other income and expense changed by approximately $1.0 million from the prior year period amount primarily due to a decrease of approximately $2.5 million charge due to the accounting affect of remeasurement of the change in fair value of the convertible debentures and warrants issued during March 2006, in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. In addition, interest expense increased by approximately $1.5 million primarily due to interest expense charges related to the secured debentures of $5.0 million issued in March 2006 and to the notes payable of $2.0 million issued in February and June 2006.

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

Risks Related to Our Business

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

We Currently Lack Liquidity and Have Limited Revenues and Both Wherify and Wherify California Had Going-Concern Qualifications in Their Most Recent Audit Reports

As of March 31, 2007, Wherify had cash and cash equivalents of approximately $36 thousand, restricted certificates of deposit of approximately $9 thousand, which are being utilized as collateral to support our obligations under a letter of credit related to our contract manufacturer, trade accounts receivable of approximately $0.3 million, inventory of approximately $2.3 million, other current assets of approximately $0.4 million, current liabilities of approximately $15.8 million (excluding the non-cash portion of fair value of derivatives of approximately $5.2 million and approximately $3.1 million in past due rent obligations to our former landlord) and deferred revenue of approximately $0.2 million. Wherify also has a liability related to the non-current payable portion of the convertible debenture of approximately $2.5 million. As of May 2, 2007, Wherify had cash and cash equivalents of approximately $3.9 million and restricted certificates of deposit of approximately $9 thousand. There is a going concern paragraph in Wherify’s audit reports for the respective fiscal years ended June 30, 2006 and 2005. Substantially all of our cash has been raised through capital raising transactions rather than operations. As we have limited revenues, we will need to raise additional working capital in the near future. There is no assurance that we will be able to raise additional working capital at all or on terms favorable to us. If we are unable to raise additional working capital, we will need to reduce our costs, which may require us to reduce operations, personnel and overhead, or discontinue operations.

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

Risks Related to Corporate and Stock Matters

Our ability to effectively manage our business may be inhibited because we currently lack a Chief Executive Officer, Chief Financial Officer, and President.

During and subsequent to our most recent fiscal quarter, our senior management team underwent significant changes. On February 28, 2007, our Chief Executive Officer Timothy Neher was transitioned from that role to sole Chairman of the Board of Directors. On March 12, 2007, Mark Gitter resigned his position as Chief Financial Officer. On March 15, 2007, Edna Carter became Chief Accounting Officer and Controller and assumed all responsibilities previously held by Mr. Gitter. On May 11, 2007, our President Gerald Parrick submitted his resignation effective on August 24, 2007. As a result of these management changes, we presently do not have a Chief Executive Officer, Chief Financial Officer, or President. Our remaining senior management report to the Board of Directors, with director Neil Morris as the primary liaison between the members of the Board and senior management. Our ability to achieve our financing and business goals may be impeded by the absence of key senior management persons.

Our Authorized Preferred Stock Exposes Stockholders To Certain Risks.

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, par value $.01 per share. To date, 7,500 shares of preferred stock have been issued. The authorized preferred stock constitutes what is commonly referred to as “blank check” preferred stock. This type of preferred stock allows the Board of Directors to divide the preferred stock into series, to designate each series, to fix and determine separately for each series any one or more relative rights and preferences and to issue shares of any series without further stockholder approval. Preferred stock authorized in series allows our Board of Directors to hinder or discourage an attempt to gain control of us by a merger, tender offer at a control premium price, proxy contest or otherwise. Consequently, the preferred stock could entrench our management. In addition, the market price of our common stock could be materially and adversely affected by the existence of the preferred stock.

Our Common Stock Has A Limited And Volatile Trading History.

Our common stock trades in the United States on the Over-the-Counter Electronic Bulletin Board (OTCBB). The number of shares traded daily has been extremely limited and the prices at which Wherify’s common stock has traded have fluctuated fairly widely. There can be no assurance as to the prices at which our common stock will trade in the future, although they may continue to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the following:

•	The depth and liquidity of the markets for our common stock;
•	Investor perception of us and the industry in which we operates; and
•	General economic and market conditions.

The effect that of any of the events highlighted in these Risk Factors may have on our business should they occur.

We Have The Ability And The Obligation To Issue Additional Shares Of Common Stock In The Future, And Such Future Issuance May Materially Adversely Affect Stockholders.

Wherify has various abilities and obligations to issue additional shares of common stock in the future. These abilities and obligations include the following as of April 11, 2007 (including the obligation to issue shares upon conversion of the debentures or exercise of the warrants issued to Cornell Capital Partners and Newbridge Securities Corporation, and as amended on April 11, 2007):

•	Options to purchase approximately 5.7 million shares of our common stock; and
•	Warrants and convertible debentures to purchase or acquire approximately 29.5 million shares of our common stock.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of the end of the fiscal quarter ended March 31, 2007, we carried out an evaluation, under the supervision and with the participation of Timothy Neher and Edna Carter, our principal executive officer and principal financial officer respectively, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective.

Although there were no current significant issues or control deficiencies noted by our outside auditor’s review of the preparation and reporting of our unaudited fiscal quarter ended March 31, 2007 external financial reports on this Form 10-QSB., management has determined that it currently may continue to have a significant deficiency in its ability to report external financial data reliably in accordance with generally accepted accounting principles based upon previously identified control deficiencies during fiscal 2006 as discussed below and the staffing limitations imposed by the Company on the accounting function. As a result, management believes there is more than a remote likelihood that a misstatement of the Company’s annual or interim financial statements in an amount more than inconsequential may not be prevented or detected. As a result, management has determined that the following three control deficiencies as previously identified by Malone & Bailey, PC in connection with the completion of its audit of, and the issuance of its report on, the financial statements of Wherify for the year ended June 30, 2006, may continue to exist during our fiscal quarter ended March 31, 2007 and have not yet been demonstrably remediated as of our fiscal quarter ended March 31, 2007:

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

The Company views as a serious issue its inability to conclude its disclosure controls and procedures are effective. The Company is committed to correct the prior year’s identified significant deficiency in disclosure controls and procedures and internal controls as soon as feasible. Management, in consultation with its outside auditors and other outside advisers as appropriate, is continuing its work to finish those procedures deemed necessary to resolve these three previously identified control deficiencies. Management remains encouraged by the remedial steps taken during our most recent three fiscal quarters and the ongoing improvements over disclosure controls being instituted in our accounting function including those listed below.

Changes in Internal Controls Over Financial Reporting.

During the fiscal quarter ending March 31, 2007, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II -OTHER INFORMATION

Item 1. Legal Proceedings

Venture Corporation Limited, a Singapore Corporation v. Wherify Wireless, Inc, a California Corporation

On October 15, 2004, Venture Corporation Limited, a Singapore corporation ("Venture"), filed suit against Wherify California, in the United States District Court, Central District of California. The complaint sought approximately $5 million in damages for breach of contract, fraud and common counts alleging that Wherify California failed to pay certain amounts owed for the manufacture of the children's model personal locater ("CM1"). Wherify California answered Venture's complaint on November 16, 2004 and filed a cross-complaint alleging that Venture failed to timely deliver conforming goods. A court trial concluded on November 4, 2005, and on December 27, 2005 the District Court's judgment awarding Venture approximately $1.7 million in damages (including costs) was entered. On January 26, 2006, a Notice of Appeal was filed with the United States Court of Appeals for the Ninth Circuit. Venture has commenced collection procedures. On March 20, 2007, Venture filed a motion to dismiss the appeal; Wherify California filed an opposition to the motion to dismiss on April 2, 2007.

Lariviere, et al. v. I.Q. Biometrix, Inc., a Delaware Corporation, et al.

On August 5, 2005, plaintiffs Sylvie Lariviere, Robert Rios, Toni Lange, Fernand Beland, Frederic Serre and Roland Vroye, filed their first amended complaint against I.Q. Biometrix, Inc., a Delaware corporation, in Fresno County Superior Court, State of California. Plaintiffs' complaint alleges causes of action for breach of contract and fraud for a failure to issue stock options pursuant to an alleged oral and/or written agreement. The complaint seeks to recover damages, including punitive damages, and/or an award of stock options. On October 25, 2005, Wherify demurred on behalf of itself, Greg Micek and William Scigliano and on January 4, 2005, the demurrer was sustained on several grounds and the parties subsequently began discovery. This matter has been set for trial on August 28, 2007.

Westport Office Park, LLC v. Wherify Wireless, Inc, a California Corporation

On January 5, 2007, Westport Office Park, LLC (“Westport”), filed an Entry of Stipulation and Agreement against Wherify Wireless, Inc, a California Corporation (“Wherify California”), in the Superior Court of California—San Mateo County. The complaint sought a judgment for possession of certain leased premises occupied by Wherify California as its principal offices in favor of Westport, approximately $1.1 million in then outstanding amounts due and owing under the terms of the lease, and certain other amounts deemed owed. Wherify California answered Westport’s complaint on January 17, 2007 by vacating from the leased premises. The Company has accrued an amount of approximately $1.1 million pending resolution of this matter.

On March 30, 2007, Westport Office Park recorded a judgment lien with the United States Patent and Trademark Office on two patents held in name of the Company's California subsidiary, Wherify Wireless, Inc., a California corporation. The specific patents are U.S. Patent Application 11/126,827 and U.S. Design Patent D526985. Generally, the appropriate means to remove a judgment lien would be to pay the amount due to the creditor. The Company has not determined at this time whether the lien was properly recorded, and intends to take all legal actions appropriate to restore good title to each patent. The Company is still assessing the impact if any of the judgment lien.

Baystar Capital II, L.P. v. Wherify Wireless, Inc. et al

On March 2, 2007 Baystar Capital II, L.P. ("Baystar") filed suit against Wherify Wireless, Inc. in Marin County Superior Court, State of California. Plaintiff's complaint alleges various causes of action relating to an alleged breach of a stock purchase agreement entered between the parties in early 2005. Plaintiff essentially sought damages arising from an alleged failure to provide stock certificates by an agreed upon date. The parties entered into a settlement agreement on or about May 4, 2007.

Fixture Hardware Co. v. Wherify Wireless, Inc.

On or about April 25, 2007, Fixture Hardware Co. filed a complaint against Wherify Wireless, Inc. in the United States District Court for the Northern District of Illinois. Plaintiff claims breach of a purchase agreement related to product display stands made available to Wherify under the agreement. Plaintiff seeks damages in the approximate amount of $245,000. Wherify recently received service of the complaint and is still reviewing its legal options.

Item 6. Exhibits

Exhibit No.	Description

31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHERIFY WIRELESS, INC.

Date May 21, 2007	/s/ Timothy J. Neher
Timothy J. Neher, Chairman of the Board of Directors
(Principal Executive Officer)

Date May 21, 2007	/s/ Edna Carter
Edna Carter, Chief Accounting Officer and Controller
(Principal Financial Officer)