Form 10KSB
period 2007-06-30
WHERIFY WIRELESS INC
filed 2007-11-14
CIK 1051902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007
Commission file number 0-24001

WHERIFY WIRELESS, INC.
(Name of small business issuer in its charter)

Delaware	76-0552098
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

901 Mariners Island Blvd., Suite 300
San Mateo, California 94404
Tel: (650) 524-3000
 (Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 Par Value
Title of Each Class

 Check whether issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) has filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ྑ

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer’s revenues for the fiscal year ended June 30, 2007 were $884,710

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) The aggregate market value of the voting and non-voting common equity on September 28, 2007 was approximately $9,839,833, based on the closing price of such stock of $0.115 per share on such date.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. Number of shares Common Stock, $.01 par value, outstanding as of September 28, 2007 was 75,289,793.

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

Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. References in this annual report to “we,” “us,” “or,” “the company,” or “Wherify” refer to Wherify Wireless, Inc., a Delaware corporation, and its subsidiaries, unless the content requires otherwise.

General

Wherify Wireless, Inc. (“Wherify” or the “Company”) is a pioneering developer of patented wireless location products and services for family safety and business communications. Our portfolio of intellectual property includes our proprietary integration of the US Government’s Global Positioning System (GPS) and wireless communication technologies; our patented back-end location service; the Wherifone™ GPS locator phone which provides real-time location information and lets families with pre-teens, seniors, or those with special medical needs, stay connected and in contact with each other Our name, Wherify Wireless, reflects our mission and objective: verify the location of loved ones or possessions of value through wireless technology.

On April 14, 2004, Wherify (formerly known as IQ Biometrix, Inc.), a transitory wholly owned special purpose acquisition subsidiary of Wherify, and Wherify California, Inc., a California corporation (formerly known as Wherify Wireless, Inc.) (“Wherify California”) entered into an Agreement and Plan of Merger pursuant to which the  transitory wholly owned subsidiary merged with and into Wherify California, with Wherify California surviving as a wholly owned subsidiary of Wherify. Both Wherify and Wherify California received stockholder approval for the merger at special meetings held on July 19, 2005, and the merger was closed on July 21, 2005. Subsequent to the merger, Wherify (which was then known as “IQ Biometrix, Inc.”) changed its name to “Wherify Wireless, Inc.”, and shortly thereafter Wherify California (which was then known as “Wherify Wireless, Inc.”) changed its name to “Wherify California, Inc.” Wherify was originally the result of a merger of JVWeb, Inc., a Delaware corporation, and IQ Biometrix California, Inc., a California corporation. JVWeb was incorporated on October 28, 1997. Wherify California was incorporated in and has been in existence since March of 1998, and was founded to develop products and services to compete in the wireless location-based services (“WLBS”) market.

DESCRIPTION OF OUR WIRELESS LOCATION PRODUCTS BUSINESS

General

We have developed a comprehensive, end-to-end location system, which includes both the Wherifone (cell phone) utilizing a proprietary Location Service Center (“LSC”) for communications with the Wherifone. Our tested and proven location system enables subscribers to obtain accurate location information for loved-ones or valuable property directly through the Internet or over any phone, 24 hours-a-day, seven days a week. Two-way voice communications enabled in the hand held unit will allow direct voice communication between the subscriber and a loved one or care giver.

Our product combines the power of enhanced GPS and tri-band GSM technologies. This product allows a remote user to not only “ping” the device to receive location information, but also to make a call to the device to speak directly with the device user. In addition, the device user can make direct calls through the device and also call 911 in case of emergency.

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

The Location Service Center and automatic call distribution equipment are fully equipped with an off-the-shelf database, computer and telephony call distribution and credit card billing application software. Subscriber telephony and Internet communications are routed through our-proprietary, carrier-class, and application-specific interface software.

Our product addresses the children’s, Alzheimer’s patients, seniors, disabled, and teenager markets. Following purchase and service activation, a subscriber may determine the locations of the product either by telephoning a toll-free number or through the Internet. Our hardware products are essentially enablers of our location service system. We expect that the majority of our gross margin after subscriber buildup will come from recurring service revenues. Our handheld unit retails for approximately $99.95 in the domestic market. Monthly recurring service revenues will vary based upon the selected monthly rate plans. We expect that standard rate plans will range from $14.95 to $64.95 per month.

We believe our GSM/ GPS cell phone (“Wherifone”), allows us to further penetrate the international market. This product is in production, has passed all three international GSM Industry certifications (PCS Type Certification Review Board, Full Type Approval, and Global Certification Forum) and has passed several international mobile operators final network approvals. For our next generation products, we plan to partner with strategic “market makers” who would work together with us to market and distribute specific products through their channels.

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

Our Strategy for Location Based Services Business

Our objective is to be the leading provider of wireless location services by pioneering the convergence of state-of-the-art enhanced global positioning, wireless communications and other propriety software that empowers people and businesses to locate loved-ones or personal property and bring location information to cellular and GPS devices.

As Wherify has shown with the launch of the Wherifone, there is a need for a sophisticated software platform to control the integration of location information from a GPS or cellular device and the applications required by today’s businesses and safety conscience consumers. Our future business entails not only selling the Wherifone but also licensing additional devices and applications requiring location, to utilize our Location Based Services platform.

The Wherifone is positioned as a children’s first cell phone, with the location features that a parent needs to keep tabs on their 6-14 year old child. We believe the adult demographic segments offering the greatest opportunities are Alzheimer’s patients, seniors (65+ years of age), and active adults and teens. One primary application is for “active adults”: those people who participate in recreational activities (such as boating, jogging, hiking, camping) that could put them at risk of getting lost, being injured or becoming a victim of a violent crime. Other potential users include working women, teens, and challenged adults.

Forge Strategic Relationships

Establishing and building United States and international partnerships, licensing agreements for our Location Based Services platform, and carrier relationships utilizing our technologies will facilitate efficient entry into new markets. Forging strategic partnerships including co-branding, distribution and marketing with telecommunication companies, wireless carriers, national retailers, major consumer brand companies and mass media will align our sales and marketing efforts with established sales channels. Our locators were originally designed by Flextronics, Inc., and subsequently have been updated with the latest GPS chipset and radio module technology. Jabil Circuit, Inc. is currently manufacturing the product. Jabil Circuit is a respected tier one worldwide contract manufacturer.

Leverage First Mover Advantage

We believe we are the first company to successfully design and develop a low-cost, GSM/GPS cellular phone for the consumer and business markets using existing wireless and GPS “chip” sets, networks and technologies. We believe that leveraging existing third-party, contract manufacturing, application software packages and data/call center infrastructures will minimize our costs and time-to-market.

Wireless Location Segment Products and Services

We have developed a comprehensive, miniaturized, end-to-end personal location system, which includes both a hand held locator (hardware) and a proprietary Location Service Center (software). Our tested and proven technology will enable people to obtain accurate location information for loved-ones or valuable property directly through the Internet or over any phone, 24 hours-a-day, seven days a week. Having developed the first phone with enhanced GPS with GSM technology, we plan to leverage our experience with this technology and license our location-based services (LBS) software platform for a wide variety of cellular devices and cellular applications that require location to complete their product offering. We believe our LBS software platform will be the first to serve the GSM/GPS location marketplace. By facilitating a wide range of devices and applications we believe we are in an excellent position to benefit from the emerging location-based services marketplace around the world. Our LBS platform potentially could provide location information to a wide range of devices connected through the worldwide GSM networks to Wherify’s Location Service Center. The searching party will be given the user’s exact location through the Internet via a map interface on Wherify’s web site or via one of our business partner’s applications.

  Wherify’s proprietary Location Service Center provides the complete array of back-end services to subscribers and business partners’ applications. Using the Wherifone as an example of a device using the Wherify LBS platform and the family finder as the application we can examine how the location information is provided to the client. The user experience begins with the selection of a service plan and activation of service. Customers then begin by establishing their personal pass code and configuring their Wherifone (for example by programming the five one-touch dialing buttons for out-bound calling). A subscriber can have more than one product included on his or her account, and can set up individual profiles for each product.

The subscriber initiates requests for information on their product’s location through the Internet via Wherify’s web site Wherify’s Location Service Center (“LSC”) automatically contacts the product via the local cellular communications infrastructure, requesting the product’s location. The Wherifone utilizes GSM/GPRS technology and transmits on a GSM network. The Wherifone locator utilizes tri-band GSM technology.

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

In addition to these basic location reporting capabilities, the Location Service Center also offers several additional features to subscribers:

Breadcrumbing. The subscriber is able to get a report on a series of location events through “breadcrumbing.” With this feature, the user can determine the location history of the user. Parents may want to use this feature to confirm the whereabouts of their child if he or she is in the care of a guardian and has several appointments throughout the day. To utilize this feature, the subscriber predetermines the number of locations he or she wishes to track, as well as the desired time interval between locations (i.e. Identify a total of 12 locations, one every 15 minutes). Once all locations are identified, a report will be automatically issued. The subscriber can then request a mapping of the desired locations.

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

Sales

Our Wherifone product retails for less than $100.00 in the domestic market, with monthly service plans ranging from $14.95 to $64.95. We intend to use several different sales channels for our products.

Direct Sales Channel. We continue to sell the Wherifone both directly and through our retail sales partners in the USA and through our international business partners.

Retail Sales Channel. To achieve our volume and awareness goals, our sales efforts are focused on gaining distribution through national consumer stores and various security companies, as well as regional and local retailers. Wherify intends that the Wherifone product line will be distributed through retail stores such as our nationwide distribution agreements with Toys R Us and Sharper Image.

Business Development Sales Channel. To build market share and profitability, we are working directly with international business partners. We believe these broad distribution channels, along with the retail and the direct-to-consumer channels, will create opportunities for us to pursue a diverse range of consumers globally.

Within our business-to-business channel, we also plan to target several vertical markets, such as the security market and the cellular carrier’s subscriber base. Security service firms, such as ADT, have an established base of consumers with heightened security concerns. We intend to leverage their customer base for increased market share.

Manufacturing

Presently, we outsource all assembly, testing and supply chain functions in order to reduce fixed overhead and personnel costs, thus providing flexibility in meeting market demand and to recognize economies of scale that a larger organization can provide. We contracted with Flextronics for the design and certain pre-production services of our Wherifone product line. We have contracted with Jabil Circuits, Inc. for the manufacturing of our current Wherifone product line. As of September 28, 2007 we have received approximately 22,000 units of our current GSM Wherifone product from the manufacturer, and we expect to have received a total of approximately 30,000 units of our current GSM Wherifone product from the manufacturer by the end of November 2007. Our manufacturer requires a letter of credit for the full amount of the goods prior to the commencement of any additional manufacturing.

Competition

The wireless location-based services market is a relatively new and immature industry, and we expect it to become highly competitive. There are substantial barriers to entry, but competition from existing competitors and new market entrants will intensify in the future. Current and potential competitors in our markets include, but are not limited to the following: uLocate Communications, Autodesk, and WaveMarket on the LBS platform side and, Verizon, FireFly and Disney on the phone side. All of these companies are focused on the CDMA technology.

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

We permit returns under certain limited circumstances, generally pursuant to warranties which we believe will be similar to current industry practice.

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

Intellectual Property

We rely on a combination of copyright, trademark, trade secret and other intellectual property laws, nondisclosure agreements and other protective measures to protect our proprietary rights in our wireless location products business. Our first patent in this business segment was approved by the United States Patent Office on December 7, 1998, and was issued on May 18, 1999. Additional patents have been issued on March 26, 2002 and May 14, 2002. Other patents, filed in June 2003 and March 2005, are pending as of June 30, 2007. We rely on third-party licensors and other vendors for patented hardware and/or software license rights in technology that are incorporated into and are necessary for the operation and functionality of our products.

On January 5, 2007, Westport Office Park, LLC (“Westport”), filed an Entry of Stipulation and Agreement allowing entry of a stipulated judgment ("Judgment") against Wherify Wireless, Inc, a California Corporation (“Wherify California”), in the Superior Court of California for San Mateo County.  The judgment extinguished Wherify California's right to possession of certain leased premises that Wherify California occupied as its principal offices in favor of Westport, and awarded Westport approximately $1.1 million for then-outstanding amounts due and owing under the terms of the lease and certain other owed amounts.  On January 17, 2007, Wherify California vacated the leased premises.

On March 20, 2007, Westport obtained a writ of execution to enforce the judgment against the assets of Wherify California in the amount of $1,405,485.75.  On March 30, 2007, Westport recorded a judgment lien with the United States Patent and Trademark Office on two patents held in name of Wherify California.  The specific patents are U.S. Patent Application 11/126,827 and U.S. Design Patent D526985. One appropriate means to remove a judgment lien is to pay the amount due the creditor. The Company has not, however, determined whether the lien was properly recorded and is still exploring legal options.

In addition, Westport recently undertook efforts to enforce its judgment against the assets of Wherify Delaware. Wherify Delaware is vigorously resisting these efforts. Specifically, Westport served a writ of execution on account funds that Wherify Delaware maintained at Wells Fargo Bank. On application by Wherify Delaware, the Superior Court recently ruled that the Westport judgment is limited to Wherify California only. In response to this ruling, Wherify Delaware filed a third party claim, which is scheduled for hearing on November 26, 2007, to obtain the return of the Wells Fargo accounts funds.

GENERAL

Facilities

Wherify’s headquarters is located in approximately 7,000 square feet in one facility in San Mateo, California under a sublease which expires in May 2008. Our headquarters houses all of our employees. Our lease payments are $13,790 per month. In management’s opinion, the leased premises are adequately insured.

Working Capital

As of June 30, 2007, we had cash and cash equivalents of approximately $2.1 million, inventory of approximately $2.3 million, other current assets of approximately $0.5 million and current liabilities of approximately $12.7 million, excluding the non-cash portion of fair value of derivatives of approximately $3.5 million, and approximately $3.1 million in past due rent obligations to our former landlord. We also had a liability related to the non-current payable portion of the convertible debenture of approximately $2.9 million. As of October 15, 2007, we had cash and cash equivalents of approximately $.5 million and restricted certificates of deposit of approximately $9,071.

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

On February 22, 2007, we sold a $1.2 million 10% Senior Convertible Promissory Note which was convertible into 12,000,000 shares. In connection with the issuance of the Note we issued warrants to purchase 6,000,000 shares of common stock at $.10 per share.

On April 11, 2007 and April 18, 2007 we sold an aggregate of 7,500 shares of Series A Convertible Preferred Stock convertible into 60,000,000 shares of common stock. In connection with this transaction we granted warrants to purchase 6,000,000 shares of common stock at an exercise price of $0.15 per share. As a result of these financings Wherify received net proceeds of approximately $5.27 million.

On August 1, 2007 and August 31, 2007 we sold an aggregate of 1,129 shares of Series B Convertible Adjustable Preferred Stock which is convertible into 7,056,250 shares of common stock. In connection with this transaction we granted warrants to purchase 2,469,688 shares of common stock at an exercise of a minimum of $0.16 to a maximum of $0.20 at the conversion. As of October 15, 2007 none of these warrants had been converted. As a result of these financings Wherify received net proceeds of approximately $856,000.

We intend to pursue various sources of public and private financing, including our current direct issuance of common stock, to provide us greater flexibility and certainty with respect to our financing needs.

Research and Development

The Company incurred engineering and development costs including the cost of preparing manufacturing processes up to the prototype production efforts and prior to demonstrating technical feasibility totaling $0.1 million and $1.5 million for fiscal years 2007 and 2006, respectively as such expenses are included in the Statement of Operations.

Employees

As of September 28, 2007, we employed 19 people, of whom 4 were employed in engineering and information technology, 2 in manufacturing, 5 in general administrative and finance, 3 in sales, 2 executives, 2 consultants and 1 in investor relations Of the 19 employed, 3 are part-time consultants and 16 are full-time employees. Our employees are not represented by a labor union.

RISK FACTORS

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

We Require Additional Capital In Order to Successfully Operate Our Business Which We May Not Be Able to Obtain.

We require additional capital in order to successfully operate our business. Significant additional funding will be required throughout 2007 and 2008 to continue operations. There is no guarantee that we will be able to obtain future funding or if we do obtain future funds they will be adequate to continue our operations.

Current and Future Creditor Claims May Negatively Affect Our Ability to Run Our Business Successfully

As of October 15, 2007 we had approximately $14 million in substantially past due debt and other obligations. Current and future actions of our creditors to collect these monies could negatively affect our ability to run our business. For example, one creditor has obtained a judgment against the Company’s California subsidiary, Wherify California, Inc. for approximately $1.4 million and has attached a further lien against certain of our patents that are themselves already the subject of prior liens including those issued in connection with our agreements with Cornell Capital Partners. In addition, this creditor recently undertook efforts to enforce its judgment against the assets of Wherify Delaware. Wherify Delaware is vigorously resisting these efforts. This creditor also served a writ of execution on account funds that Wherify Delaware maintained at Wells Fargo Bank. On application by Wherify Delaware, the Superior Court recently ruled that this creditor judgment is limited to Wherify California only. In response to this ruling, Wherify Delaware filed a third party claim, which is scheduled for hearing on November 26, 2007, to obtain the return of the Wells Fargo accounts funds.

Even Though The Existing Arrangements With Cornell Have Been Amended, There Is Still High Risk Relative To These Arrangements.

There is approximately $4.8 million in principal amount outstanding on the Cornell Convertible Debentures, which are secured by all the assets of the Company. If Wherify fails to generate adequate revenue and profits, or raise additional capital, of which there is no assurance, the interest and principal payments under the Cornell Debentures will not be able to be repaid on a timely basis and a failure to do so could result in Cornell foreclosing on all of the Company’s assets.

Currently, due to recent amendments, there is a moratorium on cash payment obligations, which expires in December 2007. Thereafter, the Company is obligated to pay monthly debt service as follows:

•	interest monthly in arrears at the rate of 8% per annum on the outstanding balance; and

•	monthly repayments of principal of $200,000.

In addition, Cornell, through the conversion feature of its $4.8 million aggregate principal amount of the Cornell Facility at $0.25 per share and an additional 7 million shares issuable upon exercise of warrants owned by Cornell with an exercise price of $0.25 per share, beneficially owns approximately 27 million shares, which, if converted, would represent approximately 26 % ownership of Wherify’s common stock. If Cornell converts some or all of their shares it would dilute the ownership of current stockholders.

We Are The Product Of A Merger Of Two Development Stage Companies, Have Limited Revenues And Have A Limited Operating History On Which To Evaluate Our Potential For Future Success.

On July 21, 2005, we completed a reverse triangular merger with Wherify California. At the time of the merger, and currently, Wherify and Wherify California have only limited operating histories upon which you can evaluate our business and prospects. You must consider the risks and uncertainties frequently encountered by companies in situations such as ours, including but not limited to the ability to grow and prosper and finance such growth. If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations and financial condition will be materially and adversely affected.

To date, sales of our products have been very limited. Our limited operating experience in the wireless location-based services market makes it difficult to evaluate our business. We have never achieved profitability, and we may not achieve profitability in the future. The uncertainty of our ability to execute on our business plan and the uncertainties regarding the acceptance of our products or our competition increase the risk that our value may decline.

We Currently Lack Liquidity and Have Limited Revenues and Had Going-Concern Qualifications in Our Most Recent Audit Reports

As of June 30, 2007, we had cash and cash equivalents of approximately $2.1 million, inventory of approximately $2.3 million, other current assets of approximately $0.5 million and current liabilities of approximately $12.7 million, excluding the non-cash portion of fair value of derivatives of approximately $3.5 million, and approximately $3.1 million in past due rent obligations to our former landlord. We also had a liability related to the non-current payable portion of the convertible debenture of approximately $2.9 million. As of October 15, 2007, we had cash and cash equivalents of approximately $.5 million. There is a going concern qualification in Wherify’s audit reports for the respective fiscal years ended June 30, 2007, 2006 and 2005. Substantially all of our cash has been raised through capital raising transactions rather than operations. As we have limited revenues, we will need to raise additional working capital in the near future. There is no assurance that we will be able to raise additional working capital at all or on terms favorable to us. If we are unable to raise additional working capital, we will need to reduce our costs, which may require us to reduce operations, personnel and overhead, or discontinue operations.

We Need To Raise Substantial Additional Capital, Which May Result In Substantial Dilution To Existing Stockholders.

In order to manufacture, distribute and sell our products and to execute on our business plan, we need substantial additional capital. We are currently considering possible sources of this additional capital, including raising capital through the issuance of equity securities. Although the exact amount we intend to raise has not yet been determined, we are contemplating an amount expected to be approximately $16 to 21 million. There can be no assurance that we will be able to raise sufficient additional capital at all or on terms favorable to our stockholders or us. If we issue equity securities in order to raise additional capital in the amounts currently contemplated, the stockholders will experience immediate and substantial dilution in their ownership percentage of the combined company. In addition, to raise the capital we need, we may need to issue additional shares at a discount to the then current market price. If the terms of such financing are unfavorable to us or our stockholders, the stockholders may experience substantial dilution in the net tangible book value of their stock. In addition, any new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. For example in recent months we have conducted the following financings;: (1) on February 22, 2007, we sold a $1.2 million 10% Senior Convertible Promissory Note which was convertible into 12,000,000 shares. In connection with the issuance of the Note we issued warrants to purchase 6,000,000 shares of common stock at $.10 per share; (2) on April 11, 2007 and April 18, 2007 we sold an aggregate of 7,500 shares of Series A Convertible Preferred Stock which is convertible into 60,000,000 shares of common stock. In connection with this transaction we granted warrants to purchase 6,000,000 shares of common stock at an exercise price of $0.15 per share; (3) on August 1, 2007 and August 31, 2007 we sold an aggregate of 1,129 shares of Series B Convertible Adjustable Preferred Stock which is convertible into 7,056,250 shares of common stock. In connection with this transaction we granted warrants to purchase 2,469,688 shares of common stock at an exercise price of a minimum of $0.16 per share to a maximum of $0.20 per share at the conversion. If the holder of the note and the holders of our preferred stock were to convert all of their preferred shares into common stock it would result in an increase to our outstanding stock of 79,056,250 shares, or a change of beneficial ownership of 53%, causing substantial dilution to our current common stock stockholders.

If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements all of which could have a material adverse effect on us.

We May Encounter Manufacturing Problems During the Production Process.

We have discontinued manufacturing all of our other products. The manufacture of our WherifoneTM product involves complex and precise processes, which we have subcontracted to another company. Any significant problems in manufacturing, assembling or testing of this product could delay the sales of the WherifoneTM product and have an adverse impact on our business and prospects. The willingness of manufacturers to make the product or lack of availability of manufacturing capacity may have an adverse impact on our ability to go to market, and as a result we may not be able to grow our business as we expect, and our ability to compete could be harmed, adversely affecting our business and prospects.

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

We Depend On Our Key Personnel To Manage Our Business Effectively In A Rapidly Changing Market. If We Are Unable To Retain Our Key Employees or Fail to Attract and Retain Additional Personnel, Our Business, Financial Condition And Results Of Operations Could Be Harmed.

Our future success depends to a significant degree on the skills, efforts and continued services of our executive officers and other key engineering, operations, sales, marketing and support personnel who have critical industry experience and relationships. If we were to lose the services of one or more of our key executive officers and senior management members, we may not be able to grow our business as we expect, and our ability to compete could be harmed, adversely affecting our business and prospects. Competition for these individuals is intense and there can be no assurance that we can attract, assimilate, or retain necessary personnel in the future.

Fluctuations In Our Business And Operating Results May Materially And Adversely Affect The Trading Price Of Our Common Stock

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

Competition in the wireless location services market is intense. In addition, the adoption of new technology in the communications industry likely will intensify the competition for improved wireless location technologies. The wireless location services market has historically been dominated by large companies, such as Siemens AG and LoJack Corporation. In addition, a number of other companies such as Verizon, Mattel, Digital Angel Corporation and WebTech Wireless Inc. have either announced plans for new products or have commenced selling products that are similar to our wireless location products, and new competitors are emerging to compete with Wherify’s wireless location services products. Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources may enter those markets, thereby further intensifying competition. All competitors in the wireless location services market rely on retail distributors to sell their products to consumers. Additional competitors in this market may limit the availability or interest of retail distributors to carry our wireless location services product and launch it into the market. These issues may have an adverse impact on our ability to go to market, and as a result we may not be able to grow our business as we expect, and our ability to compete could be harmed, adversely affecting our business and prospects.

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

Our principal product is manufactured to our specifications by Jabil Circuit Inc. If we encounter problems or disagreements with Jabil it would hinder our ability to fill orders for our products and could substantially harm our business. Currently we are past due on our obligations to Jabil of approximately $0.8 million and Jabil suggested that they be prepaid to continue to manufacture and deliver our product to us. We are in the final negotiations to transfer the $0.8 million liability to a new manufacturer in exchange for the rights to build future Wherifones. There is no assurance that we can do so without undue cost, expense and delay if we encounter problems with Jabil or the new manufacturer in the process.

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

Rapid Technological Change In Our Market Could Cause Our Products To Become Obsolete Or Require Us To Redesign Our Products.

We expect that our markets will be characterized by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changing customer demands and evolving industry standards, any of which can render existing products obsolete. We believe that our future success will depend in large part on our ability to develop a new location based services platform in a timely manner and on a cost effective basis. As a result of the complexities inherent in our product, major new products and product enhancements can require long development and testing periods, which may result in significant delays in the general availability of new releases or significant problems in the implementation of new releases. In addition, if we or our competitors announce or introduce new products our current or prospective customers may defer or cancel purchases of our products, which could materially adversely affect our business, operating results and financial condition. Our failure to develop successfully, on a timely and cost effective basis, new products or new product enhancements that respond to technological change, evolving industry standards or customer requirements would have a material adverse affect on our business, operating results and financial condition.

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

RISKS RELATED TO CORPORATE AND STOCK MATTERS

Our Authorized Preferred Stock Exposes Stockholders To Certain Risks.

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of “blank check” preferred stock. On April 11, 2007 and April 18, 2007 we sold an aggregate of 7,500 shares of Series A Convertible Preferred Stock and on August 1, 2007 and August 31, 2007 we sold an aggregate of 1,129 shares of Series B Convertible Adjustable Preferred Stock, which still leaves substantial amounts of authorized shares of preferred stock available for future issuance. “Blank check” preferred stock allows the Board of Directors to divide the preferred stock into series, to designate each series, to fix and determine separately for each series any one or more relative rights and preferences and to issue shares of any series without further stockholder approval. Preferred stock authorized in series allows our Board of Directors to hinder or discourage an attempt to gain control of us by a merger, tender offer at a control premium price, proxy contest or otherwise. Consequently, the preferred stock could entrench our management. In addition, the market price of our Common Stock could be materially and adversely affected by the existence of the preferred stock.

Our Common Stock Has A Limited And Volatile Trading History.

Our common stock is quoted in the United States on the Over-the-Counter Electronic Bulletin Board (OTCBB). The number of shares traded daily has been extremely limited and the prices at which the Common Stock has traded has fluctuated widely. During the fiscal year ended June 30, 2007 the closing price reported on the OTCBB for our common stock ranged from a high of $0.48 to a low of $0.10 There can be no assurance as to the volume amount of or the prices at which the Common Stock will trade in the future, although they may continue to fluctuate in volume and price significantly. Prices and trading volume for the Common Stock will be determined in the marketplace and may be influenced by many factors, including the following:

•	The depth and liquidity of the markets for the Common Stock;

•	Investor perception of us and the industry in which we operate; and

•	General economic and market conditions.

We Have The Obligation To Issue Additional Shares Of Common Stock In The Future, And Such Future Issuance May Materially Adversely Affect Stockholders.

Wherify has various obligations to issue additional shares of common stock in the future upon exercise or conversion of several of its securities, including the following as of September 28, 2007:

•	Options to purchase approximately 8,640,018 million shares of Common Stock and

•	Warrants and convertible debentures to purchase or acquire approximately 42,716,345 million shares of Common Stock.

•	Series A Convertible Preferred Stock convertible into 60,000,000 shares of common stock.

•	Series B Convertible Adjustable Preferred Stock convertible into 7,056,250 shares of common stock.

•	Senior Convertible Note convertible into 12,000,000 shares of common stock.

The options, warrants, note and convertible debentures described above permit the holders acquire shares of common stock at specified prices. These prices may be less than the then current market price of our common stock. Any shares of common stock issued pursuant to these options, warrants or convertible debentures would further dilute the percentage ownership of existing stockholders. The terms on which we could obtain additional capital during the life of these options, warrants or convertible debentures may be adversely affected because of such potential dilution. Finally, we may issue additional shares in the future other than as listed above. There are no preemptive rights in connection with the issuance of Common Stock. Thus, the percentage ownership of existing stockholders may be diluted if we issue additional shares in the future. Future issuances of additional shares could cause immediate and substantial dilution to the net tangible book value of shares of common stock issued and outstanding immediately before such transaction. Any future decrease in the net tangible book value of such issued and outstanding shares could materially and adversely affect the market value of these shares.

The Trading Price Of Our Common Stock Entails Additional Regulatory Requirements, Which May Negatively Affect Such Trading Price.

We are currently subject to the “penny stock” rules promulgated under the Securities Exchange Act. During the period(s) that our stock trades below $5.00 per share, as it currently does, trading in our common stock is subject to the requirements of the “penny stock” rules. These rules require additional disclosure by broker dealers in connection with any trades generally involving any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such rules require the delivery, before any “penny stock” transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must determine the suitability of the penny stock for the purchaser and receive the purchaser’s written consent to the transaction before sale. The additional burdens imposed upon broker dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock affected. As a consequence, the market liquidity of Wherify’s common stock could be severely limited by these regulatory requirements.

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

Item 3. Legal Proceedings.

Valpak Direct Marketing Systems, Inc. v. Wherify Wireless, Inc.

On August 3, 2007, Valpak Direct Marketing Systems, Inc, a Delaware Corporation, entered a judgment for $127,578 against Wherify Wireless, Inc. a Delaware corporation, in the United States, Superior Court of San Mateo County. This judgment was entered based upon sister-state judgment previously entered in the State of Florida Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida on May 29, 2007.

On July 24, 2007, in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida, Civil Division, a final judgment was rendered on July 24, 2007 that plaintiff - Valpak Direct Marketing Systems, Inc., 8605 Largo Lakes Dr. Largo, Florida 33773, shall recover from defendant - Wherify Wireless, Inc. the sum of $116,840 on principal plus $10,199 in prejudgment interest, for a total sum of $127,039 that shall bear interest at the rate of 7% per year. Valpak Direct Marketing Systems declined settlement discussions after July 24, 2007. On September 13, 2007 a writ of execution was issued in the Superior Court of California, San Mateo County for judgment settlement. On September 17, 2007 Valpak Direct Marketing Systems levied the Bank of America lockbox account of Wherify Wireless and received $58,406.

Golin/Harris International, Inc. v. Wherify Wireless, Inc.

On August 20,2007, Golin/Harris International, a Virginia Corporation, filed suit against Wherify Wireless, Inc. a Delaware corporation, in the United States District Court, Los Angeles Superior Court - Central District of California. The complaint sought approximately $193,435 together with court awarded interest thereon for failure by Wherify Wireless, Inc. to pay services rendered by plaintiff. There is a case management conference for November 20, 2007 in this matter. Settlement discussions continue.

CDW Corporation, Inc. v. Wherify Wireless, Inc.

On June 20, 2007, CDW Corporation , Inc, an Illinois Corporation, filed suit against Wherify Wireless, Inc., a Delaware Corporation, in the United States Circuit Court of Cook County Illinois, Municipal Department, First District of Illinois. The complaint sought approximately $26,413 plus interest and costs in accordance with the Illinois Statute for computer hardware sold to Wherify Wireless, Inc. On September 28, 2007 Wherify Wireless and CDW Corporation entered into a negotiated settlement out of court wherein Wherify will pay the settlement amount in monthly installments through September 2008.

Robert Half International v. Wherify Wireless, Inc.

On May 18, 2007, Robert Half International filed suit against Wherify Wireless, Inc. a Delaware Corporation, in the United States Superior Court, State of California, San Mateo County. The Complaint was for money due for services delivered in the amount of $21,250, plus cost of $352. On October 12, 2007, Robert Half International and Wherify reached a settlement and mutual release wherein Wherify will pay Robert Half International the settlement amount in monthly installments through August 15, 2008.

Hirose Electric USA, Inc. v. Wherify Wireless, Inc.

On May 14, 2007, Hirose Electric USA, Inc. a Corporation filed suit against Wherify Wireless, Inc. a Delaware Corporation, in the United States Superior Court, State of California, San Mateo County. The Complaint was for money due for goods sold and delivered in the amount of $62,800, plus interest on said amount at the rate of ten percent (10%) per annum from June 1, 2006; and attorney’s fees in the sum of $1,000 pursuant to the provisions of Section 1717.5. of the Civil Code. The Company is reviewing its option in this matter.

Fixture Hardware Company v. Wherify Wireless, Inc.

On June 19, 2007, Fixture Hardware Company, an Illinois Corporation, filed suit against Wherify Wireless, Inc. a Delaware Corporation, in the United States District Court, Northern District of Illinois, for non-payment by Wherify Wireless Inc. in the amount of $239,188.

On August 8, 2007, at the prove-up hearing, the Court’s judgment was entered in favor of the Plaintiff, Fixture Hardware Company in the amount of $239,188. On October 12, 2007, Fixture Hardware Co. and Wherify reached a settlement and mutual release wherein Wherify will pay Furniture Hardware Co. the settlement amount in monthly installments through September, 2008.

Lariviere, et al. v. I.Q. Biometrix, Inc., a Delaware Corporation, et al.

On August 5, 2005, plaintiffs Sylvie Lariviere, Robert Rios, Toni Lange, Fernand Beland, Frederic Serre and Roland Vroye, filed their first amended complaint against I.Q. Biometrix, Inc., a Delaware corporation, in Fresno County Superior Court, State of California. Plaintiffs' complaint alleges causes of action for breach of contract and fraud for a failure to issue stock options pursuant to an alleged oral and/or written agreement. The complaint seeks to recover damages, including punitive damages, and/or an award of stock options. On October 25, 2005, Wherify demurred on behalf of itself, Greg Micek and William Scigliano and on January 4, 2005, the demurrer was sustained on several grounds, an amended complaint was filed, and the parties subsequently began discovery. A stipulated settlement agreement was entered into on November 5, 2007, where the parties have agreed to dismiss the lawsuit and each party pay their respective legal cost in the matter.

Westport Office Park, LLC v. Wherify Wireless, Inc, a California Corporation

On January 5, 2007, Westport Office Park, LLC (“Westport”), filed an Entry of Stipulation and Agreement allowing entry of a stipulated judgment ("Judgment") against Wherify Wireless, Inc, a California Corporation (“Wherify California”), in the Superior Court of California for San Mateo County.  The judgment extinguished Wherify California's right to possession of certain leased premises that Wherify California occupied as its principal offices in favor of Westport, and awarded Westport approximately $1.1 million for then-outstanding amounts due and owing under the terms of the lease and certain other owed amounts.  On January 17, 2007, Wherify California vacated the leased premises.

On March 20, 2007, Westport obtained a writ of execution to enforce the judgment against the assets of Wherify California in the amount of $1,405,485.75.  On March 30, 2007, Westport recorded a judgment lien with the United States Patent and Trademark Office on two patents held in name of Wherify California.  The specific patents are U.S. Patent Application 11/126,827 and U.S. Design Patent D526985. One appropriate means to remove a judgment lien is to pay the amount due the creditor. The Company has not, however, determined whether the lien was properly recorded and is still exploring legal options.

In addition, Westport recently undertook efforts to enforce its judgment against the assets of Wherify Delaware. Wherify Delaware is vigorously resisting these efforts. Specifically, Westport served a writ of execution on account funds that Wherify Delaware maintained at Wells Fargo Bank. On application by Wherify Delaware, the Superior Court recently ruled that the Westport judgment is limited to Wherify California only. In response to this ruling, Wherify Delaware filed a third party claim, which is scheduled for hearing on November 26, 2007, to obtain the return of the Wells Fargo accounts funds.

Baystar Capital II, L.P. v Wherify Wireless, Inc. et al

On March 2, 2007 Baystar Capital II , L.P. (“Baystar”) filed suit against Wherify Wireless, Inc. in Marin County Superior Court, State of California. Plaintiff alleges various causes of action relating to an alleged breach of a stock purchase agreement entered between the parties in early 2005. Plaintiff essentially sought damages arising from an alleged failure to provide stock certificates by an agreed upon date. The parties entered into a final and binding agreement on or about May 4, 2007.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

PRICE OF COMMON STOCK
Our common stock is traded on the Over-the Counter Bulletin Board under the symbol “WFYW”.OB. As of September 28, 2007 we had approximately 431 holders of record of record. Presented below is the high and low bid information of our common stock for the periods indicated. The source of the following information is in MSN Money. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Common Stock
	High	Low
Fiscal Year Ending June 30, 2007
First Quarter	$0.45	$0.35
Second Quarter	$0.27	$0.21
Third Quarter	$0.19	$0.14
Fourth Quarter	$0.21	$0.17

Fiscal Year Ending June 30, 2006
First Quarter	$6.14	$2.94
Second Quarter	$3.34	$1.55
Third Quarter	$2.27	$1.40
Fourth Quarter	$2.02	$0.65

Fiscal Year Ending June 30, 2005
First Quarter	$5.04	$2.44
Second Quarter	$6.05	$1.64
Third Quarter	$6.35	$3.60
Fourth Quarter	$4.90	$2.97

On September 28, 2007, the last price of our common stock as reported on the Over- the Counter Bulletin Board was $0.12 per share. Wherify has never paid dividends, and we have no intentions of paying cash dividends in the foreseeable future.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors discussed in “Risk Factors” and elsewhere in this report.

Wherify’s auditor included a going concern paragraph in its audit report on Wherify’s financial statements for each of last two fiscal years. Wherify’s auditor has reported that Wherify has suffered net operating losses in the last two fiscal years and has a significant capital deficit that raises substantial doubt about its ability to continue as a going concern.

Introduction

On July 21, 2005, Wherify California, Inc. a California corporation (formerly known as Wherify Wireless, Inc.)(“Wherify California”) was merged with a special purpose subsidiary of Wherify (formerly known as IQ Biometrix, Inc.). As a result of the merger, Wherify California became a wholly owned subsidiary of Wherify. Accordingly, our business operations include the business operations of both Wherify California and Wherify, although as discussed below, the former business operations of Wherify, consisting primarily the sale of FACES software and related services to law enforcement agencies and the security industry is not expected to constitute a significant part of the on-going business operations of the combined company. Following is a summary of topics covered in this “Management Discussion and Analysis of Financial Conditions and Results of Operation”.

A.	Section 1 entitled “Merger” provides a general discussion regarding the merger.

B.
Section 2 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” provides a discussion and analysis of financial condition and results of operation of Wherify for the fiscal years ending June 30, 2007 and 2006.

C.	Section 3 entitled “General” includes a discussion of certain accounting policies and other matters of general applicability.

1.	Merger

As noted above, on July 21, 2005, Wherify California was merged with a transitory special purpose subsidiary of Wherify and as a result Wherify California became a wholly owned subsidiary of Wherify. Upon the completion of the merger, shareholders of Wherify California received 4.8021 shares of Wherify common stock for each share of Wherify California common or preferred stock, and Wherify California stock options were assumed by Wherify and converted into options to acquire a number of shares of Wherify common stock equal to the number of shares of Wherify California common stock underlying each such option multiplied by the exchange ratio of 4.8021. As a result, Wherify issued or reserved for the future issuance an aggregate of approximately 46 million shares of its common stock in consideration for all the outstanding shares, options and warrants issued by Wherify California, which represented approximately 78.8 % of the total number of shares of Wherify common stock calculated on a fully-diluted basis. Also subsequent to the merger, Wherify changed its name from “IQ Biometrix, Inc.” to “Wherify Wireless, Inc.” and shortly thereafter Wherify California changed its name from “Wherify Wireless, Inc.” to “Wherify California, Inc.”

The merger was treated as a reverse merger acquisition, pursuant to which Wherify California was treated as the acquirer of Wherify for financial reporting purposes. Consequently, following the consummation of the merger, the historical financial statements of Wherify California serve as the principal historical financial statements of the combined company.

Under applicable accounting rules, the purchase price of the acquisition (which is determined on the percentage of the combined company held by the pre-merger Wherify stockholders and the stock price of the combined company) is allocated to identifiable tangible and intangible assets, and then the excess of the purchase price over the amounts allocated to those assets is allocated to goodwill. During the quarter December 31, 2005, Wherify, with the assistance of a third party, completed the purchase price allocation and concluded that the value of the identifiable assets was $2.2 million and the total amount of goodwill was $67.5 million. Following the finalization of the purchase price allocation, Wherify concluded that the implied fair value of goodwill was $3.2 million resulting in an indicated impairment of $64.3 million, which was recorded by Wherify in the quarter ended September 30, 2005. As of June 30, 2006, we concluded that annual test of goodwill for impairment. As a result we determined that the carrying value of the goodwill at June 30, 2006 had become impaired and the remaining balance was written-off.

Our principal business activity consists primarily of the development and sale of wireless location products and services. The former business of Wherify, consisting primarily of the sale of security software and services, including facial composite software, to law enforcement agencies and the security industry, is not a significant part of the ongoing business operations of the combined company. Accordingly, historical financial information relating to the former business of Wherify is expected to have an only minimal significance to the future business of the combined company.

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

A.	General

Wherify Wireless, Inc. (“Wherify” or the “Company”) is a pioneering developer of patented wireless location products and services for family safety and business communications. Our portfolio of intellectual property includes our proprietary integration of the US Government’s Global Positioning System (GPS) and wireless communication technologies; our patented back-end location service; the Wherifone™ GPS locator phone which provides real-time location information and lets families with pre-teens, seniors, or those with special medical needs, stay connected and in contact with each other Our name, Wherify Wireless, reflects our mission and objective: verify the location of loved ones or possessions of value through wireless technology.

Wherify’s cost of revenues currently consists of actual manufacturing costs.

General and administrative expense includes general administrative, manufacturing, research and development, sales and marketing expenses. General administrative expense consists primarily of salaries and related expenses for executive, finance, accounting information technology, facilities and human resources personnel. Research and development expense consists primarily of salaries and related personnel expenses related to the design, development, testing and enhancement of products. Currently we are focusing attention on further development of our Wherifone product. Sales and marketing expenses consists primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support, as well as costs associated with promotional activities and related travel expenses.

B.	Liquidity and Capital Resources

Wherify has incurred operating losses from continuing operations, excluding goodwill and intangibles impairment, of approximately$17.1 million for the fiscal year ended June 30, 2007 and $12.3 million for fiscal year ended June 30, 2006. For the fiscal year ended June 30, 2007 the net losses from operations, excluding goodwill and intangibles impairment, were $17.1 million and $12.3 million during the comparable fiscal year ended June 30, 2006. Net cash used for operating activities during the fiscal years ended June 30, 2007 and 2006 was $10.0 million and $12.2 million, respectively. We have accumulated deficit of $153.7 million as of June 30, 2007. These conditions, among others, raise questions about our ability to fund our cash requirements from operations in the future or to continue operations as a going-concern.

As of June 30, 2007, Wherify had cash and cash equivalents of approximately $2.1 million, restricted cash of $9,071 being utilized to cover letters of credit for a supplier, net receivables in the amount of $0.1 million, and other non-current assets for $1.0 million. Wherify’s net cash provided by investing activities was mainly from the decrease in restricted certificates of deposit in the amount of $1.3 million.

We have financed our operations through private offerings of our common stock, preferred stock, and debt borrowings.

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

On February 22, 2007, we sold a $1.2 million 10% Senior Convertible Promissory Note which was convertible into 12,000,000 shares. In connection with the issuance of the Note we issued warrants to purchase 6,000,000 shares of common stock at $0.10 per share.

On April 11, 2007 and April 18, 2007 we sold an aggregate of 7,500 shares of Series A Convertible Preferred Stock convertible into 60,000,000 shares of common stock. In connection with this transaction we granted warrants to purchase 6,000,000 shares of common stock at a minimum exercise price of $0.16; but not greater than $0.20 at the conversion which, as of October 15, 2007, has not occurred. As a result of these financings Wherify received net proceeds of approximately $5.2 million.

On August 1, 2007 and August 31, 2007 we sold an aggregate of 1,129 shares of Series B Convertible Adjustable Preferred Stock which is convertible into 7,056,250 shares of common stock. In connection with this transaction we granted warrants to purchase 2,469,688 shares of common stock at a minimum exercise price of $0.16; but not greater than $0.20 at the conversion which, as of October 15, 2007, has not accused. As a result of these financings Wherify received net proceeds of approximately $857,000.

We intend to pursue various sources of public and private financing to provide us greater flexibility and certainty with respect to our financing needs.

Net cash used in operating activities was $10.0 million, mainly from changes in operating assets caused by: increases in accounts payable and accrued charges totaling $4.7 million, deferred revenue of $0.1 million; offset by operating losses of $17.1 million, increased inventory balance by $2.2 million, increased accounts receivable by $0.1, increased prepaid and other assets of $0.1 million; offset by depreciation charge by $2.6 million.

In order for the Company to continue operations and to properly execute the business model it has on hand, the Company has to raise money very quickly in order to cover its expenses and its obligations to creditors.

Wherify currently does not have any credit facility available to it. Wherify has financed its operations to date primarily through the issuance of shares of common and preferred stock and convertible debentures. There is going concern in auditors’ reports for the fiscal year ended June 30, 2007 and 2006. We continue in the process of locating financing sources to meet our financial needs and to provide a greater flexibility and certainty to our financing needs. Adequate funds may not be available on terms acceptable to us. If additional funds are raised through the issuance equity securities, we will need to amend our certificate of incorporation and increase the number of authorized shares of common stock. If funding is insufficient at any time in the future, we may be unable to continue the development of our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have material adverse effect on our financial position, results of operations and cash flows, or we may be unable to continue operations.

We do not have material capital leases or material commitments for capital expenditures but we have anticipated payments to note holders and contractual arrangements made to vendors and third parties for payments of services that are substantial thus impacting our cash position severely.

We expect operating losses and negative operating cash flows to continue for at least the next-nine to twelve months on the assumption that we continue our business plan to successfully sell our Wherifone product in both North America and internationally during the calendar year 2008. During October 2006, we launched our Wherifone product in the various markets are contingent on a number of factors, including establishing the distribution agreement in that country or territory with a qualified distributor, singing-up carrier to support the subsequent subscribers using our patented GPS-enabled locator services, arranging to produce adequate numbers of Wherifone through or contract manufacturer, and the market’s general acceptance of our Wherifone in a highly competitive and evolving market place for GPS-enabled locator services, including through cell phone-like devices. During this time leading up to new product launches we expect our operating costs to increase because of expected new product launch expenses not previously incurred that are related to new product brand development, marketing and other promotional activities; targeted increases in personnel to support our critical new development launch activities; the expansion of our billing and collections infrastructure and customer support services concurrent with our growth in new product sales and subscriber sign-ups, strategic relationship development with our distributors and resellers and the working capital requirements needed to initially fill out our Wherifone product pipeline from our contract manufacturer to our final customers.

During October 2006, we entered to an agreement with Toys R US on product and related subscriber services.

As of June 30, 2007, Wherify had a cash and cash equivalents totaling $2.1 million. As of October 15, 2007, we had cash and cash equivalents of approximately $0.5 million. We believe that our cash balance will be adequate to continue our current business plan into November 2007.

We require additional capital in order to successfully operate our business. Significant additional funding will be required throughout 2007 and 2008 to continue operations. There is no guarantee that we will be able to obtain future funding or if we do obtain future funds they will be adequate to continue our operations.

Results of Operations

Year Ended June 30, 2007 Compared to Year Ended June 30, 2006

Net revenues for the year ended June 30, 2007 were $884,710 and were primarily generated by Wherifone and related products of $704,202 and $180,508 for FACES. Net revenues for year ended June 30, 2006 was $154,936 and were primarily generated by the sales of FACES products.

Operating expenses for the year ended June 30, 2007 were $14.5 million versus $81.5 million for the year ended June 30, 2006. The decrease in expenses was primarily due to decrease in the goodwill impairment by $67.5 million and intangible impairment by $1.5 million recorded during the year ended June 30, 2006.

Engineering and development expenses were $0.1 million for June 30, 2007 versus $1.5 million for year ended June 30, 2006. The decrease in expenses in the year ended 2007 was primarily a result of costs associated with the product development and preparation for the product launch of Wherifone™ in the year ended 2006.

General and administrative expenses for the year ended June 30, 2007 was $10.8 million compared to $8.6 million June 30, 2006. The increases in expenses were caused by the following:

a)	Increased customer service expenses by $0.4 million;

b)	Increased marketing expenses by $1.8 million;

c)	Increased sales salaries, marketing and government filing expenses related to the product launch of Wherifone™ in North America by $0.7 million, and;

d)	Inventory adjustment of approximately $1.4 million.

Amortization and depreciation increased by $1.7 million due to the amortization of deferred financing costs related to the debt financing.

The change in fair value of derivatives were $1.6 million from prior year due mainly to the initial charge for the fair value of derivatives expense recognition related to the liability associated with the conversion provision of the convertible debentures and warrants issued during March 2006, plus the affect of the measurement of the change in fair value of such issuances as of the period ended June 30, 2007, in accordance with SFAS No. 133 “Accounting for Derivatives Instruments and Hedging Activities”.

Interest and other expense increased by approximately $1.5 million from the prior year period amount primarily due to costs and interest charges related to secured debentures of $5.0 million issued in March 2006 and for the Notes Payable issued in February and June 2006 for an aggregate total of $2.0 million. Interest expense accrued on the $2.0 million loan to-date is $257,260.

3.	General

A.	Critical Accounting Policies

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

Long-lived intangible assets consist of acquired customer lists and acquired software and software intellectual property, and development of new software products and enhancements to existing software products. Until technological feasibility is established, costs associated with software development, including costs associated with the acquisition of intellectual property relating to software development is expensed as incurred. After technological feasibility is established computer software costs that are then incurred are capitalized in accordance with the provisions of SFAS No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”. Amortization of these capitalized costs is provided using the greater of the ratio of revenues generated in the period over total future revenues of the product, or the straight-line method over the estimated market life of the related products, generally three years, commencing when the product becomes generally available to customers. For the Software Revenue Recognition. Revenue is recognized when persuasive evidence of an fiscal year ended June 30, 2007, technical feasibility and consumer availability had not yet been established for the Company’s product.

Revenue Recognition

Wherify adopted revenue recognition policies to comply with the guidance of Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, SAB Topic 13, Revenue Recognition, FASB’s Emerging Issues Task Force (“EITF”) Issue -00-21, Revenue Arrangements With Multiple Deliverables, and AICPA Statement of Position (“SOP”) 97-2, arrangement exists, the delivery and acceptance of the equipment has occurred or services have been rendered, the price is fixed or determinable, and the collectibility of payment is reasonably assured. The application of this guidance requires management to exercise judgment in evaluating these factors in light of the terms and conditions of its customer contracts and other existing facts and circumstances to determine appropriate revenue recognition. Application of 97-2 requires determining whether a software arrangement includes multiple elements, and if so, whether vendor -specific objective evidence (VSOE) of fair value exists for those elements. Change to the elements in a software arrangement, the ability to identify VSOE for those elements, the fair value of the respective elements, and changes in a product’s estimated life cycle, could materially impact the amount of earned and unearned revenue, Judgment is also required to assess whether future releases of certain software represent new products or upgrades and enhancements to existing products. Applications of EITF 00-21 requires determining whether a revenue arrangements includes multiple revenue-generating activities, such as product sale and services, and if so whether allocation of the arrangement’s consideration is required to more than one unit of accounting.

Wherify has two types of revenue: hardware revenue and subscription revenue and consists of shipped customer orders and completed services. Hardware revenue is recognized at the later of shipment date or upon satisfying contractual requirements or obligations under the sales contract, whichever is later. Subscription revenue is recognized at completion of performance. Prior to September 2006, the Company recognized revenues primarily from the sale of FACES software and subscription. Starting in September 2006 recognized revenues are primarily from the sale of wireless location devices and services. Revenues are also offset with a reserve for any price refunds and consumer rebates consistent with the EITF Issue 01-09. Accounting for Consideration Given by a Vendor to a Customer, as appropriate.

Hardware sales currently consist principally or revenues from the sale of GPS-enabled wireless location devices, primarily Wherify’s handsets plus accessories to new subscribers and to agents and other third-party distributors. The revenue and related expenses associated with the sale of wireless handsets and accessories through our indirect sales channels are recognized when the products from the sales channels are recognized when the products are delivered and accepted by the agent or third party distributor, as this is considered to be a separate earnings process from the sale of wireless services and the probability of collection is likely. Shipping and handling costs for wireless handsets sold to agents and to other third-party distributors are classified a s costs of equipment sales.

Subscription revenues are earned by providing to Wherify’s wireless GPS-enable location services network (activation revenue) and for usage of its wireless telecommunications system enhanced GPS-enabled locates (airtime revenue). Activation revenue from postpaid subscribers is billed either in advance or arrears and recognized ratably over the service period. Airtime revenue, including locates, call time, roaming revenue and long-distance revenue, is billed in arrears based on minutes of use and is recognized when the service is rendered. Prepaid airtime sold to subscribers and revenue collected from pay-in advance subscribers is recorded as deferred revenue prior to the commencement of services, and revenue is recognized when airtime is used or expires. Activation and airtime services provided are billed throughout the month according to the bill cycle in which a particular subscriber is placed. As a result of bill cycle cut-off times, the Company is required to make estimates for service revenues earned but not yet billed at the end of each month, and or advanced billings. Estimates for activation revenues are based upon the most current bill cycle revenues. Estimates for airtime revenues are based upon historical minutes of use.

The Company launched its North American wireless location services in October 2006. The Company’s North American subscribers’ rate plan include a feature whereby a subscriber’s monthly usage is automatically charged at the most advantageous rate plan then in effect for the minutes used. For prepaid plans, the Company defers revenue based on an estimate of the portion of unused minutes expected to be utilized prior to expiration. As the Company lacks historical subscriber usage patterns for its specialized services, the Company must apply judgment to estimate the number of unused minutes to be utilized, as well as those which are likely to expire or be forfeited. No deferral of revenue is recorded for the minutes expected to expire or to be forfeited, as no future performance is expected to be required by the Company, nor is there any obligation to refund or redeem for the value expired minutes. The balance of the deferred phone sales and activation fees as of December 31, 2006 and June 30, 2007 was $169,000 and $76,852 respectively, and has been included in deferred revenue in the consolidated balance sheets. When available, revenues for enhanced services and optional features would be recognized as earned. Service revenues also include billings to our subscribers for Universal Service fund (USF) and other regulatory fees.

The Company has determined that the sale of wireless services through its direct sales channels with an accompanying handset constitutes a revenue arrangement with multiple deliverables in accordance with EITF No.00-21, Accounting for Revenue Arrangements With Multiple Deliverables. The Company accounts for these arrangements as separate units of accounting, including the wireless service and handset. Arrangement consideration received for the handset is recognized as equipment sales when the handset is delivered and accepted by the subscriber. Arrangement consideration received for the wireless service is recognized a service revenues when earned. As the non-refundable, up-front activation fee charged to the subscriber does not meet the criteria as a separate unit of accounting, the Company allocates the additional arrangement consideration received from the activation fee to the handset (then delivered item) to the extent that the aggregate handset and activation fee proceeds do not exceed the fair value of the handset. Any activation fees not allocated to the handset would be deferred upon activation and recognized as service revenue on a straight-line basis over the expected customer relationship period. The Company determined that the sale of wireless services through direct channels (agents) does not constitute a revenue arrangement with multiple deliverables. For indirect channel sales, the Company continues to defer non-refundable, up-front activation fees and costs to the extent of the related revenues in accordance with SAB No. 104, Revenue Recognition. These deferred fees and costs are amortized on a straight-line basis over the estimated customer relationship period, the contract period.

Stock Based Compensation

Prior to January 1, 2006, the Company accounted for stock based compensation under Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (“FAS 123”). As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Effective January 1, 2006, the Company has adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“FAS 123R”) and applied the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified-prospective transition method. Prior periods were not restated to reflect the impact of adopting the new standard. As a result of the adoption of FAS 123R, stock-based compensation expense recognized during the six months ended June 30, 2006 includes compensation expense for all share-based payments granted on or prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant date fair vale estimated in accordance with the provisions of FAS 123R.. See Note 15 for the Company option activities during the years ended June 30, 2007 and 2006.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of it financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, the Company uses the Black-Scholes Option-pricing Model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

B.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

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

Item 7. Financial Statements and Supplementary Data.

The financial statements required to be filed pursuant to this Item 7 are appended to this Annual Report on Form 10-KSB and incorporated by reference herein.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

At the end of the period covered by this Annual Report on Form 10-KSB, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and our Chief Accounting Officer concluded that our disclosure controls and procedures were not effective to ensure that all material information required to be disclosed in this Annual Report on Form 10-KSB has been made known to them in a timely fashion. In connection with the completion of its audit of, and the issuance of its report on, our financial statements for the year ended June 30, 2007, Malone & Bailey, PC identified deficiencies that existed in the design or operation of our internal control over financial reporting that it considers to be “material weaknesses.” The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.”

The deficiencies in our internal control related to inventory observation, expense recognition, derivative instruments valuation and disclosure control deficiencies related to transactions involving stock-based compensation and income taxes. These deficiencies have been disclosed to our Board of Directors and Audit Committee Members. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. We are in the process of improving our internal control over financial reporting in an effort to remediate these deficiencies by improving supervision and increasing training of our accounting staff with respect to generally accepted accounting principles, providing additional training to our management regarding use of estimates in accordance with generally accepted accounting principles, increasing the use of contract accounting assistance, adding additional accounting personnel to assist in inventory and financial instrument valuations, and increasing the frequency of internal financial statement review.

Item 8B. Other Information.

On October 11 2007, the holders of Wherify Series A Convertible Preferred Stock gained the right to designate and elect three members to Wherify’s Board of Directors pursuant to the terms of the Certificate of Designation of Series A Convertible Preferred Stock previously filed with the Securities and Exchange Commission. The right was triggered because Wherify did not consummate a financing resulting in gross proceeds to Wherify of $5,000,000 based on an issue, conversion or exercise price of at least $0.20 per share within six months after the original issuance date of the Series A Convertible Preferred Stock.

On October 15, 2004, Venture Corporation Limited, a Singapore corporation ("Venture"), filed suit against Wherify California, in the United States District Court, Central District of California. The complaint sought approximately $5 million in damages for breach of contract, fraud and common counts alleging that Wherify California failed to pay certain amounts owed for the manufacture of the children's model personal locater ("CM1"). Wherify California answered Venture's complaint on November 16, 2004 and filed a cross-complaint alleging that Venture failed to timely deliver conforming goods. A court trial concluded on November 4, 2005, and on December 27, 2005 the District Court's judgment awarding Venture approximately $1.7 million in damages (including costs) was entered. On January 26, 2006, a Notice of Appeal was filed with the United States Court of Appeals for the Ninth Circuit. Venture has commenced collection procedures.  On March 20, 2007, Venture filed a motion to dismiss the appeal; Wherify California filed an opposition to the motion to dismiss on April 2, 2007, and the court denied the motion. On November 7, 2007 the court  dismissed the appeal by stipulation with both sides agreeing to an allocation of attorney’s fees and costs.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

The following table sets forth the names, ages and positions of our directors and executive officers:

Name	Age	Position
Vincent Sheeran	49	Director and Chief Executive Officer
Timothy J. Neher (3)	41	Chairman of the Board
Wade R. Fenn (2)	49	Director
W. Douglas Hajjar	60	Director
Daniel McKelvey (1)(2)	41	Director

(1)	Our Audit Committee consists of Mr.. McKelvey (Chairman).

(2)	Our Compensation Committee consists of Messrs. McKelvey and Fenn.

(3)	.Mr. Neher’s employment agreement with the company ended in November 2007 and will not be renewed.

Each Director will hold office until the next annual meeting of Stockholders and until his successor has been elected and qualified.

Vincent D. Sheeran, has served as the Company’s Chief Executive Officer and Director since June 2007.  From April 2002 to May 2006 Mr. Sheeran served as the President and Chief Executive Officer of UltraLink, Inc. where he was responsible for transforming the business into a well respected HRO with a growing number of services. Mr. Sheeran also orchestrated the successful sale of the company to Barring Private Equity of India. Prior to UltraLink, Mr. Sheeran worked at Epicor Software from June 1995 to September 2001 as the Senior Vice President of Worldwide Sales, where he was responsible for profit and loss for all international regions and directed the company’s overall sales efforts. During this period, Mr. Sheeran also held other senior positions at Epicor, including Senior Vice President, Marketing. Prior to Epicor, he held senior executive positions at several other growing technology firms, including Software Plus, Inc., Tesseract, and McCormack and Dodge. Mr. Sheeran holds a B.S in Management and Management Sciences from the University of South Carolina.

Timothy J. Neher, the former Chief Executive Officer of Wherify, founded Wherify California, Inc., a California corporation, in 1998 after more than a decade of experience developing and marketing new consumer products. He served as Chief Executive Officer of Wherify California from 1998 to July 2005. He served as Chief Executive Officer and a Director of the Company from July 2005 until February 2007 and as Chairman of the Board until November 2007. Prior to launching Wherify California, Mr. Neher served as the Vice President of Marketing and Sales for CTH Consumer Plastic, Inc. where he worked from 1992 to 1998. From 1988 to 1992, Mr. Neher was Vice President of Operations for Windy City Product Development. Mr. Neher’s employment agreement with the company ended in November 2007 and will not be renewed.

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

Daniel McKelvey has served as a director of the Company since August 2006, and had previously served as a director of the Company from March 2004 until July 2005. Mr. McKelvey has served as a co-founder and Managing Partner of Forté Partners, LLC. Forté Partners is a merchant banking firm based in San Francisco that focuses on investments in software, wireless communications, and broadband networking. He serves as a general partner of three partnership funds of the firm. Mr. McKelvey has also been an active entrepreneur, co-founding Forté Capital LLC based in New York, an asset management firm with over $400 million under management providing advisory services to small institutions and high net worth individuals. Mr. McKelvey served in the Capital Markets Practice for Accenture, formally Andersen Consulting, both in New York and San Francisco. He has extensive expertise in enterprise software, networking, and financial services. Mr. McKelvey was responsible for the strategic planning, development, and implementation of various equity and fixed income portfolio management, investment control, trading, settlement control, and risk management systems. Clients included The Capital Group, Goldman Sachs, and Donaldson Lufkin and Jenrette. Mr. McKelvey holds a B.S. cum laude in mathematics and computer science from the University of New Hampshire.

CORPORATE GOVERNANCE

The Company operates within a comprehensive plan of corporate governance for the purpose of defining responsibilities, setting high standards of professional and personal conduct and assuring compliance with such responsibilities and standards. In July 2002, Congress passed the Sarbanes-Oxley Act of 2002, which, among other things, establishes, or provides the basis for, a number of new corporate governance standards and disclosure requirements. The Company regularly monitors developments in the area of corporate governance.

Board of Directors

The Board of Directors consists of directors who are elected by the Company’s Stockholders, and is the ultimate decision-making body of the Company except with respect to those matters reserved to the Stockholders. The Board of Directors acts as an advisor and counselor to senior management and ultimately monitors its performance. These functions of the Board of Directors are fulfilled by the presence of directors who have a substantive knowledge of the Company’s business.

Our board of directors currently consists of the following five members: Vincent Sheeran, Timothy Neher (Mr. Neher’s employment agreement with the company ended in November 2007 and will not be renewed.), Douglas Hajjar, Wade R. Fenn and Daniel McKelvey. Mr. Fenn is an independent director as defined by the applicable American Stock Exchange rules. There are no family relationships among any of our current directors and executive officers. The number of authorized members of our board of directors is determined by resolution of our board of directors. In accordance with the terms of our amended certificate of incorporation, the number of our board of directors is currently set at six members.

Our amended and restated bylaws provide that the authorized number of directors may be changed only by resolution of our board of directors. Our board of directors has designated an audit committee and a compensation committee, and may establish other committees as it deems necessary or appropriate.

Committees of the Board of Directors

The Board of Directors has two standing committees: an Audit Committee and the Compensation Committee.

Audit Committee

Our audit committee consists of Mr. Daniel McKelvey (Chairman). Mr. McKelvey joined the Board on August 19, 2006, meets the financial literacy requirements of applicable SEC and American Stock Exchange rules, and the Board has determined that Mr. McKelvey is an “audit committee financial expert” as defined in Item 401(e) of Regulation S-K. Mr. McKelvey is not “independent” as that term is defined in applicable SEC and American Stock Exchange rules because of compensation paid to him as a consultant to the Company during the prior three years. Both our independent auditors and our internal financial personnel will regularly meet privately with and will have unrestricted access to our audit committee. Our audit committee operates pursuant to a written charter. Our audit committee charter is available on our website at www.wherifywireless.com.

Compensation Committee

The members of the Compensation Committee are Mr. Wade Fenn (Chairman), and Mr. McKelvey. The Board has determined that Mr. Fenn is independent within the meaning of applicable American Stock Exchange rules. The Compensation Committee of the Board of Directors reviews and recommends to the Board the compensation and benefits of all executive officers of the Company, including the chief executive officer, administers the Company’s stock option plan, and establishes and reviews general policies relating to the compensation and benefits of the Company’s employees and performs such other functions regarding compensations as the Board may delegate. Our Compensation Committee operates pursuant to a written charter. Our compensation committee charter is available on our website at www.wherifywireless.com.

Nominating Committee

The Company does not have a standing nominating committee. Due to the small size of its Board, the Company does not foresee the need to establish a separate nominating committee. The full Board is responsible for evaluating and recommending individuals for election or reelection to the Board, including those recommendations submitted by Stockholders. Currently, the independent director of the Board (within the meaning of applicable American Stock Exchange rules) is Mr. Fenn.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers and directors, and persons who own more than 10% of the Company’s Common Stock to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission (the “SEC”). Such executive officers, directors and 10% Stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely on information provided to Wherify, Wherify believes that during the last fiscal year, the following reports required by Section 16(a) of the Exchange Act to be filed by its Directors and executive officers were not timely filed:  (i)  Mr. Hajjar did not timely file a Form 4 covering 4 transactions, where he received stock in lieu of cash compensation, (ii) Mr. McKelvey did not timely file a Form 4 covering 3 transactions, where he received stock in lieu of cash compensation, (iii) Mr. Fenn did not timely file a Form 4 covering 3 transactions, where he received stock in lieu of cash compensation, (iv) Mr. Scigliano did not timely file a Form 4 covering 2 transactions, where he received stock in lieu of cash compensation, (v) Dr. Morris did not timely file a Form 3 or Form 4 covering 3 transactions, where he received stock in lieu of cash compensation, (vi) Mr. Neher did not timely file a Form 4 covering 1 transaction, where he received stock in lieu of cash compensation, and Mr. Sheeran filed a late Form 4 covering one transaction. All Directors intend to file Form 3 or Form 4s covering all applicable transactions as soon as practicable.

Item 10. Executive Compensation.

EXECUTIVE COMPENSATION AND CERTAIN TRANSACTIONS

Executive Compensation

The table below summarizes the total compensation paid to or earned by each of the named executive officers for the fiscal year ended June 30, 2007:.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(a)	Option Awards ($) (a)			Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation		Total ($)
Vincent Sheeran, Director and Chief Executive Officer(b)	2007	$15,385	___	___	$638,345	(g	)	___	___	___		$695,385
Timothy J. Neher, Former Chief Executive Officer(c)	2007	$200,000	___	___	___			___	___	$24,000(h	)	$224,000
Mark Gitter, Former Chief Financial Officer(d)	2007	$131,364	___	___	___			___	___	___		$131,364
Gerald Parrick, Former President(e)	2007	$183,069	___	___	___			___	___	___		$183,069
William B. Scigliano, former President of the Government Relations(f)	2007	$166,058	$130,000	$145,000	___			___	___	$30,000(i	)	$471,058

(a)	Amounts are calculated in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-based Payment.”

(b)	Mr. Sheeran began serving as Chief Executive Officer of the Company on June 6, 2007.

(c)	Mr. Neher ceased to serve as Chief Executive Officer of the Company on February 28, 2007. Mr. Neher's employment with the company ended in November 2007 and will not be renewed.

(d)	Mr. Gitter resigned as the Company’s Chief Financial Officer and Treasurer on March 12, 2007.

(e)	Mr. Parrick resigned as the Company’s President on May 11, 2007.

(f)	Mr. Scigliano resigned as the Company’s President of Government Services Division on June 27, 2007.

(g)
On a June 6, 2007 Mr. Sheeran was granted an option to purchase 4,000,000 shares of Wherify common stock. The option vests over four years at a rate of 1/48 per month, expires on June 6, 2117 , and has an exercise price of $0.16.

(h)	Includes $24,000 automobile allowance.

(i)	Includes $30,000 automobile and housing allowance.

Employment Agreement with Vincent Sheeran

Wherify entered into an employment agreement with Mr. Sheeran, dated June 6, 2007. Pursuant to the agreement, Mr. Sheeran is paid an annual base salary of $200,000, $2,000 per month for living expenses and will be eligible to receive a bonus equal to 100% of his annual salary for meeting certain milestones. Wherify has the option to pay up to 50% of any bonus earned by Mr. Sheeran in Wherify’s common stock. In addition, Mr. Sheeran was granted an option to purchase 4,000,000 shares of Wherify common stock. The option vests over four years at a rate of 1/48 per month and has an exercise price of $0.16. Mr. Sheeran is entitled to all Wherify benefits including medical and dental.

The agreement also provides that in the event Mr. Sheeran is terminated without cause or good reason he will be entitled to one year severance payable in either (i) a lump sum with no continued benefits or stock vesting or (ii) a 12 month payout of annual salary, benefits and continued vesting of stock options. All vested options must be exercised within 90 days after termination or resignation.

In addition, the agreement provides that in the event of a change of control, all stock options shall immediately vest.

The Agreement also provides that Mr. Sheeran is entitled to one seat on Wherify’s Board of Directors.

Employment Agreement with Timothy Neher

In November 2002, Wherify California, Inc., a California corporation (“Wherify California”) entered into an employment agreement with Timothy Neher pursuant to which Mr. Neher agreed to serve as the President and Chief Executive Officer of Wherify California until November 2007 at an annual base salary of $200,000 (as adjusted pursuant to the agreement). In addition, in November 2002, Wherify California granted Mr. Neher an option to purchase 1,200,525 shares of its common stock at an exercise price of $0.34 per share. In addition to the compensation described above, Wherify California also agreed to award Mr. Neher additional cash bonuses, in the event Wherify California achieved certain milestones as described in the employment agreement. Mr. Neher is also entitled to participate in any and all employee benefit plan hereafter established for Wherify California employees and is entitled to an automobile allowance of $2,000 per month. Wherify has agreed to assume this agreement from Wherify California.

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

On February 28, 2007, the Board transitioned Mr. Neher from the office of Chief Executive Officer and President of the Company to Chairman of the Board of Directors. This transition did not trigger severance benefits pursuant to the terms of the agreement. Mr. Neher’s employment with the Company ended in November 2007 and will not be renewed.

Settlement Agreement with William Scigliano

On June 27, 2007 the Company and Mr. Scigliano entered into a Separation Agreement, effective June 27, 2007. Pursuant to the agreement, Mr. Scigliano was paid $130,000 and issued 763,158 shares of Wherify’s common stock (the “Common Stock”). Mr. Scigliano will be locked-up from selling any shares of the Common Stock for 90 days (the “Initial Lock-up Period”). After the Initial Lock-up Period, Mr. Scigliano will be subject to an additional three-month lock-up period (the “Second Lock-up Period”) where he will be permitted to sell up to one-third of the Common Stock in each month of the Second Lock-up Period.

Mr. Scigliano is limited by the Agreement to only sell an amount of the Common Stock up to a Market Value of $145,000 (defined as the price received for shares of the Common Stock upon their sale by Mr. Scigliano). In the event Mr. Scigliano sells $145,000 Market Value of Common Stock and holds unsold shares of Common Stock, he is obligated to return the excess shares to Wherify. If after the Second Lock-up Period Mr. Scigliano sells all of the Common Stock for a Market Value of less than $145,000, Wherify is obligated to issue additional shares of common stock to Mr. Scigliano to compensate for the difference between $145,000 and the Market Value Mr. Scigliano received for his shares of Common Stock. The amount of shares issued to compensate the difference will be determined by using the closing price of Wherify’s common stock on the expiration of the Second Lock-up Period.

 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Vincent Sheeran, Director and Chief Executive Officer(a)	83,333	3,916,667		$0.16	6/6/2017
Timothy Neher, Former CEO(b)	1,200,525			$0.34	11/14/2012
Timothy Neher, Former CEO(b)	292,531	50,223		$0.34	2/17/2014
Gerald Parrick, Former President(c)	314,471	165,739		$0.31	11/29/2014
William Scigliano, Former President of Governmental Services(d)	150,000			$2.00	8/1/2007
William Scigliano, Former President of Governmental Services(d)	50,000			$4.40	4/1/2008
William Scigliano, Former President of Governmental Services(d)	50,000			$6.00	3/1/2009
William Scigliano, Former President of Governmental Services(d)	46,007	78,993		$1.21	1/16/2016

(a)	Mr. Sheeran began serving as Chief Executive Officer of the Company on June 6, 2007.

(b)	Mr. Neher ceased to serve as Chief Executive Officer of the Company on February 28, 2007. Mr. Neher’s employment agreement with the Company ended November 2007 and will not be renewed.

(c)	Mr. Parrick resigned as the Company’s President on May 11, 2007.

(d)	Mr. Scigliano resigned as the Company’s President of Government Services Division on June 27, 2007.

Compensation of Directors

The table below summaries the compensation paid by the Company to our Directors for the fiscal year ended June 30, 2007:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(a)	Option Awards ($) (a)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Doug Hajjar(b)	$90,000	$190,000		—	—		$280,000
Dr. Neil Morris(c)	$36,000	$33,000		—	—		$69,000
Daniel McKelvey(d)	$19,000	$21,000		—	—		$40,000
Wade Fenn(e)	$15,500	$26,500		—	—		$42,000
William Scigliano(f)	—	$15,000		—	—		$15,000
Timothy Neher(g)	—	$15,000		—	—		$15,000

(a) Represents fair value as of June 30, 2007 under SFAS 123R.

(b) Mr. Doug Hajjar was compensated in cash totaling $90,000 and was granted shares in lieu of $190,000 totaling 1,075,270 shares.

(c) Dr. Neil Morris was compensated in cash totaling $36,000 and was granted shares in lieu of $33,000 totaling 116,250 shares.

(d) Mr. Daniel McKelvey was compensated in cash totaling $19,000 and was granted shares in lieu of $21,000 totaling 123,750 shares.

(e) Mr. Wade Fenn was compensated in cash totaling $15,500 and was granted shares in lieu of $26,500 totaling 203,750 shares.

(f) Mr. William Scigliano was granted shares in lieu of $15,000 totaling 93,750 shares.

(g) Mr. Timothy Neher was granted shares in lieu of $15,000 totaling 93,750 shares.

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

Consulting Agreement with Douglas Hajjar

Effective January 1, 2004, Wherify California entered into a Consulting Agreement (the “Initial Consulting Agreement”) with Douglas Hajjar, which was subsequently assumed by Wherify in connection with the merger of Wherify with Wherify California on July 21, 2005. Under the terms of the Initial Consulting Agreement, Mr. Hajjar acted as a financial advisor to the Company and the Company paid Mr. Hajjar a consulting fee of $10,000 per month.

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

Also on January 13, 2006, Wherify entered into a letter agreement with Mr. Hajjar setting forth certain terms of his services as a Director and Co-Chairman. Under this agreement, Mr. Hajjar agreed to direct and coordinate the Board’s oversight of the business and operations of the Company and the activities and performance of senior management, and to assist senior management in developing strategic plans for the Company and with fund raising and financing activities. Pursuant to the agreement, on January 13, 2006 the Company granted to Mr. Hajjar an option to purchase 125,000 shares of common stock at an exercise price equal to the closing sales price of $1.70 per share. The option vests in equal monthly increments over four years so long as Mr. Hajjar remains on the Board. The agreement further provides that for each additional year Mr. Hajjar serves on the Board he will receive an additional option for 12,500 shares of common stock with an exercise price equal to the closing sales price on the grant date and which vests ratably monthly over 12 months. Mr. Hajjar is also entitled under this agreement to a cash payment of $5,000 per month during which he serves on the Board.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth information as of September 11, 2007 regarding the beneficial ownership of common stock by (i) each Stockholder who is known by Wherify to own beneficially in excess of 5% of Wherify’s outstanding common stock; (ii) each director; (ii) the Company’s Chief Executive Officer and the two most highly compensated executive officers (the “Named Executive Officers”); and (iv) the executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock issuable currently or within 60 days of September 11, 2007, upon exercise of options or warrants or by conversion of preferred stock or convertible debentures held by that person or group is deemed outstanding. These shares, however, are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the stockholders named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Percentage ownership is based on 75,289,793 shares of common stock outstanding as of September 11, 2007, together with applicable options, warrants, preferred stock and convertible debentures for each stockholder. Unless otherwise indicated, the address of the following Stockholders is c/o Wherify Wireless, Inc. 901 Mariners Island Blvd, Suite 300, San Mateo, CA 94404.

Security Ownership of Certain Beneficial Owners(a)

	Shares Beneficially Owned
Name and Title	Number		Percent
Vincent Sheeran, Director and Chief Executive Officer	416,665(a	)	*
Timothy J. Neher, Former CEO	10,206,525(b	)	13.3%
Douglas Hajjar, Director	4,282,929(c	)	5.7%
Dr. Neil Morris, Director	216,250(d	)	*
Wade Fenn, Director	398,352(e	)	*
Daniel McKelvey, Director	248,750(f	)	*
William Scigliano, Former Director	1,261,908(g	)	1.7%
Matthew Neher	322,641(h	)	*
Gerald Parrick, Former President	359,157(i	)	*
All officers and directors as a group	17,969,189		22.9%

Five Percent Beneficial Holders of Common Stock
GPS Associates, LLC. 90 Park Avenue-31st Floor New York, NY 10016	84,705,625(j	)	52.9%
Laidlaw & Company (UK) Ltd. 90 Park Avenue-31st Floor New York, NY 10016	84,705,625(j	)	52.9%
Cornell Capital Partners, LP 101 Hudson Street, Suite 3700 Jersey City, NJ 07303	3,954,290(k	)	4.99 (k )

* Does not exceed 1% of the referenced class of securities.

(a)	All shares issuable pursuant to stock options that are, or will become, exercisable within 60 days of September 11, 2007.

(b)	Includes 1,524,951 shares issuable pursuant to stock options that are, or will become, exercisable within 60 days of September 11, 200.

(c)	Includes 57,639 shares issuable pursuant to stock options and 500,000 to warrants that are, or will become, exercisable within 60 days of September 11, 2007.

(d)	Includes 100,000 shares issuable pursuant to warrants that are, or will become, exercisable within 60 days of September 11, 2007.

(e)	Includes 72,571 shares issuable pursuant to stock options and 50,000 to warrants that are, or will become, exercisable within 60 days of September 11, 2007.

(f)	Includes 125,000 shares issuable pursuant to warrants that are, or will become, exercisable within 60 days of September 11, 2007.

(g)	Includes 375,000 shares issuable pursuant to stock options that are, or will become, exercisable within 60 days of September 11, 2007.

(h)	Includes 135,960 shares issuable pursuant to stock options that are, or will become, exercisable within 60 days of September 11, 2007.

(i)	All shares issuable pursuant to stock options that are, or will become, exercisable within 60 days of September 11, 2007.

(j)
Includes 60,000,000 shares issuable to GPS Associates, LLC (GPS) upon conversion of Series A Preferred Stock, 12,000,000 shares issuable to GPS upon conversion of a convertible note, 3,000,000 shares issuable to GPS upon exercise of warrants, and 9,705,625 shares issuable to Laidlaw upon exercise of warrants. The Manager of GPS is GPS Management Company LLC (“GPS Management”). The Managing Members of GPS Management are Theodore V. Fowler, Hugh S. Regan, and Rob Bonaventura, each of whom are employees of Laidlaw & Company (UK) Ltd. (“Laidlaw”).

(k)
As of September 11, 2007, Cornell Capital Partners beneficial ownership of Wherify common stock (including its ownership of 276,595 shares acquired as a commitment fee, its right to acquire up to 20 million shares upon conversion of convertible debentures, and its right to acquire up to 7,000,000 shares upon exercise of warrants) was 4.99% taking into consideration the 4.99% ownership limitation contained in the convertible debentures and warrants. Without taking into consideration this 4.99% ownership limitation, which is waivable by Cornell Capital Partners on 65 days notice, Cornell Capital Partner’s beneficial ownership would be approximately 24.2%.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)
Equity compensation plans approved by security holders	8,640,018(1)	$0.44	4,488,953(2)
Equity compensation plans not approved by security holders	—	—	—
Total	8,640,018	$0.44	4,488,953

(1)
Of these securities, 5,511,047 options, 325,000] options and 2,803,971 options were issued and outstanding as of June 30, 2007 pursuant to the 2004 Stock Plan, the 2001 Stock Plan and the 1999 Stock Option Plan, respectively.

(2)
Of these securities, 4,488,953 options, 0 options, and 0 options were available for issuance as of June 30, 2007 pursuant to the 2004 Stock Plan, the 2001 Stock Plan and the 1999 Stock Option Plan, respectively.

Item 12. Certain Relationships and Related Transactions.

 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We employed Mr. William Hajjar as our Director of Enterprise Sales. He held this position in Wherify California since May 2003. On November 15, 2005 Mr. W. Douglas Hajjar was appointed to the Board of Directors and further was appointed to serve as the co-Chairman of the Board of Directors. William Hajjar is the son of our Director Mr. W. Douglas Hajjar. In Fiscal 2007, Mr. William Hajjar was compensated $120,000. As of September 2007 Mr. William Hajjar was no longer with the Company.

We employ Mr. Matthew Neher as our Vice President of Business Development. He held this position in Wherify California since May 1999. Mr. Matthew Neher is the brother of our Chairman of the Board Mr. Timothy J. Neher. In Fiscal 2007, Mr. Matthew Neher was compensated $175,090.

On January 13, 2006, Wherify and Mr. W. Douglas Hajjar entered into a Consulting Agreement. Under the Consulting Agreement, Mr. Hajjar continues to be paid a fee of $10,000 per month for his assistance as a financial adviser to the Company and is entitled to reimbursement for out-of-pocket costs and indemnification for damages arising out of his services. The agreement is terminable by either party on 30 days’ notice.

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

Item 13. Exhibits

(A)	Documents Filed as Part of This Report

(I)	Consolidated Financial Statements:

WHERIFY WIRELESS, INC.

(II)	Financial Statement Schedules:

None.

(III) Index of Exhibits:

(a) The following Exhibits are filed herewith unless otherwise indicated:

Exhibit No.	Description
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

Exhibit No.	Description
3.1	Bylaws are incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 (SEC File No. 333-41635) filed December 29, 1997.

3.2
Amended and Restated Certificate of Incorporation of Wherify Wireless, Inc. is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 (SEC File No. 333-124027) as filed March 16, 2006.

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Wherify Wireless, Inc. +

3.4	Certificate of Correction of Wherify Wireless, Inc. +

3.5
Certificate of Designation of Series A Convertible Preferred Stock filed with the Delaware Secretary of State on April 11, 2007 is hereby incorporated by reference from Wherify’s Current Report on Form 8-K filed April 12, 2007.

3.6	Certificate of Designation of Series B Convertible Adjustable Preferred Stock dated July 31, 2007 is hereby incorporated by reference from Wherify’s Current Report on Form 8-K filed August 7, 2007.

4.1	Specimen Common Stock Certificate is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 (SEC File No. 333-122710) filed September 13, 2005.

10.01
Asset Purchase Agreement dated February 11, 2003 by and between Special Equity IV, L.P. and Wherify is incorporated herein by reference from Wherify’s Quarterly Report on Form 10-QSB filed with the SEC on February 19, 2003.

10.02
Stock Purchase Agreement dated February 11, 2003 by and between Special Equity IV, L.P. and Wherify is incorporated herein by reference from Wherify’s Quarterly Report on Form 10-QSB filed with the SEC on February 19, 2003.

10.03
Warrant to Purchase Common Stock dated February 11, 2003 between Wherify and Special Equity IV, L.P. is incorporated herein by reference from Wherify’s Quarterly Report on Form 10-QSB filed with the SEC on February 19, 2003.

10.04
Memorandum of Agreement regarding stock options dated August 1, 2002 by and between Wherify and William Scigliano is incorporated herein by reference from Wherify’s Annual Report on Form 10-KSB filed with the SEC on October 15, 2002.

10.05
Memorandum of Agreement regarding stock options dated August 1, 2002 by and between Wherify and Greg J. Micek is incorporated herein by reference from Wherify’s Annual Report on Form 10-KSB filed with the SEC on October 15, 2002.

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

Exhibit No.	Description
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

10.12
6% Secured Convertible Debenture dated September 18, 2003 between Wherify and Platinum Partners Value Arbitrage Fund is incorporated herein by reference from Wherify’s Annual Report on Form 10-KSB filed October 14, 2003.

10.13
6% Secured Convertible Debenture dated September 18, 2003 between Wherify and Platinum Partners Global Macro Fund, LP is incorporated herein by reference from Wherify’s Annual Report on Form 10-KSB filed October 14, 2003.

10.14	Warrant to Purchase Common Stock Issued to Platinum Partners Value Arbitrage Fund, LP 2003 is incorporated herein by reference from Wherify’s Annual Report on Form 10-KSB filed October 14, 2003.

10.15	Warrant to Purchase Common Stock Issued to Platinum Partners Global Macro Fund, LP 2003 is incorporated herein by reference from Wherify’s Annual Report on Form 10-KSB filed October 14, 2003.

10.16	6% Secured Convertible Debenture dated October 30, 2003 between Wherify and William Ritger is incorporated herein by reference from Wherify’s Annual Report on Form 10-QSB filed November 14, 2003.

10.17	6% Secured Convertible Debenture dated October 8, 2003 between Wherify and Jacob Engel is incorporated herein by reference from Wherify’s Annual Report on Form 10-QSB filed November 14, 2003.

10.18	Warrant to Purchase Common Stock Issued to William Ritger is incorporated herein by reference from Wherify’s Annual Report on Form 10-QSB filed November 14, 2003.

10.19	Warrant to Purchase Common Stock Issued to Jacob Engel is incorporated herein by reference from Wherify’s Annual Report on Form 10-QSB filed November 14, 2003.

10.20	Amendment to Employment Agreement between Wherify and William B. Scigliano dated April 13, 2004 is incorporated herein by reference from Wherify’s Annual Report on Form 10-KSB filed October 1, 2004.

10.21	Consulting Agreement between Wherify and Daniel P. McKelvey dated August 1, 2003 is incorporated herein by reference from Wherify’s Annual Report on Form 10-KSB filed October 1, 2004.

10.22
Warrant to Purchase Common Stock Issued to Daniel McKelvey dated August 2003 incorporated by reference from Wherify’s Registration Statement on Form SB-2/A (SEC File No. 333-122710) filed on April 11, 2005.

10.23
6% Secured Convertible Debenture dated August 18, 2004 between Wherify and John Micek, Jr. and Forte Capital Partners, LLC is incorporated herein by reference from Wherify’s Annual Report on Form 10-KSB filed October 1, 2004.

10.24	Warrant to Purchase Common Stock Issued to Forte Capital Partners, LLC dated July 2004 is incorporated herein by reference from Wherify’s Annual Report on Form 10-KSB filed October 1, 2004.

Exhibit No.	Description
10.25	Warrant to Purchase Common Stock Issued to John Micek, Jr. dated July 2004 is incorporated herein by reference from Wherify’s Annual Report on Form 10-KSB filed October 1, 2004.

10.26	Amendment to Consulting Agreement between Wherify and Daniel McKelvey dated August 1, 2004 is incorporated herein by reference from Wherify’s Annual Report on Form 10-KSB filed October 1, 2004.

10.27	Warrant to Purchase Common Stock issued to Forte Capital Partners, LLC dated August 17, 2004 is incorporated herein by reference from Wherify’s Annual Report on Form 10-KSB filed October 1, 2004.

10.28	Warrant to Purchase Common Stock issued to John Micek, Jr. dated August 17, 2004 is incorporated herein by reference from Wherify’s Annual Report on Form 10-KSB filed October 1, 2004.

10.29
Warrant to Purchase Common Stock issued to Forte Capital Partners, LLC dated October 13, 2004 incorporated by reference from Wherify’s Registration Statement on Form SB-2/A (SEC File No. 333-122710) filed on April 11, 2005.

10.30	Purchase and Registration Rights Agreement dated January 11, 2005 is incorporated herein by reference from Wherify’s Current Report on Form 8-K filed January 11, 2005.

10.31
Amendment to Consulting Agreement Between Wherify and Liviakis Financial Communications, Inc. dated January 1, 2005 is incorporated herein by reference from Wherify’s Quarterly Report on Form 10-QSB (SEC File No. 000.24001) filed February 10, 2005.

10.32	2005 Consultant Compensation plan is hereby incorporated by reference from Wherify’s Registration Statement on Form S-8 (SEC File No. 333-123145) filed March 4, 2005.

10.33	Consulting Agreement with Alpine Capital Partners dated January 2004 is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 filed March 28, 2005.

10.34	5% Convertible Debenture issued to Austin Lewis dated January 10, 2005 is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 filed March 28, 2005.

10.35	Warrant to Purchase Common Stock Issued to Austin Lewis dated January 10, 2005 is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 filed March 28, 2005.

10.36	5% Convertible Debenture issued to Briarwood Investments dated January 10, 2005 is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 filed March 28, 2005.

10.37	Warrant to Purchase Common Stock Issued to Briarwood Investments dated January 10, 2005 is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 filed March 28, 2005.

10.38	5% Convertible Debenture issued to Enable Capital Partners dated January 10, 2005 is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 filed March 28, 2005.

10.39	Warrant to Purchase Common Stock Issued to Enable Capital Partners dated January 10, 2005 is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 filed March 28, 2005.

10.40	5% Convertible Debenture issued to Forte Capital Partners LLC dated January 10, 2005 is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 filed March 28, 2005.

10.41
Warrant to Purchase Common Stock Issued to Forte Capital Partners LLC dated January 10, 2005 is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 filed March 28, 2005.

10.42	5% Convertible Debenture issued to Meadowbrook Opportunity Fund dated January 10, 2005 is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 filed March 28, 2005.

Exhibit No.	Description
10.43
Warrant to Purchase Common Stock Issued to Meadowbrook Opportunity Fund dated January 10, 2005 is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 filed March 28, 2005.

10.44	5% Convertible Debenture issued to Ron Nash dated January 10, 2005 is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 filed March 28, 2005.

10.45	Warrant to Purchase Common Stock Issued to Ron Nash dated January 10, 2005 is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 filed March 28, 2005.

10.46	5% Convertible Debenture issued to Nite Capital dated January 10, 2005 is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 filed March 28, 2005.

10.47	Warrant to Purchase Common Stock Issued to Nite Capital dated January 10, 2005 is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 filed March 28, 2005.

10.48	5% Convertible Debenture issued to Schottenfeld Group LLC dated January 10, 2005 is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 filed March 28, 2005.

10.49	Warrant to Purchase Common Stock Issued to Schottenfeld Group LLC dated January 10, 2005 is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 filed March 28, 2005.

10.50
5% Convertible Debenture issued to Special Situations Private Equity Fund, L.P. dated January 10, 2005 is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 filed March 28, 2005.

10.51
Warrant to Purchase Common Stock Issued to Special Situations Private Equity Fund, L.P. dated January 10, 2005 is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 filed March 28, 2005.

10.52
5% Convertible Debenture issued to Special Situations Technology Fund, L.P. dated January 10, 2005 is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 filed March 28, 2005.

10.53
Warrant to Purchase Common Stock Issued to Special Situations Technology Fund, L.P. dated January 10, 2005 is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 filed March 28, 2005.

10.54
5% Convertible Debenture issued to Special Situations Technology Fund II, L.P. dated January 10, 2005 is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 filed March 28, 2005.

10.55	Consulting Agreement with Alpine Capital Partners dated January 2004 is incorporated by reference from Wherify’s Registration Statement on Form SB-2/A filed on April 11, 2005.

10.56	5% Convertible Debenture issued to Austin Lewis dated January 10, 2005 is incorporated by reference from Wherify’s Registration Statement on Form SB-2/A filed on April 11, 2005.

10.57
Employment Agreement between Timothy Neher and Wherify Wireless, Inc. dated as of November 14, 2002 is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 filed September 9, 2005.

10.58
Second Amendment to Employment Agreement between William B. Scigliano dated May 19, 2005 is incorporated herein by reference from the Joint Proxy Statement/Prospectus on Form S-4/A filed on June 30, 2005.

10.59	Employment Agreement between Gerald Parrick and Wherify dated as of July 21, 2005 is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2/A filed on September 9, 2005.

10.60
EMS Agreement between Wherify and CalComp Electronics Public Company Limited dated as of January 7, 2005 is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 filed September 9, 2005.

10.61
Lease between Westport Joint Venture and World Tracking Technologies, Inc. dated as of September 3, 1999 is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 filed September 9, 2005.

Exhibit No.	Description
10.62	IQ Biometrix, Inc. 2004 Stock Plan is incorporated herein by reference from Wherify’s joint proxy statement/prospectus on Form S-4/A as filed on June 30, 2005.

10.63	Amended and Restated 1999 Stock Option Plan of Wherify Wireless, Inc. is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 filed September 9, 2005.

10.64	2004 Consultant Compensation plan is hereby incorporated by reference from Wherify’s Registration Statement on Form S-8 filed February 18, 2004.

10.65	Amendment to the 2004 Consultant Compensation plan is hereby incorporated by reference from Wherify’s Registration Statement on Form S-8 filed October 13, 2004.

10.66	2005 Consultant Compensation plan is hereby incorporated by reference from Wherify’s Registration Statement on Form S-8 filed March 4, 2005.

10.67	International Supply And Distribution Agreement between Wherify and American Network Computadores incorporated by reference from Wherify’s Annual Report on Form 10-KSB filed October 13, 2005.

10.68	Consulting Agreement between Wherify and W. Douglas Hajjar dated January 12, 2006 is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 as filed March 16, 2006.

10.69	Letter Agreement between Wherify and W. Douglas Hajjar dated January 13, 2006 is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 as filed March 16, 2006.

10.70	Employment Agreement with Mark E. Gitter dated January 24, 2006 is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 as filed March 16, 2006.

10.71	Promissory Note between Wherify and Stephen J. Luczo dated February 22, 2006 is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 as filed March 16, 2006.

10.72
Placement Agent Agreement between Wherify and Newbridge Securities Corporation dated March 10, 2006 is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 as filed March 16, 2006.

10.73
Investment Agreement dated as of February 9, 2006 between Wherify and Dutchess Private Equities Fund, L.P. is incorporated herein by reference from Wherify’s Current Report on Form 8-K filed February 9, 2006.

10.74
Securities Purchase Agreement between Wherify and Cornell Capital Partners, LP dated March 10, 2006 is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 as filed March 16, 2006.

10.75
Standby Equity Distribution Agreement between Wherify and Cornell Capital Partners, LP dated March 10, 2006 is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 as filed March 16, 2006.

10.76
Investor Registration Rights Agreement between Wherify and Cornell Capital Partners, LP dated March 10, 2006 is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 as filed March 16, 2006.

10.77	Security Agreement between Wherify and Cornell Capital Partners, LP dated March 10, 2006 is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 as filed March 16, 2006.

10.78
Secured Convertible Debenture between Wherify and Cornell Capital Partners, LP dated March 10, 2006 is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 as filed March 16, 2006.

10.79
Secured Convertible Debenture between Wherify and Cornell Capital Partners, LP dated March 14, 2006 is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 as filed March 16, 2006.

Exhibit No.	Description
10.80
Pledge and Escrow Agreement among Wherify, Cornell Capital Partners, LP and David Gonzalez, Esq. dated March 10, 2006 is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 as filed March 16, 2006.

10.81
Warrant to Purchase Common Stock (No. CCP-001) issued to Cornell Capital Partners, LP dated March 10, 2006 is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 as filed March 16, 2006.

10.82
Warrant to Purchase Common Stock (No. CCP-002) issued to Cornell Capital Partners, LP dated March 10, 2006 is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 as filed March 16, 2006.

10.83
Amendment to Secured Convertible Debentures between Wherify and Cornell Capital Partners dated April 21, 2006 is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 as filed April 24, 2006.

10.84	Letter Agreement between Wherify and Michael D. Dingman, Jr. dated March 27, 2006 is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 as filed April 24, 2006.

10.85	Form of Subscription Agreement is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 as filed April 24, 2006.

10.86
Master Purchase/Reseller Agreement dated March 22, 2006 between Wherify and Siemens AG, Communications, Wireless Module is hereby incorporated by reference to Wherify’s Quarterly Report on Form 10-QSB filed on May 15, 2006.

10.87	Promissory Note issued by Wherify to Stephen J. Luczo dated June 16, 2006 is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 as filed July 5, 2006.

10.88	Amendment to 2004 Stock Option Plan dated October 27, 2006 is hereby incorporated by reference from Wherify’s Current Report on Form 8-K filed November 2, 2006.

10.89
Cornell Capital Partners Agreement Letter dated November 1, 2006 between Wherify and Cornell Capital Partners, LP is hereby incorporated by reference from Wherify’s Current Report on Form 8-K filed November 21, 2006.

10.90	Letter from Cornell Capital Partners, dated December 29, 2006 is incorporated herein by reference from Wherify’s Quarterly Report on Form 10-QSB filed with the SEC on February 27, 2007.

10.91	Stipulation and Agreement between Wherify and Westport Office Park, LLC.+

10.92	Letter Agreement dated February 2, 2007 between Wherify and Cornell Capital Partners, LP.+

10.93	10% Senior Convertible Promissory Note and Loan Agreement between Wherify and GPS Associates, LLC dated February 22, 2007+

10.94	Securities Purchase and Option Agreement dated February 22, 2007 between Wherify and GPS Associates, LLC.+

10.95	Warrant to purchase Common Stock (No. BW-1) issued to GPS Associates, LLC dated February 22, 2007.+

10.96	Warrant to purchase Common Stock issued to Laidlaw & Company (UK) Ltd. dated February 22, 2007.+

10.97	Sublease Agreement dated April 18, 2007 between Wherify and Sling Media is hereby incorporated by reference from Wherify’s Current Report on Form 8-K filed April 23, 2007.

10.98	Offer Letter dated June 6, 2007 between Wherify and Vincent D. Sheeran.+

10.99	Separation Agreement dated June 27, 2007 between Wherify and William Scigliano.+

Exhibit No.	Description
10.100	Form of Subscription Agreement entered into between Wherify and the Investors in connection with the offering of Series B Convertible Adjustable Preferred Stock.+

10.101	Form of Registration Rights Agreement entered into between Wherify and the Investors in connection with the offering of Series B Convertible Adjustable Preferred Stock.+

10.102	Form of Warrant to purchase Common Stock issued to Investors in connection with the offering of Series B Convertible Adjustable Preferred Stock.+

10.103	Offer Letter dated August 13, 2007 between Wherify and Jacqueline Nevilles.+

14.1	Code of Business Conduct and Ethics is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 filed September 13, 2005.

21.1	Company’s subsidiaries are incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 filed September 9, 2005.

31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

31.2	Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

+ Filed herewith.

Item 14. Principal Accountant Fees and Services.

Malone and Bailey, PC, Certified Public Accountants, are Wherify’s independent auditors engaged to examine the financial statements of Wherify for the fiscal years ended June 30, 2007 and June 30, 2006. Malone and Bailey, P.C. has performed the following services and has been paid the following fees for these fiscal years.

Fees to Independent Auditors for Fiscal Years 2007 and 2006

The following table shows the fees billed to Wherify for the audit and other services provided by Malone & Bailey, PC for fiscal 2007 and 2006.

	Fiscal 2007	Fiscal 2006
Audit fees(1)	$186,082	$148,000
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0

(1)
Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

All audit related services, tax services and other services are and were pre-approved by Wherify’s Board of Directors and/or the Audit Committee, which concluded that the provision of such services by Malone & Bailey, PC was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Wherify Wireless, Inc.
San Mateo, California

We have audited the accompanying consolidated balance sheet of Wherify Wireless, Inc. as of June 30, 2007 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the two years then ended. These financial statements are the responsibility of Wherify’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wherify as of June 30, 2007 and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Wherify will continue as a going concern. As discussed in Note 2 to the financial statements, Wherify has suffered recurring losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Malone & Bailey, PC

Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

October 31, 2007

WHERIFY WIRELESS, INC.
CONSOLIDATED BALANCE SHEET
As of June 30, 2007

ASSETS
Current Assets:
Cash and cash equivalents	$2,056,580
Restricted cash	9,071
Accounts receivable, net of allowance for bad debt	109,864
Inventory	2,260,991
Prepaid expenses	93,476
Security deposit	336,190

Total current assets	4,866,172

Intangible assets, net of accumulated amortization	15,809
Property and equipment, net of accumulated amortization of $1,439,831	271,550
Other non-current assets	973,024

Total Assets	$6,126,555

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$7,063,554
Accounts payable - related party	3,105,750
Accrued liabilities	3,528,072
Deferred revenues	76,852
Notes payable - related parties	2,000,000
Convertible notes	2,872,665
Fair value of derivatives	3,525,896

Total current liabilities	22,172,789

Commitments and contingencies	-

Stockholders Deficit:
Preferred stock, $0.01 par value 10,000,000 shares authorized;
7,500 shares issued and outstanding	75
Common stock, $0.01 par value 200,000,000 shares authorized;
75,225,277 shares outstanding	752,253
Additional paid-in capital	136,859,523
Accumulated deficit	(153,658,085)

Total stockholders' deficit	(16,046,234)

Total liabilities and stockholders' deficit	$6,126,555

See accompanying notes to consolidated financial statements.

WHERIFY WIRELESS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended June 30, 2007 and 2006

	2007	2006

Revenues	$884,710	$154,936
Cost of revenues	390,337	18,696

Gross profit	494,373	136,240

Operating expenses:
Goodwill impairment	-	67,530,022
Intangible impairment	-	1,470,492
Engineering and development	127,480	1,546,033
General and administrative	10,824,734	8,620,040
Rent expense	980,101	1,410,294
Amortization and depreciation	2,593,962	888,548
Loss from disposal of fixed assets	21,948	-

Total operating expenses	14,548,225	81,465,429

Operating Loss	(14,053,852)	(81,329,189)

Other income (expense):
Derivative gain (loss)	(833,661)	745,823
Interest and other expense	(2,255,977)	(744,735)
Interest and other income	24,151	69,345

Net loss from continuing operations	(17,119,339)	(81,258,756)

Loss from operations of discontinued segment	-	(85,860)

Net loss	(17,119,339)	(81,344,616)
Less: deemed dividend - beneficial conversion feature	(4,800,000)	-

Net loss attributable to common stock shareholders	$(21,919,339)	$(81,344,616)

Basic and diluted net loss per share from continuing operations	$(0.25)	$(1.81)
Basic and diluted net loss per share from discontinuing operations	-	(0.00)
Basic and diluted net loss per share attributable to common shareholders	(0.32)	(1.81)

Weighted average number of shares outstanding - basic and diluted	68,057,059	44,927,748

See accompanying notes to consolidated financial statements.

WHERIFY WIRELESS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
Years Ended June 30, 2007 and 2006

	Preferred Stock		Commo n Sto ck		Additional	Deferred
					Paid-in	Stock-based	Retained
	Shares	Par	Shares	Par	Capital	Comp.	Deficit	To tal
Balances - June 30, 2005	27,270,09 8	48,454,432	14,697,913	146,979	1,877,174	(713,592)	(55,194,130)	(5,429,137)

Conversion of preferred in
connection with Merger	(27,270,098)	(48,454,432)	27,270,098	272,701	48,181,731			-
Issuance of shares in connection
with Merger			10,396,883	103,968	69,254,055			69,358,023
Shares issued for exercise of
options / warrants			416,961	4,170	404,262			408,432
Shares issued for conversion of
debts			50,000	500	224,500			225,000
Shares issued for services			478,687	4,787	846,072			850,859
Shares issued for cash			1,990,971	19,910	3,762,529			3,782,439
Amortization of deferred
compensation					(613,088)	713,592		100,504
SFAS123 (R) stock-based
compensation expense					654,199			654,199
Net Loss						-	(81,344,616)	(81,344,616)

Balances - June 3 0 , 20 0 6	-	-	55,301,513	553 ,015	124,591,434	-	(136,538,746)	(11,394,297)

Shares issued for cash - common
stock			16,627,420	166,274	3,878,348			4,044,622
Shares issued for cash -
preferred stock	7,500	75			5,219,925			5,220,000
Shares issued for services			3,296,344	32,964	657,052			690,016
Option expense					444,627			444,627
Warrant expense					868,137			868,137
Benefical conversion feature					1,200,000			1,200,000
Net Loss							(17,119,339)	(17,119,339)

Balances - June 3 0 , 20 0 7	7,50 0	75	75,225,277	752 ,2 53	136,859,523	-	(153,658,085)	(16,046,234)

See accompanying notes to consolidated financial statements

WHERIFY WIRELESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 20, 2007 and 2006
	2007	2006
Cash Flows from Operating Activities:
Net loss	$(17,119,339)	$(81,344,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	8,217	-
Loss on disposition of assets	21,948	-
Depreciation and amortization	2,593,962	1,271,596
Impairment of goodwill and intangible assets	-	69,000,514
Shares issued for services	690,016	1,605,562
Loss (gain) from derivatives	833,661	(745,823)
Option and warrant expenses	571,763	450,769
Changes in operating assets and liabilities:
Accounts receivable	(107,948)	9,810
Inventory	(2,179,850)	(73,548)
Prepaid expenses and other current assets	(27,286)	9,710
Other assets	(40,000)	(270,169)
Accounts payable	2,142,188	(537,652)
Accrued liabilities	2,534,520	(1,543,675)
Deferred revenues	76,852	-
Net Cash Used in Operating Activities	(10,001,296)	(12,167,522)

Cash Flows from Investing Activities:
Proceeds from sales of certificates of deposit	1,268,943	1,171,287
Purchases of property, plant and equipment	(21,412)	(338,003)
Proceeds from disposition of property, plant and equipment	8,000	-
Net Cash Provided by Investing Activities	1,255,531	833,284

Cash Flows from Financing Activities:
Proceeds from sale of preferred stock, net of offering costs	5,220,000	-
Proceeds from sale of common stock, net of offering costs	4,044,622	3,782,439
Proceeds from related party notes	175,000	2,000,000
Payments on related party notes	(175,000)	-
Proceeds from convertible debenture, net of offering costs	1,013,000	4,585,000
Proceeds from exercise of warrants and options	-	408,432
Payment on notes payable	-	(125,000)
Net Cash Provided by Financing Activities	10,277,622	10,650,871

Change in Cash and Cash Equivalents	1,531,858	(683,367)
Cash and Cash Equivalents - Beginning Period	524,722	1,208,089
Cash and Cash Equivalents - End of Period	$2,056,580	$524,722

Supplemental Disclosures:
Interest expense paid	$14,268	$112,847
Income taxes paid	-	-

Non-cash Investing and Financing Activities:
Issuance of common stock for conversion of debt	$-	$225,000
Shares issued related to the Merger	-	69,358,023
Warrants issued to placement agent as offering costs	741,001	-
Discount on preferred stock financing - beneficial conversion feature	4,800,000	-
Disposition of fixed assets	78,462	-

See accompanying notes to consolidated financial statements.

WHERIFY WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Nature of Business

Wherify Wireless, Inc is a pioneering developer of patented wireless location products and services for family and communications, and law enforcement and security technology solutions. Our portfolio of intellectual property includes our proprietary integration of the US Government’s Global Positioning System (GPS) and wireless communications technologies; our patented back-end location information and lets families with pre-teens, seniors, or those with special medical needs, stay connected and in contact with each other. Our name, Wherify Wireless, reflects our mission and objective: verify the location of loved ones or possessions of value through wireless technology.

Principles of Consolidation

The consolidated financial statements have been prepared on the accrual basis of accounting under accounting principles generally accepted in the United States. All significant inter-company balances and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts in the consolidated financial statements of the prior year have been reclassified to conform to the presentation of the current year for comparative purposes.

Use of Estimates

In accordance with accounting principles generally accepted in the United States of America, management utilizes certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject Wherify to concentration of credit risk consist primarily of trade receivables. In the normal course of business, Wherify provides credit terms to its customers. Accordingly, Wherify performs ongoing credit evaluations of its customers and maintains allowances for possible losses, which, when realized, have been within the range of management's expectations. Wherify maintains cash in bank deposits accounts, which, at times, may exceed federally insured limits. Wherify has not experienced any losses in such accounts and Wherify does not believe it is exposed to any significant credit risk on cash and cash equivalents.

Cash and Cash Equivalents

For purposes of the statement of cash flows, Wherify considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At June 30, 2007, Wherify did not hold any cash equivalents.

Allowance for Doubtful Accounts

Wherify estimates losses for uncollectible trade receivables based on the aging of the accounts receivable and the evaluation of the likelihood of success in collecting the receivable. As of June 30, 2007, Wherify has determined the allowance for doubtful accounts to be $8,217.

Inventories

Inventories are valued at the lower of cost (determined on a first-in, first-out method) or market. Wherify records provisions to write down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between cost of the inventory and its estimated market value based on assumptions about future market demand and market conditions. If future demand or market conditions are less favorable than currently expected additional inventory provisions may be required.

Office Equipment

Office equipment is stated at cost less accumulated depreciation. Depreciation is computed using straight-line method over the estimated useful lives of the respective assets, 3 years for office and computer equipment, 3 to 5 years for test equipment, 7 years for furniture and fixtures, and shorter of the economic lives or the lease terms for leasehold improvements. When assets are disposed of, the cost and related accumulated depreciation are removed from the accounts and resulting gains and losses are included in other income or loss. Maintenance and repairs are charged to expense.

Long-Lived Intangible Assets

Wherify accounts for long-lived assets under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which requires Wherify to review for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based on discounted cash flows or appraised value, depending on the nature of the asset.

Long-lived intangible assets consist of acquired customer lists and acquired software and software intellectual property, and development of new software products and enhancements to existing software products. Until technological feasibility is established, costs associated with software development, including costs associated with the acquisition of intellectual property relating to software development is expensed as incurred. After technological feasibility is established computer software costs that are then incurred are capitalized in accordance with the provisions of SFAS No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”. Amortization of these capitalized costs is provided using the greater of the ratio of revenues generated in the period over total future revenues of the product, or the straight-line method over the estimated market life of the related products, generally three years, commencing when the product becomes generally available to customers. For the Software Revenue Recognition. Revenue is recognized when persuasive evidence of a fiscal year ended June 30, 2007, technical feasibility and consumer availability had not yet been established for Wherify’s product.

Revenue Recognition

Wherify adopted revenue recognition policies to comply with the guidance of Staff Accounting Bulletin No. 104, Revenue Recognition, SAB Topic 13, Revenue Recognition, FASB’s Emerging Issues Task Force Issue -00-21, Revenue Arrangements With Multiple Deliverables, and AICPA Statement of Position 97-2, arrangement exists, the delivery and acceptance of the equipment has occurred or services have been rendered, the price is fixed or determinable, and the collectibility of payment is reasonably assured. The application of this guidance requires management to exercise judgment in evaluating these factors in light of the terms and conditions of its customer contracts and other existing facts and circumstances to determine appropriate revenue recognition. Application of 97-2 requires determining whether a software arrangement includes multiple elements, and if so, whether vendor -specific objective evidence (VSOE) of fair value exists for those elements. Change to the elements in a software arrangement, the ability to identify VSOE for those elements, the fair value of the respective elements, and changes in a product’s estimated life cycle, could materially impact the amount of earned and unearned revenue, Judgment is also required to assess whether future releases of certain software represent new products or upgrades and enhancements to existing products. Applications of EITF 00-21 requires determining whether a revenue arrangements includes multiple revenue-generating activities, such as product sale and services, and if so whether allocation of the arrangement’s consideration is required to more than one unit of accounting.

Wherify has two types of revenue: hardware revenue and subscription revenue and consists of shipped customer orders and completed services. Hardware revenue is recognized at the later of shipment date or upon satisfying contractual requirements or obligations under the sales contract, whichever is later. Subscription revenue is recognized at completion of performance. Prior to September 2006, the Company recognized revenues primarily from the sale of FACES software and subscription. Starting in September 2006 recognized revenues are primarily from the sale of wireless location devices and services. Revenues are also offset with a reserve for any price refunds and consumer rebates consistent with the EITF Issue 01-09. Accounting for Consideration Given by a Vendor to a Customer, as appropriate.

Hardware sales currently consist principally or revenues from the sale of GPS-enabled wireless location devices, primarily Wherify’s handsets plus accessories to new subscribers and to agents and other third-party distributors. The revenue and related expenses associated with the sale of wireless handsets and accessories through our indirect sales channels are recognized when the products from the sales channels are recognized when the products are delivered and accepted by the agent or third party distributor, as this is considered to be a separate earnings process from the sale of wireless services and the probability of collection is likely. Shipping and handling costs for wireless handsets sold to agents and to other third-party distributors are classified a s costs of equipment sales.

Subscription revenues are earned by providing to Wherify’s wireless GPS-enable location services network (activation revenue) and for usage of its wireless telecommunications system enhanced GPS-enabled locates (airtime revenue). Activation revenue from postpaid subscribers is billed either in advance or arrears and recognized ratably over the service period. Airtime revenue, including locates, call time, roaming revenue and long-distance revenue, is billed in arrears based on minutes of use and is recognized when the service is rendered. Prepaid airtime sold to subscribers and revenue collected from pay-in advance subscribers is recorded as deferred revenue prior to the commencement of services, and revenue is recognized when airtime is used or expires. Activation and airtime services provided are billed throughout the month according to the bill cycle in which a particular subscriber is placed. As a result of bill cycle cut-off times, Wherify is required to make estimates for service revenues earned but not yet billed at the end of each month, and or advanced billings. Estimates for activation revenues are based upon the most current bill cycle revenues. Estimates for airtime revenues are based upon historical minutes of use.

Wherify launched its North American wireless location services in October 2006. Wherify’s North American subscribers’ rate plan include a feature whereby a subscriber’s monthly usage is automatically charged at the most advantageous rate plan then in effect for the minutes used. For prepaid plans, Wherify defers revenue based on an estimate of the portion of unused minutes expected to be utilized prior to expiration. As Wherify lacks historical subscriber usage patterns for its specialized services, Wherify must apply judgment to estimate the number of unused minutes to be utilized, as well as those which are likely to expire or be forfeited. No deferral of revenue is recorded for the minutes expected to expire or to be forfeited, as no future performance is expected to be required by Wherify, nor is there any obligation to refund or redeem for the value expired minutes. The balance of the deferred phone sales and activation fees as of June 30, 2007 and 2006 was $169,000 and $76,852 respectively, and has been included in deferred revenue in the consolidated balance sheets. When available, revenues for enhanced services and optional features would be recognized as earned. Service revenues also include billings to our subscribers for Universal Service fund (USF) and other regulatory fees.

Wherify has determined that the sale of wireless services through its direct sales channels with an accompanying handset constitutes a revenue arrangement with multiple deliverables in accordance with EITF No.00-21, Accounting for Revenue Arrangements With Multiple Deliverables. Wherify accounts for these arrangements as separate units of accounting, including the wireless service and handset. Arrangement consideration received for the handset is recognized as equipment sales when the handset is delivered and accepted by the subscriber. Arrangement consideration received for the wireless service is recognized a service revenues when earned. As the non-refundable, up-front activation fee charged to the subscriber does not meet the criteria as a separate unit of accounting, Wherify allocates the additional arrangement consideration received from the activation fee to the handset (then delivered item) to the extent that the aggregate handset and activation fee proceeds do not exceed the fair value of the handset. Any activation fees not allocated to the handset would be deferred upon activation and recognized as service revenue on a straight-line basis over the expected customer relationship period. Wherify determined that the sale of wireless services through direct channels (agents) does not constitute a revenue arrangement with multiple deliverables. For indirect channel sales, Wherify continues to defer non-refundable, up-front activation fees and costs to the extent of the related revenues in accordance with SAB No. 104, Revenue Recognition. These deferred fees and costs are amortized on a straight-line basis over the estimated customer relationship period, the contract period.

Income Taxes

Wherify uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Wherify records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

Loss Per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss, adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For fiscal 2007 and 2006, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock Based Compensation

Prior to January 1, 2006, Wherify accounted for stock based compensation under Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation. As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Effective January 1, 2006, Wherify has adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment and applied the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified-prospective transition method. Prior periods were not restated to reflect the impact of adopting the new standard. As a result of the adoption of FAS 123R, stock-based compensation expense recognized during the six months ended June 30, 2006 includes compensation expense for all share-based payments granted on or prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant date fair vale estimated in accordance with the provisions of FAS 123R.. See Note 15 for Wherify’s option activities during the years ended June 30, 2007 and 2006.

Derivative Financial Instruments

Wherify does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. Wherify evaluates all of it financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, Wherify uses the Black-Scholes Option-pricing Model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Recently Issued Accounting Pronouncements

Wherify does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on Wherify's results of operations, financial position or cash flows.

Note 2 - Going Concern

Wherify’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, Wherify has accumulated losses aggregating to $153,658,085 and has insufficient working capital to meet operating needs for the next twelve months as of June 30, 2007, all of which raise substantial doubt about Wherify’s ability to continue as a going concern.

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

Note 3 - Business Combinations

On July 21, 2005, Wherify Acquisition, Inc. merged with Wherify Wireless California, Inc. (“Wherify California”). Pursuant to the terms of the Agreement and Plan of Merger, Wherify issued 41,893,797 shares of common stock in exchange for all of the outstanding common and preferred shares of Wherify California.

For accounting purposes, the merger has been treated as reverse acquisition of Wherify by Wherify California. Accordingly, the financial results presented for all periods prior to the merger date are those of Wherify California. Wherify California equity structure has been restated to adopt the equity structure of Wherify. As such, historic share amounts have been revised to reflect the impact of the merger share exchange ratio (4.8021 shares of Wherify common stock for each share of Wherify California common stock). As of the merger date, the financial statements include the combined operating results, assets and liabilities of Wherify and Wherify California. The former business operations of Wherify, consisting primarily of the sale of FACES software and related services to law enforcement agencies and security industry, is not expected to constitute a significant part of the ongoing business of the combined company.

The aggregate purchase price of the business combination was $70,213,189, which was calculated by multiplying the total outstanding shares of Wherify of 12,339,750 shares (including shares issuable pursuant to outstanding warrant and option contracts) by the closing price on the date of the merger of $5.69.

The following table summarizes the estimated fair values of the assets of Wherify California acquired and the liabilities that it assumed from Wherify on the date of the acquisition.

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

See Note 5 and Note 6 for the impairment of Goodwill and Intangible, respectively.

Note 4 - Inventory

At June 30, 2007, inventory consists of:

Raw material	$160,424
Work in process	1,200,000
Finished goods	900,567

Total	$2,260,991

Note 5 - Goodwill

Wherify periodically reviews its goodwill, as acquired as a result of the merger with Wherify Acquisition, Inc. With Wherify California in July 2005 for impairment and in accordance with the SFAS No. 142 “Goodwill and Other Intangible Assets” annually tests its goodwill for impairment. If the estimated fair value of the reporting unit is deemed to be less than the carrying value of the reporting unit’s met assets, the difference is recorded in the Statement of Operations as an expense. For purposes of evaluating Wherify’s Goodwill, the operating unit is defined as Wherify’s Government Services division.

With the assistance of a third party, during the first quarter of fiscal 2006, Wherify concluded that the implicit fair market value of the goodwill was $3,222,000 as of September 2005. Therefore, an impairment of $64,308,022 was recorded during the quarter ended September 2005. When estimating the fair market value, Wherify used an income approach that was based on pro-forma financial projections for fiscal years 2006 through 2007, discounted at a rate of 29.2%, the calculations of the projections and the discount rate includes numerous assumptions made by management. If actual results of operations are worse than projected of Wherify’s market outlook changes, Wherify could have additional impairments of goodwill and identified intangible assets in future periods, which, in turn, could have a material adverse effect on Wherify’s results of operations. As of June 30, 2006, Wherify determined that the carrying value of goodwill has become fully impaired. As a result of this assessment, management has written off the full carrying value of goodwill based on numerous factors, including the lack of pro-forma projected sale to date and the uncertainty of future performance over the remaining period of the updated pro forma financial projections for the fiscal year 2007, discounted at a rate of 54.6 % after taking into consideration, among other factors, that volatility of Wherify’s common stock and Wherify’s recent market capitalization.

Note 6 - Long- Lived Intangibles

Wherify’s net intangibles balance at June 30, 2007 represented certain items, primarily software that was acquired as a part of the merger of Wherify Acquisition, Inc. with Wherify California as of July 21, 2005 and these intangible assets were deemed to have definitive lives and were amortized suing the straight-line method over three years, their estimated useful lives resulting in the amortization of $15,000 during the fiscal year 2007.

The following summarizes intangible assets at June 30, 2007:

Balances at June 30, 2006	$30,809
Amortization for the year	(15,000)

Balances at June 30, 2007	$15,809

Note 7 - Other Non-Current Assets

Other non-current assets represents capitalized financing costs incurred related to several of our debt financings that have been completed as of June 30, 2007. Financing costs are primarily due to legal, financial and auditor services incurred in negotiating the agreements and the work involved in filing the registration statements with the SEC. The financing cost is amortized over the life of the notes using a method that approximates the effective interest rate method.

Note 8 - Accounts Payable - Related Party

As of June 30, 2007, Wherify carries a liability relating to unpaid rent to its prior landlord, who is a related party, totaling approximately $3.1 million. Wherify worked out an arrangement with its prior landlord pursuant to which Wherify has begun paying back-rent as well as paying certain back-due expenses covered by the prior landlord. Under the agreement, upon achieving adequate financing, Wherify is required to settle its debt with the prior landlord.

Note 9 - Accrued Liabilities

Accrued liabilities consist of the following at June 30, 2007:

Legal fees	$137,080
Interest on loans	1,035,916
Suppliers invoices	1,883,106
Payroll, accrued vacation and payroll related expense	297,883
Other accrued expenses	174,087

Total	$3,528,072

Note 10 - Notes Payable - Related Parties

During February 2006, Wherify borrowed $1,000,000 from a related party to finance ongoing operating costs. The unsecured loan carries an interest rate of 7.5% per annum and is payable upon demand any time after August 22, 2006. On June 16, 2006, Wherify borrowed an additional $1,000,000 from this related party and issued a promissory note pursuant to which Wherify agreed to pay interest on the outstanding principal amount at a rate of 15% per annum and to repay the outstanding principal and all accrued and unpaid interest on demand.

Note 11 - Notes Payable

Wherify has financed its operations through private offerings of its common stock, issuance of debt and private borrowings.

On February 22, 2006, Wherify borrowed $1.0 million from Stephen J. Luczo and issued to Mr. Luczo a promissory note that is repayable on demand at any time after August 22, 2006.

Between March 10, 2006 and March 14, 2006, Wherify borrowed $4.6 million (after deduction of fees) from the issuance of convertible debentures to Cornell Capital Partners, and on November 1, 2006, Wherify entered into an agreement that will allow for the complete buy-out of this debenture obligation to Cornell and the cancellation of all but 5 million warrants under these agreements if the buy-out terms are completed by January 31, 2007, as amended. On February 2, 2007, Wherify announced a revision to the Cornell agreement wherein certain amendments extending and modifying the terms of the convertible debentures, including the cancellation of all but 7 million warrants.

On March 10, 2006, Wherify entered into a Standby Equity Distribution Agreement with Cornell Capital Partners pursuant to which we may periodically issue and sell to Cornell Capital Partners shares of common stock for up to a total purchase price of $40 million during the period commencing on the effectiveness of the registration statement registering such shares and terminating 24 months thereafter. In late 2006, the registration statement became effective and approximately 16.6 million shares had been sold raising approximately $4.2 million.

On June 16, 2006, Wherify borrowed an additional $1.0 million from Stephen J. Luczo, originally due on September 16, 2006, and which repayment date has been extended by both parties.

On February 22, 2007, Wherify borrowed $1,200,000 under a 10% senior convertible promissory note This note is due on February 15, 2008, or earlier in the event by Wherify of a merger, business combination, or sale of substantially all its assets. This Note is convertible into common stock at $0.10 per share, or into certain preferred stock in connection with the option described below. Wherify also issued 3,000,000 five year warrants to the note holder and another 3,000,000 five-year warrants to the placement agent at an exercise price of $0.10 per share. After the placement agent commission of $120,000 and other placement expenses, Wherify received net cash proceeds of approximately $1,000,000. As of June 30, 2007, $45,309 of these financing costs is being amortized over the expected term of the note using the effective interest method.

Wherify determined that the conversion feature of the note and the warrants issued were not derivative instruments pursuant to SFAS No. 133, Accounting for Derivatives, as amended. Under the provisions of EITF Issue 98-5, Wherify estimated that fair value of the beneficial conversion feature and warrants at the issuances of the notes using Black-Scholes option pricing model to exceed the principal vale of the note. The resulting discount of $1,200,000 is being amortized over the life of the notes using the effective interest method. The amortized amount in the twelve period is $58,590.

Wherify issued to the note holder an option to purchase up to $7,500,000 stated value of Series A Convertible Preferred Stock., exercisable at a 20% discount price to the face amount of the Preferred Stock by either full or partial exercise. The note holder exercised this option and Wherify received $6 million gross proceeds form this transaction. See Note 14 Preferred Stock for details.

Note 12 - Convertible Debentures and Derivative Liability

In March 2006, Wherify borrowed $5,000,000 under secured convertible debentures and warrants. The secured convertible debentures face value is $5,000,000 and are convertible into 3,571,428 shares of Wherify's common stock, based upon initial conversion of $1.40 per share, which is subject to anti-dilution adjustments. The warrants are exercisable for 1,250,000 shares of Wherify's common stock over three-year period with an initial exercise price of $2.00 per share and another 1,250,000 shares at $2.25 per share. The exercise prices of the warrants are subject to anti-dilution adjustments. Wherify agreed to register the resale of the shares of common stock registration rights agreement contains a liquidated damages provision that has been determined to be uneconomic. On August 8, 2006, Wherify priced its direct offering of common stock at $0.25 per share. As a result, the conversion price of the above outstanding, convertible debentures and the exercise price of the above warrants issued in March 2006 have been adjusted. Based on the offering price of the $0.25 per share, the debentures would be convertible into up to 20 million shares and the warrants would purchase up to 21. 2 million shares at an exercise price of $0.25 per share.

Wherify has determined that the conversion feature of the secured convertible debentures and the warrants issued with the secured convertible debentures are embedded instruments pursuant to SFAS No. 133. Accounting for Derivative Instruments and Hedging Activities, as amended. Under the provision of the EITF Issue No. 00-19, Accounting for Derivative Financial Instruments indexed to, and Potentially Settled in, a Company’s Own Stock, the accounting treatment of these derivative financial instruments requires that Wherify record the derivatives at their fair values as of the inception date of the note agreements and at fair value as of each subsequent balance sheet date as a liability. Any change in fair value recorded is recorded as a non-operating, non-option pricing model. This model requires the use of estimates such as the expected holding period, the expected future volatility of Wherify’s common stock and the risk-free interest of return over the holding period. These estimates directly affect the reported amounts of the derivative instrument liabilities. At June 30, 2007, Wherify estimated the fair value of the conversion feature and warrant liability was $3.5 million. The following table summarizes the accounting for the convertible notes as of June 30, 2007.

Convertible debentures due in 2009, 7% per annum	$4,875,000
Discount on convertible debentures	(2,084,667)

Current maturities on convertible debentures	$2,790,333

Maturities of the convertible debentures and fair value of derivatives as of June 30, 2007, are as follows:

Fiscal year ended June 30, 2008	$3,000,000
Fiscal year ended June 30, 2009	1,875,000
Thereafter	-

Total principal payments	4,875,000
Discount on derivatives at current fair value	(1,349,104)

Fair Value of Derivatives	$3,525,896

The discount on derivatives primarily represents as non-cash fair market value adjustments resulting from the requirements of SFAS No. 133” Accounting for Derivative Instruments and Hedging Activities” wherein management determined that the embedded conversion features in the convertible debentures and the associated warrants meet the derivative requirements for treatment as liability instruments within the meaning of EITF 00-19, as a result are accounted for as derivatives at air value, with changes in fair value recorded in earnings.

Note 13 - Commitment and Contingencies

Operating Lease Obligations

Wherify leases office space under a one year operating sub-lease which began in April 18, 2007, from Sling Media, a Delaware corporation as Sublessor. Wherify was required to pay a $1,000 as processing fee with advance payment for first and last and one additional month of the lease totaling $41,370, deposited with the Sling Media, Inc. Basic rent expense charged to operations for fiscal 2007 and 2006 was $997,529 and $1,410,294 respectively. Additionally, Wherify leases certain data center services facilities commencing March 15, 2005 for a recurring monthly charge of $1,280 for a term of two years.

A future minimum lease payment under the non-cancelable operating lease from July 1, 2007 to April 17, 2008 is $131,924.

Legal Proceedings

Valpak Direct Marketing Systems, Inc. v. Wherify Wireless, Inc.

On August 3, 2007, Valpak Direct Marketing Systems, Inc, a Delaware Corporation, entered a judgment for $127,578 against Wherify Wireless, Inc. a Delaware corporation, in the United States, Superior Court of San Mateo County. This judgment was entered based upon sister-state judgment previously entered in the State of Florida Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida on May 29, 2007.

On July 24, 2007, in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida, Civil Division, a final judgment was rendered on July 24, 2007 that plaintiff - Valpak Direct Marketing Systems, Inc., 8605 Largo Lakes Dr. Largo, Florida 33773, shall recover from defendant - Wherify Wireless, Inc. the sum of $116,840 on principal plus $10,199 in prejudgment interest, for a total sum of $127,039 that shall bear interest at the rate of 7% per year. Valpak Direct Marketing Systems declined settlement discussions after July 24, 2007. On September 13, 2007 a writ of execution was issued in the Superior Court of California, San Mateo County for judgment settlement. On September 17, 2007 Valpak Direct Marketing Systems levied the Bank of America lockbox account of Wherify Wireless and received $58,406.

Golin/Harris International, Inc. v. Wherify Wireless, Inc.

On August 20,2007, Golin/Harris International, a Virginia Corporation, filed suit against Wherify Wireless, Inc. a Delaware corporation, in the United States District Court, Los Angeles Superior Court - Central District of California. The complaint sought approximately $193,435 together with court awarded interest thereon for failure by Wherify Wireless, Inc. to pay services rendered by plaintiff. There is a case management conference for November 20, 2007 in this matter. Settlement discussions continue.

CDW Corporation, Inc. v. Wherify Wireless, Inc.

On June 20, 2007, CDW Corporation , Inc, an Illinois Corporation, filed suit against Wherify Wireless, Inc., a Delaware Corporation, in the United States Circuit Court of Cook County Illinois, Municipal Department, First District of Illinois. The complaint sought approximately $26,413 plus interest and costs in accordance with the Illinois Statute for computer hardware sold to Wherify Wireless, Inc. On September 28, 2007 Wherify Wireless and CDW Corporation entered into a negotiated settlement out of court wherein Wherify will pay the settlement amount in monthly installments through September 2008.

Robert Half International v. Wherify Wireless, Inc.

On May 18, 2007, Robert Half International filed suit against Wherify Wireless, Inc. a Delaware Corporation, in the United States Superior Court, State of California, San Mateo County. The Complaint was for money due for services delivered in the amount of $21,250, plus cost of $352. On October 12, 2007, Robert Half International and Wherify reached a settlement and mutual release wherein Wherify will pay Robert Half International the settlement amount in monthly installments through August 15, 2008.

Hirose Electric USA, Inc. v. Wherify Wireless, Inc.

On May 14, 2007, Hirose Electric USA, Inc. a Corporation filed suit against Wherify Wireless, Inc. a Delaware Corporation, in the United States Superior Court, State of California, San Mateo County. The Complaint was for money due for goods sold and delivered in the amount of $62,800, plus interest on said amount at the rate of ten percent (10%) per annum from June 1, 2006; and attorney’s fees in the sum of $1,000 pursuant to the provisions of Section 1717.5. of the Civil Code. The Company is reviewing its option in this matter.

Fixture Hardware Company v. Wherify Wireless, Inc.

On June 19, 2007, Fixture Hardware Company, an Illinois Corporation, filed suit against Wherify Wireless, Inc. a Delaware Corporation, in the United States District Court, Northern District of Illinois, for non-payment by Wherify Wireless Inc. in the amount of $239,188.

On August 8, 2007, at the prove-up hearing, the Court’s judgment was entered in favor of the Plaintiff, Fixture Hardware Company in the amount of $239,188. On October 12, 2007, Fixture Hardware Co. and Wherify reached a settlement and mutual release wherein Wherify will pay Furniture Hardware Co. the settlement amount in monthly installments through September, 2008.

Lariviere, et al. v. I.Q. Biometrix, Inc., a Delaware Corporation, et al.

On August 5, 2005, plaintiffs Sylvie Lariviere, Robert Rios, Toni Lange, Fernand Beland, Frederic Serre and Roland Vroye, filed their first amended complaint against I.Q. Biometrix, Inc., a Delaware corporation, in Fresno County Superior Court, State of California. Plaintiffs' complaint alleges causes of action for breach of contract and fraud for a failure to issue stock options pursuant to an alleged oral and/or written agreement. The complaint seeks to recover damages, including punitive damages, and/or an award of stock options. On October 25, 2005, Wherify demurred on behalf of itself, Greg Micek and William Scigliano and on January 4, 2005, the demurrer was sustained on several grounds, an amended complaint was filed, and the parties subsequently began discovery. A stipulated settlement agreement was entered into on November 5, 2007, where the parties have agreed to dismiss the lawsuit and each party pay their respective legal cost in the matter.

Westport Office Park, LLC v. Wherify Wireless, Inc, a California Corporation

On January 5, 2007, Westport Office Park, LLC (“Westport”), filed an Entry of Stipulation and Agreement allowing entry of a stipulated judgment ("Judgment") against Wherify Wireless, Inc, a California Corporation (“Wherify California”), in the Superior Court of California for San Mateo County.  The judgment extinguished Wherify California's right to possession of certain leased premises that Wherify California occupied as its principal offices in favor of Westport, and awarded Westport approximately $1.1 million for then-outstanding amounts due and owing under the terms of the lease and certain other owed amounts.  On January 17, 2007, Wherify California vacated the leased premises.

On March 20, 2007, Westport obtained a writ of execution to enforce the judgment against the assets of Wherify California in the amount of $1,405,485.75.  On March 30, 2007, Westport recorded a judgment lien with the United States Patent and Trademark Office on two patents held in name of Wherify California.  The specific patents are U.S. Patent Application 11/126,827 and U.S. Design Patent D526985. One appropriate means to remove a judgment lien is to pay the amount due the creditor. The Company has not, however, determined whether the lien was properly recorded and is still exploring legal options.

In addition, Westport recently undertook efforts to enforce its judgment against the assets of Wherify Delaware. Wherify Delaware is vigorously resisting these efforts. Specifically, Westport served a writ of execution on account funds that Wherify Delaware maintained at Wells Fargo Bank. On application by Wherify Delaware, the Superior Court recently ruled that the Westport judgment is limited to Wherify California only. In response to this ruling, Wherify Delaware filed a third party claim, which is scheduled for hearing on November 26, 2007, to obtain the return of the Wells Fargo accounts funds.

Baystar Capital II, L.P. v Wherify Wireless, Inc. et al

On March 2, 2007 Baystar Capital II , L.P. (“Baystar”) filed suit against Wherify Wireless, Inc. in Marin County Superior Court, State of California. Plaintiff alleges various causes of action relating to an alleged breach of a stock purchase agreement entered between the parties in early 2005. Plaintiff essentially sought damages arising from an alleged failure to provide stock certificates by an agreed upon date. The parties entered into a final and binding agreement on or about May 4, 2007.

Note 14 - Equity

Common Stock

Approximately 75.2 million shares of common stock were issued and outstanding as of June 30, 2007. At June 30, 2007, 10,273,973 shares of common stock were pledged to Cornell Capital Partners, LP to cover the unpaid principal owed to them in the amount of $4.9 million.

During the six months ended December 31, 2006, Wherify sold 16.6 million common shares for approximately $4.2 million. before $112,000 in direct offering costs.

During the year end June 30, 2007, Wherify issued approximately 3.3 million common shares to its consultants, board of directors and a formal employee for their services. These shares were recorded at their fair value of $690,000.

Preferred Stock

The preferred stock constitutes what is commonly referred to as “blank check” preferred stock. “Blank check” preferred stock allows the board of directors, from time to time, to divide the preferred stock into series, to designate each series, to issue shares of any series, and to fix and determine separately for each series any one or more of the following relative rights and preferences: i) the rate of dividends; (ii) the price at and the terms and conditions on which shares may be redeemed; (iii) the amount payable upon shares in the event of involuntary liquidation; (iv) the amount payable upon shares in the event of voluntary liquidation; (v) sinking fund provisions for the redemption or purchase of shares; (vi) the terms and conditions pursuant to which shares may be converted if the shares of any series are issued with the privilege of conversion; and (vii) voting rights. Holders of preferred stock are entitled to receive dividends when and as declared by the board of directors out of any funds legally available therefore, may be cumulative and may have a preference over common stock as to the payment of such dividends. The provisions of a particular series, as designated by the board of directors, may include restrictions on the ability of the Company to purchase shares of common stock or to redeem a particular series of preferred stock. Depending upon the voting rights granted to any series of preferred stock, issuance thereof could result in a reduction in the power of the holders of common stock. In the event of any dissolution, liquidation or winding up of the Company, whether voluntary or involuntary, the holders of each series of the then outstanding preferred stock may be entitled to receive, prior to the distribution of any assets or funds to the holders of the common stock, a liquidation preference established by the board of directors, together with all accumulated and unpaid dividends. Depending upon the consideration paid for preferred stock, the liquidation preference of preferred stock and other matters, the issuance of preferred stock could result in a reduction in the assets available for distribution to the holders of the common stock in the event of liquidation of Wherify. Holders of preferred stock will not have preemptive rights to acquire any additional securities issued by Wherify. Once a series has been designated and shares of the series are outstanding, the rights of holders of that series may not be modified adversely except by a vote of at least a majority of the outstanding shares constituting such series.

The Certificate of Designation of Series A Convertible Preferred Stock creating the Preferred Stock was filed in Delaware on April 11, 2007 concurrently with the issuance of an option to purchase up to $7,500,000 stated value of Series A Convertible Preferred Stock. The option is exercisable at a 20% discount price to the $1,000 face amount of the Preferred Stock by either full or partial exercise.

During the forth quarter of 2007, the Company sold 7,500 shares of its Series A Convertible Preferred Stock for $6 million. Wherify incurred $780,000 of offering costs related to the sale of these preferred shares. These preferred shares are convertible into 60 million shares of Wherify’s common stock at $0125 per share. Because of the conversion price was less than the market price on the date of sale, a beneficial conversion feature was created under the guidance of EITF 98-5 and EITF 00-27. Wherify recorded $4.8 million discount as deemed dividend to the preferred stock on the date of issuance. Wherify has determined that the conversion feature of the preferred stock is not a derivative instrument pursuant to SFAS No. 133, Accounting for Derivatives, as amended.

Note 15 - Warrants and Options

Common Stock Purchase Warrants

As of June 30, 2006, Wherify had warrants outstanding exercisable for approximately 3.5 million shares of Wherify common stock. Following are the warrant activities for the year ended June 30, 2007:

•
750,000 warrants were granted to Wherify's board of directors for their services. These warrants have a term of five years and an exercise price of $0.20. Fair value of $112,000 was calculated using the Black-Scholes Model. Variables used in the Black-Scholes option-pricing model include (1) discount rate of 4.56%, (2) warrant life is the contractual term of the warrants (5 years), (3) expected volatility of 162.90%, and (4) zero expected dividends.

•
9,000,000 warrants were granted to a placement agent as the offering costs related to Wherify's debt and equity financing. These warrants have a term of five years and an exercise price rang from $0.10 to $0.26. Fair value of $2,047,750 was calculated using the Black-Scholes Model. Variables used in the Black-Scholes option-pricing model include (1) discount rate range from 4.56% to 4.92%, (2) warrant life is the contractual term of the warrants (5 years), (3) expected volatility range from 149.45% to 162.90%, and (4) zero expected dividends.

•
3,000,000 warrants were granted to the investors related to Wherify's debt financing. These warrants have a term of five years and an exercise price of $0.26. Fair value of $740,928 was calculated using the Black-Scholes Model. Variables used in the Black-Scholes option-pricing model include (1) discount rate of 4.92%, (2) warrant life is the contractual term of the warrants (5 years), (3) expected volatility of 149.12%, and (4) zero expected dividends.

•
2,500,000 warrants granted to Cornell in the prior year were re-priced in February 2007. Cornell received additional 18,750,000 warrants as the result of this transaction. In April 2007, Cornell agreed to cancel 14,250,000 of its warrants and as of June 30, 2007, 7,000,000 warrants were remaining outstanding. These warrants have a term of three years and an exercise price of $0.25. Fair value of $905,198 was calculated using the Black-Scholes Model. Variables used in the Black-Scholes option-pricing model include (1) discount rate of 4.91%, (2) warrant life is the contractual term of the warrants (4 years), (3) expected volatility of 162.38%, and (4) zero expected dividends.

As of June 30, 2007, Wherify had warrants outstanding exercisable for approximately 20.7 million shares of Wherify common stock.

The following table summarizes stock warrant activities for the years ended June 30, 2007 and 2006:

		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding at June 30, 2005	1,370,437	1.94

Year ended June 30, 2006:
Granted	2,500,000	2.13
Exercised	(353,780)	3.48
Forfeited and Cancelled	(20,000)	5.00

Outstanding at June 30, 2006	3,496,657	1.90

Year ended June 30, 2007:
Granted	31,500,000	0.20
Exercised	-
Forfeited and Cancelled	(14,250,000)	0.25

Outstanding at June 30, 2007	20,746,657	0.45

Common Stock Purchase Options

1999 Stock Option Plan:

During fiscal 2007 and 2006, Wherify did not issue any new options under this plan and 645,622 options and 250,513 options granted in the previous year under this plan were expired and forfeited, respectively.

During fiscal 2006, 277,625 options under this plan were exercised by the option holders.

As of June 30, 2007, there were 2,803,971 options outstanding.

2001 Stock Option Plan:

There were no activities under this plan during the fiscal 2007 and 2006. As of June 30, 2007, there were 325,000 options outstanding and no remaining stock options available for grant.

2004 Stock Option Plan:

During fiscal 2006, Wherify did not issue any new options under this plan and 110,000 options granted in the previous year under this plan were expired and forfeited.

During fiscal 2007, Wherify issued 4,150,000 options to purchase its common stock to its employees under this plan. These options are for a term of ten years, have exercise price range from $0.16 to $1.70 and vest over three years. Fair value of $663,135 was calculated using the Black-Scholes Model. Variables used in the Black-Scholes option-pricing model during the year include (1) discount rate of 4.89% to 4.94%, (2) option life is the expected term of the options, (3) expected volatility of 126.87% to 298.89%, and (4) zero expected dividends.

1,085,520 options granted in the previous year under this plan were expired and forfeited during fiscal 2007.

As of June 30, 2007, there were 5,511,047 options outstanding.

During the years ended June 30, 2007 and 2006, Wherify recognized option expense of approximately $445,000 and $490,000, respectively, related to the outstanding stock options according to the provisions of FAS 123R, using the modified-prospective transition method.

The following table summarizes stock option activities for the years ended June 30, 2007 and 2006:

		Weighted		Weighted		Weighted
		Average		Average		Average
	1999 Plan	Exercise	2001 Plan	Exercise	2004 Plan	Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at June 30, 2005	3,977,731	$0.37	-	$-	-	$-

Year ended June 30, 2006:
Granted	-	-	325,000	3.22	2,556,567	1.48
Exercised	(277,625)	0.37	-	-	-	-
Forfeited and Cancelled	(250,513)	0.37	-	-	(110,000)	1.65

Outstanding at June 30, 2006	3,449,593	0.43	325,000	3.22	2,446,567	0.78

Year ended June 30, 2007:
Granted	-	-	-	-	4,150,000	0.16
Exercised	-	-	-	-	-
Forfeited and Cancelled	(645,622)	0.55	-	-	(1,085,520)	0.94

Outstanding at June 30, 2007	2,803,971	0.41	325,000	3.22	5,511,047	0.29

Options outstanding and exercisable as of June 30, 2007:

Outstanding		Exercisable
Exercise Price	Number of Shares	Remaining Life	Number of Shares
$0.16 - $0.18	4,040,000	9.92	86,387
$0.26 - $0.62	3,735,174	6.6	2,681,716
$1.21 - $1.70	589,844	7.6	376,788
$2.00 - $6.00	275,000	0.5	275,000
	8,640,018	8.04	3,419,891

Note 16 - Income Taxes

Wherify uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2007 and 2006, Wherify incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $82 million at June 30, 2007, and will expire in the years from 2014 through 2027.

At June 30, 2007, deferred tax assets consisted of the following:

Deferred tax assets	$28,500,000
Less: valuation allowance	(28,500,000)

Net deferred tax assets	$-

Note 17 - Subsequent Events

In August 2007, Wherify sold 1,129 shares of Series B Convertible Preferred Stock and 2,469,688 warrants for $856,000. The preferred stock can be converted into 7,056,250 shares of common stock and the warrants have exercise prices ranging from $0.16 to $0.20.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, California on November 14, 2007.

WHERIFY WIRELESS, INC.

By:	/s/ Vincent Sheeran
Vincent Sheeran, Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Vincent Sheeran as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this report on Form 10-KSB, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Vincent Sheeran Vincent Sheeran	Chief Executive Officer (Principal Executive Officer) and Director	November 14, 2007

/s/ Timothy Neher Timothy Neher	Director	November 14, 2007

/s/ Douglas Hajjar Douglas Hajjar	Director	November 14, 2007

/s/ Wade Fenn Wade Fenn	Director	November 14, 2007

/s/ Daniel McKelvey Daniel McKelvey	Director	November 14, 2007

/s/ Edna Carter Edna Carter	Chief Accounting Officer Controller	November 14, 2007