Form 10QSB
period 2007-09-30
WHERIFY WIRELESS INC
filed 2007-11-19
CIK 1051902

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ending September 30, 2007

or

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
Yes ☐     No ☒

There were 75,289,793 shares of the issuer’s common stock, $.01 par value, outstanding as of November 15, 2007

Transitional Small Business Disclosure Format:     Yes ☐     No ☒

WHERIFY WIRELESS, INC.
FORM 10-QSB
QUARTER ENDED SEPTEMBER 30, 2007

Table of Contents

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Balance Sheets as of September 30, 2007 and June 30, 2007 (unaudited)	3

Statements of Operations for the three months ended September 30, 2007 and 2006 (unaudited)	4

Statements of Condensed Cash Flows for the three months ended September 30, 2007 and 2006 (unaudited)	5

Notes to Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis or Plan of Operation	9

Item 3. Controls and Procedures	15

PART II. OTHER INFORMATION

Item 6. Exhibits	16

Signatures	17

EXHIBITS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Wherify Wireless, Inc.
Balance Sheets
(Unaudited)

	September 30,	June 30,
	2007	2007
ASSETS
Current Assets:
Cash and cash equivalents	$664,137	$2,056,580
Restricted cash	9,071	9,071
Accounts receivable, net of allowance for bad debt	645,978	109,864
Inventory	1,710,813	2,260,991
Prepaid expenses	67,265	93,476
Security deposit	336,190	336,190
Total current assets	3,433,454	4,866,172

Intangible assets, net of accumulated amortization	12,059	15,809
Property and equipment, net of accumulated amortization of $1,476,519 and $1,439,831, respectively	234,862	271,550
Other non-current assets	845,678	973,024
Total Assets	$4,526,053	$6,126,555

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$6,820,452	$7,063,554
Accounts payable - related party	3,105,750	3,105,750
Accrued liabilities	2,919,699	3,528,072
Deferred revenues	80,563	76,852
Notes payable - related parties	2,000,000	2,000,000
Convertible notes	3,362,418	2,872,665
Fair value of derivatives	-	3,525,896
Total current liabilities	18,288,882	22,172,789

Commitments and contingencies	-	-

Stockholders Deficit:
Preferred stock, $0.01 par value 10,000,000 Shares authorized:
Series A Preferred stock, 7,500 shares issued and outstanding	75	75
Series B Preferred stock, 1,129 shares issued and outstanding	11	-
Common stock, $0.01 par value 200,000,000 shares authorized; 75,289,793 and 75,225,277 issued and outstanding, respectively	752,898	752,253
Additional paid-in capital	141,339,709	136,859,523
Accumulated deficit	(155,855,522)	(153,658,085)
Total stockholders' deficit	(13,762,829)	(16,046,234)
Total liabilities and stockholders' deficit	$4,526,053	$6,126,555

Wherify Wireless, Inc.
Statements of Operations
Three months ended September 30, 2007 and 2006
(Unaudited)

	2007	2006

Revenues	$785,583	$184,321
Cost of revenues	554,225	4,610

Gross profit	231,358	179,711

Operating expenses:
General and administrative	1,507,787	3,454,551
Rent expense	41,370	371,355
Amortization and depreciation	167,783	79,822

Total operating expenses	1,716,940	3,905,728

Operating Loss	(1,485,582)	(3,726,017)

Other income (expense):
Derivative gain (loss)	-	(11,456,804)
Interest and other expense	(716,480)	(517,272)
Interest and other income	4,628	12,501

Net loss	(2,197,434)	(15,687,592)
Less: deemed dividend - beneficial conversion feature	(607,878)	-

Net loss attributable to common stock shareholders	$(2,805,312)	$(15,687,592)

Basic and diluted net loss per share	$(0.03)	$(0.27)
Basic and diluted net loss per share attributable to common shareholders	(0.04)	(0.27)

Weighted average number of shares outstanding - basic and diluted	75,256,132	57,415,399

Wherify Wireless, Inc.
Statements of Condensed Cash Flows
Three months ended September 30, 2007 and 2006
(Unaudited)

	2007	2006

Net Cash Used in Operating Activities	$(2,248,922)	$(1,727,260)

Cash Flows from Investing Activities:
Proceeds from sales of certificates of deposit	-	(12,330)
Purchases of property, plant and equipment	-	(4,255)

Net Cash Used in Investing Activities	-	(16,585)

Cash Flows from Financing Activities:
Proceeds from sale of preferred stock, net of offering costs	856,480
Proceeds from sale of common stock, net of offering costs		1,504,642

Net Cash Provided by Financing Activities	856,480	1,504,642

Change in Cash and Cash Equivalents	(1,392,442)	(239,203)
Cash and Cash Equivalents - Beginning Period	2,056,579	524,722

Cash and Cash Equivalents - End of Period	$664,137	$285,519

WHERIFY WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Wherify Wireless, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in Wherify's Annual Report filed with the SEC on Form 10-KSB for the year ended June 30, 2007. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. We have omitted notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the year ended June 30, 2007 as reported in the Form 10-KSB.

NOTE 2 – GOING CONCERN

Wherify’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $155,855,522 and has insufficient working capital to meet its current operating needs and is dependent on successful new financings to continue its operations, all of which raise substantial doubt about Wherify’s ability to continue as a going concern.

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

NOTE 3 – CONVERTIBLE DEBENTURES AND DERIVATIVE LIABILITY

In March 2006, Wherify borrowed $5,000,000 under two secured convertible debentures and issued common stock warrants to its investors. Wherify determined that the conversion feature of the secured convertible debentures and the warrants issued with the secured convertible debentures are embedded instruments pursuant to SFAS No. 133. Accounting for Derivative Instruments and Hedging Activities, as amended. Under the provision of the EITF Issue No. 00-19, Accounting for Derivative Financial Instruments indexed to, and Potentially Settled in, a Company’s Own Stock, the accounting treatment of these derivative financial instruments requires that Wherify record the derivatives at their fair values as of the inception date of the note agreements and at fair value as of each subsequent balance sheet date as a liability. Any change in fair value recorded is recorded as a non-operating, non-option pricing model. This model requires the use of estimates such as the expected holding period, the expected future volatility of Wherify’s common stock and the risk-free interest of return over the holding period. These estimates directly affect the reported amounts of the derivative instrument liabilities.

In December 2006, the FASB issued FASB Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements (EITF 00-19-2). EITF 00-19-2 addresses an issuer's accounting for registration payment arrangements. It specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in EITF 00-19-2 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. This EITF is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issue of this EITF. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this EITF, this is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years.

Wherify evaluated the application of EITF 00-19-2 for all its financial instruments and determined that the conversion feature of the convertible note and the warrants to purchase common stock issued by Wherify associated with the secured convertible debentures in March 2006 no longer qualified to be classified as derivative liabilities. The impact of implementing EITF 00-19-2 for the first quarter resulted in a cumulative effect of a change in accounting principle with a decrease in the derivative liability of $3,525,896 and a decrease to beginning retained earnings of $2,578,493 and a reclassification of the original fair value recorded to equity of $6,104,389.

NOTE 4 – EQUITY

Common Stock

During the quarter ended September 30, 2007, Wherify issued 64,516 shares of its common stock to its consultants for their services. These shares were recorded at their fair value of $10,322.

Preferred Stock

In August 2007, Wherify sold an aggregate of 1,129 shares of Series B Convertible Preferred Stock for $1,129,000. These preferred stock are convertible into Wherify' s common stock at $0.16 per share. In the same offering, Wherify granted 1,764,063 warrants to its investors. Wherify has determined that the conversion feature of the preferred stock and the warrants are not derivative instruments pursuant to SFAS No. 133, Accounting for Derivatives, as amended. Because of the effective conversion price was less than the market price on the date of sale, a beneficial conversion feature was created under the guidance of EITF 98-5 and EITF 00-27. Wherify recorded $607,878 discount as deemed dividend to the preferred stock on the date of issuance.

Wherify incurred $272,520 offering costs related to the sale of these preferred shares. Wherify also granted 706,625 warrants to its placement agent as commission.

NOTE 5 – OPTIONS AND WARRANTS

Common Stock Purchase Options

During the quarter ended September 30, 2007, Wherify issued 1,954,000 options to purchase its common stock to its employees. These options are for a term of ten years, have exercise price range from $0.11 to $0.20 and vest over four years. Fair value of $150,015 was calculated using the Black-Scholes Model. Variables used in the Black-Scholes option-pricing model include (1) discount rate range from 4.13% to 4.90%, (2) option life is the expected term of the options; (3) expected volatility range from 168.57% to 279.29%, and (4) zero expected dividends.

During the quarter ended September 30, 2007, Wherify recognized option expense of approximately $88,000 related to the outstanding stock options according to the provisions of SFAS 123R, using the modified-prospective transition method.

Common Stock Purchase Warrants

The 1,764,063 warrants granted by Wherify to its investors under the Series B Convertible Stock offering are for a term of five years, have an exercise price of the greater of 1) $0.16 or 2) 80% of the 10-days average trading prices immediately preceding the conversion date, but not more than $0.20 per share. Fair value of $301,759 was calculated using the Black-Scholes Model. Variables used in the Black-Scholes option-pricing model include (1) discount rate range from 4.25% to 4.6%, (2) warrant life is the contractual term of the warrants (five years); (3) expected volatility of 174.87%, and (4) zero expected dividends. The relative fair value of $238,064 was considered in the beneficial conversion feature calculation to determine the deemed dividend.

The 705,625 warrants granted by Wherify to its placement agent under the Series B Convertible Stock offering are for a term of five years, have an exercise price of the greater of 1) $0.16 or 2) 80% of the 10-days average trading prices immediately preceding the conversion date, but not more than $0.20 per share. Fair value of $120,703 was calculated using the Black-Scholes Model. Variables used in the Black-Scholes option-pricing model include (1) discount rate range from 4.25% to 4.6%, (2) warrant life is the contractual term of the warrants (five years); (3) expected volatility of 174.87%, and (4) zero expected dividends.

Item 2. Management’s Discussion and Analysis or Plan of Operation

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

Wherify’s auditor included a going concern paragraph in its audit report on Wherify’s financial statements for each of last two fiscal years. Wherify’s auditor has reported that Wherify has suffered net losses in the last two fiscal years and has a significant capital deficit that raises substantial doubt about its ability to continue as a going concern.

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
B.
Section 2 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” provides a discussion and analysis of financial condition and results of operation of Wherify for the three months ending September 30, 2007 and 2006.

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

Wherify has incurred operating losses from continuing operations of approximately $1.5 million for the three months ended September 30, 2007 and $3.7 million for the three months ended September 30, 2006. For the three months ended September 30, 2007 the net losses from operations were $2.2 million and $15.7 million during the comparable three month period ended September 30, 2006. Net cash used for operating activities during the three months ended September 30, 2007 and 2006 was $2.2 million and $1.7 million, respectively. We have accumulated deficit of $155.9 million as of September 30, 2007. These conditions, among others, raise questions about our ability to fund our cash requirements from operations in the future or to continue operations as a going-concern.

As of September 30, 2007, Wherify had cash and cash equivalents of approximately $0.6 million, restricted cash of $9,071 being utilized to cover letters of credit for a supplier, net receivables in the amount of $0.6 million, and other non-current assets for $0.8 million.

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

As of November 15, 2007, we had cash and cash equivalents of approximately $0.1 million. We believe that our cash balance will be adequate to continue our current business plan into December 2007.

We require additional capital in order to successfully operate our business. Significant additional funding will be required throughout 2007 and 2008 to continue operations. There is no guarantee that we will be able to obtain future funding or if we do obtain future funds they will be adequate to continue our operations.

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Net revenues for the three months ended September 30, 2007 were $785,583 and were primarily generated by Wherifone and related products of $744,295 and $41,288 for FACES. Net revenues for three months ended September 30, 2006 was $184,321 which included $134,001 of Wherifone™ product sales and $50,320 of sales related to the FACES products.

Operating expenses for the three months ended September 30, 2007 were $1.7 million versus $3.9 million for the three months ended September 30, 2006. The decrease in expenses were caused by the following:

•	The Company recognized more stock-based compensation expense under the implementation of SFAS 123R in the quarter ended September 30, 2006;
•	Decreased marketing expenses;

•	Decreased sales and administrative salaries, government filing fees and cost associated with customer service management;
•	Significant inventory adjustment was recorded in 2006; and
•
Engineering and development expenses were approximately $0.1 million for the three months ended September 30, 2007 versus approximately $0.4 million for the three months ended September 30, 2006. In 2006, the Company spent more in product development and preparation for the product launch of Wherifone™ products.

Amortization and depreciation increased by approximately $0.1 million due to the amortization of deferred financing costs related to the debt financing.

We evaluated the application of EITF 00-19-2 for all its financial instruments and determined that certain warrants to purchase common stock issued by Wherify associated with the secured convertible debentures in March 2006 no longer qualified to be classified as derivative liabilities. No derivative gain or loss was recorded in the quarter ended September 30, 2007.

Interest and other expense increased by approximately $0.2 million from the prior quarterly period amount primarily due to costs and interest charges related to secured debentures of $5.0 million issued in March 2006 and for the Notes Payable issued in February and June 2006 for an aggregate total of $2.0 million. Interest expense accrued on the $2.0 million loan to-date is approximately $0.3 million.

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

Hardware sales currently consist principally or revenues from the sale of GPS-enabled wireless location devices, primarily Wherify’s handsets plus accessories to new subscribers and to agents and other third-party distributors. The revenue and related expenses associated with the sale of wireless handsets and accessories through our indirect sales channels are recognized when the products from the sales channels are recognized when the products are delivered and accepted by the agent or third party distributor, as this is considered to be a separate earnings process from the sale of wireless services and the probability of collection is likely. Shipping and handling costs for wireless handsets sold to agents and to other third-party distributors are classified as costs of equipment sales.

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

The Company launched its North American wireless location services in October 2006. The Company’s North American subscribers’ rate plan include a feature whereby a subscriber’s monthly usage is automatically charged at the most advantageous rate plan then in effect for the minutes used. For prepaid plans, the Company defers revenue based on an estimate of the portion of unused minutes expected to be utilized prior to expiration. As the Company lacks historical subscriber usage patterns for its specialized services, the Company must apply judgment to estimate the number of unused minutes to be utilized, as well as those which are likely to expire or be forfeited. No deferral of revenue is recorded for the minutes expected to expire or to be forfeited, as no future performance is expected to be required by the Company, nor is there any obligation to refund or redeem for the value expired minutes. The balance of the deferred phone sales and activation fees as of September 30, 2007 and June 30, 2007 was $80,563 and $76,852 respectively, and has been included in deferred revenue in the consolidated balance sheets. When available, revenues for enhanced services and optional features would be recognized as earned. Service revenues also include billings to our subscribers for Universal Service fund (USF) and other regulatory fees.

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

Stock Based Compensation

Prior to January 1, 2006, the Company accounted for stock based compensation under Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (“FAS 123”). As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Effective January 1, 2006, the Company has adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“FAS 123R”) and applied the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified-prospective transition method. Prior periods were not restated to reflect the impact of adopting the new standard. As a result of the adoption of FAS 123R, stock-based compensation expense recognized during the six months ended June 30, 2006 includes compensation expense for all share-based payments granted on or prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant date fair vale estimated in accordance with the provisions of FAS 123R.

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

Item 3. Controls and Procedures

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

At the end of the period covered by this Quarterly Report on Form 10-QSB, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and our Chief Accounting Officer concluded that our disclosure controls and procedures were not effective to ensure that all material information required to be disclosed in this Quarterly Report on Form 10-QSB has been made known to them in a timely fashion. In connection with the completion of its audit of, and the issuance of its report on, our financial statements for the quarter ended September 30, 2007, Malone & Bailey, PC identified deficiencies that existed in the design or operation of our internal control over financial reporting that it considers to be “material weaknesses.” The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.”

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

Changes in Internal Controls Over Financial Reporting

During the fiscal quarter ending September 30, 2007, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II –OTHER INFORMATION

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

WHERIFY WIRELESS, INC.

Date November 19, 2007	/s/ Vincent Sheeran
Vincent Sheeran, Chief Executive Officer
(Principal Executive Officer)

Date November 19, 2007	/s/ Edna Carter
Edna Carter, Chief Accounting Officer and Controller
(Principal Financial Officer)