Form 10QSB
period 2007-12-31
WHERIFY WIRELESS INC
filed 2008-02-19
CIK 1051902

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

There were 75,332,403 shares of the issuer’s common stock, $.01 par value, outstanding as of February 11, 2008

Transitional Small Business Disclosure Format: Yes ☐     No ☑

WHERIFY WIRELESS, INC.
FORM 10-QSB
QUARTER ENDED DECEMBER 31, 2007

Table of Contents
		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Balance Sheets as of December 31, 2007 and June 30, 2007 (unaudited)		3

Statements of Operations for the three and six months ended December 31, 2007 and 2006 (unaudited).		4

Statements of Condensed Cash Flows for the six months ended December 31, 2007 and 2006 (unaudited)		5

Notes to Financial Statements (unaudited)		6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	10

Item 3.	Controls and Procedures	17

PART II. OTHER INFORMATION

Item 6.	Exhibits	20

Signatures		21

EXHIBITS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Wherify Wireless, Inc.
Balance Sheets
(Unaudited)

	December 31, 2007	June 30, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$131,056	$2,056,580
Restricted cash	-	9,071
Accounts receivable, net of allowance for bad debt	99,970	109,864
Inventory	1,642,088	2,260,991
Prepaid expenses	83,623	93,476
Security deposit	336,190	336,190

Total current assets	2,292,927	4,866,172

Intangible assets, net of accumulated amortization	8,309	15,809
Property and equipment, net of accumulated depreciation	197,731	271,550
Other non-current assets	530,638	973,024

Total Assets	$3,029,605	$6,126,555

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$6,982,779	$7,063,554
Accounts payable - related parties	3,105,750	3,105,750
Accrued liabilities	3,285,242	3,528,072
Deferred revenues	75,869	76,852
Notes payable - related party	2,000,000	2,000,000
Convertible notes	4,088,744	2,872,665
Fair value of derivatives	-	3,525,896

Total current liabilities	19,538,384	22,172,789

Commitments and contingencies	-	-

Stockholders Deficit:
Preferred stock, $0.01 par value 10,000,000 shares authorized;
Series A Preferred stock, 7,500 shares issued and outstanding	75	75
Series B Preferred stock, 1,129 shares issued and outstanding	11
Common stock, $0.01 par value 300,000,000 shares authorized; 75,289,793 and 75,225,277 shares issued and outstanding, respectively	752,898	752,253
Additional paid-in capital	143,975,310	136,859,523
Accumulated deficit	(161,237,073)	(153,658,085)

Total stockholders' deficit	(16,508,779)	(16,046,234)

Total liabilities and stockholders' deficit	$3,029,605	$6,126,555

Wherify Wireless, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Revenues	$358,945	$324,459	$1,143,563	$508,780
Cost of revenues	68,557	280,003	622,781	284,613

Gross profit	290,388	44,456	520,782	224,167

Operating expenses:

General and administrative	1,840,236	4,406,966	3,347,064	7,861,518
Rent expense	41,370	408,660	82,740	780,015
Amortization and depreciation	355,922	80,998	523,704	160,820

Total operating expenses	2,237,528	4,896,624	3,953,508	8,802,353

Operating Loss	(1,947,140)	(4,852,168)	(3,432,726)	(8,578,186)

Other income (expense):
Derivative gain (loss)	-	7,090,145	-	(4,366,659)
Interest expense	(857,169)	(514,058)	(1,573,648)	(1,031,330)
Interest income	1,251	9,970	5,879	22,472

Net loss	(2,803,058)	1,733,889	(5,000,495)	(13,953,703)

Less: deemed dividend - beneficial conversion feature	-	-	(607,878)	-

Net loss attributable to common stock shareholders	$(2,803,058)	$1,733,889	$(5,608,373)	$(13,953,703)

Basic and diluted net loss per share	$(0.04)	$0.03	$(0.07)	$(0.22)
Basic and diluted net loss per share attributable to
common shareholders	(0.04)	0.03	(0.07)	(0.22)

Weighted average number of shares outstanding - basic and diluted	75,289,793	68,768,687	75,272,963	63,092,043

Wherify Wireless, Inc.
Statements of Condensed Cash Flows
Six months ended December 31, 2007 and 2006
(Unaudited)

	2007	2006
Net Cash Used in Operating Activities	(2,791,075)	(5,254,245)

Cash Flows from Investing Activities:
Decrease in restricted certificates of deposit	9,071	765,305
Purchases of property, plant and equipment	-	(21,411)

Net Cash Used in Investing Activities	9,071	743,894

Cash Flows from Financing Activities:
Proceeds from sale of preferred stock, net of offering costs	856,480
Proceeds from sale of common stock, net of offering costs		4,044,622

Net Cash Provided by Financing Activities	856,480	4,044,622

Change in Cash and Cash Equivalents	(1,925,524)	(465,729)
Cash and Cash Equivalents - Beginning Period	2,056,580	524,722
Cash and Cash Equivalents - End of Period	$131,056	$58,993

WHERIFY WIRELESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

NOTE 2 - GOING CONCERN

Wherify’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $161,237,073 and has insufficient working capital to meet its current operating needs and is dependent on successful new financings to continue its operations, all of which raise substantial doubt about Wherify’s ability to continue as a going concern.

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

NOTE 3 - CONVERTIBLE DEBENTURES AND DERIVATIVE LIABILITY

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

Secured Convertible Notes at December 31, 2007 consist of the following:

Convertible notes due in 2009, 8% per annum	$4,875,000
Convertible note, 10% per annum	1,200,000
Discount on convertible notes	(1,986,256)

Current maturities on convertible notes	$4,088,744

NOTE 4 - EQUITY

Common Stock

During the six months ended December 31, 2007, Wherify issued 64,516 shares of its common stock to its consultants for their services. These shares were recorded at their fair value of $10,322.

Preferred Stock

In August 2007, Wherify sold 1,129 shares of Series B Convertible Preferred Stock for $1,129,000. This preferred stock is convertible into Wherify' s common stock at $0.16 per share. In the same offering, Wherify granted 1,764,063 warrants to its investors. Wherify has determined that the conversion feature of the preferred stock and the warrants are not derivative instruments pursuant to SFAS No. 133, Accounting for Derivatives, as amended. Because of the effective conversion price was less than the market price on the date of sale, a beneficial conversion feature was created under the guidance of EITF 98-5 and EITF 00-27. Wherify recorded $607,878 discount as deemed dividend to the preferred stock on the date of issuance.

Wherify incurred $272,520 offering costs related to the sale of these preferred shares. Wherify also granted 706,625 warrants to its placement agent as it commission.

NOTE 5 - OPTIONS AND WARRANTS

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

During the quarter ended December 31, 2007, Wherify issued one of its employee options to purchase 50,000 of its common stock. These options are for a term of ten years and vest over four years. These options have exercise price of $0.08 and the calculated fair value of $3,757 using the Black-Scholes Model. Variables used in the Black-Scholes option-pricing model include (1) discount rate 3.36%, (2) option life is the expected term of the options; (3) expected volatility range of 184.49%, and (4) zero expected dividends.

During the six months ended December 31, 2007, Wherify recognized option expense of approximately $145,252 related to the outstanding stock options according to the provisions of SFAS 123R, using the modified-prospective transition method.

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

NOTE 6 - SUBSEQUENT EVENTS

On January 10, 2008, the Board of Directors of Wherify approved to issue 315,789 common shares to Doug Hajjar, 34,211 common shares to Wade Fenn, 71,053 common shares to Daniel McKelvey, and 34,211 common shares Neil Morris in lieu of cash payments of $30,000, $3,250, $6,750 and $3,250, respectively, for their services as directors for the period of July 1, 2007 to January 1, 2008. The Board also approved to issue an additional 157,895 common shares to Mr. Hajjar for his efforts in securing the Company’s debt financing.

On November 29, 2007 Wherify Wireless, Inc. entered into a License Agreement with SOSGPS Holdings, LLC, a Texas limited liability company (“SOS”). Under the License Agreement, Wherify provided SOS with a worldwide license of Wherify’s technology for the Wherifone to manufacture, distribute and market the Wherifone. Under the License Agreement, SOS would pay Wherify a license fee of $1 million. On January 23, 2008, Wherify Wireless, Inc. notified SOS of their failure to pay and their right to cure within 30 days under the terms of the agreement.

On February 1, 2008, Wherify received a Notice of Default from Yorkville Advisors, LLC (f/k/a Cornell Capital Partners, L.P). The Notice of Default is related to Convertible Debentures entered into on March 10, 2006 and March 14, 2006, and subsequent amendments thereto between Wherify and Cornell Capital Partners, L.P. The notice was triggered by Wherify’s failure to pay the most recent payments on the debentures to YA Global Investments, L.P. when due. On February 7, 2008, Wherify entered into a Forbearance Agreement where Yorkville Advisors, LLC has agreed to forbear from exercising its rights and remedies under certain debentures described above in respect of Wherify's default under the debenture terms until March 6, 2008. As of February 7, 2008, the debentures have an outstanding balance of approximately $4,875,000 in principal and $608,734 in interest. On February 8, 2008, Wherify received a Conversion Notice from YA Global Investments, L.P. to convert $80,000 of the principal amount of the Convertible Debenture, entered into on March 10, 2006, into 1,632,653 shares of restricted common stock of Wherify Wireless, Inc. based on the default conversion price of $0.049.

On February 5, 2008, Wherify received a notice from GPS Associates LLC to convert all of its $1.2 Million of outstanding Convertible Promissory Note, entered into on February 22, 2007, into 12 million shares of restricted common stock of Wherify Wireless, Inc. based on a conversion price of $0.10.

On February 7, 2008, Wherify Wireless, Inc. signed an agreement with YAGlobal Investments, L.P. (f/k/a Cornell Capital Partners, L.P) to release their asset lien and security interest in the FACES asset and allow Wherify to sell the FACES asset. On February 8, 2008, Wherify Wireless, Inc. sold its FACES software product to a private party for $150,000.

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

Wherify has incurred operating losses from continuing operations of approximately $3.4 million for the six months ended December 31, 2007 and $8.6 million for the six months ended December 31, 2006. For the six months ended December 31, 2007 the net losses from operations were $5.0 million and $14.0 million during the comparable six month period ended December 31, 2006. Net cash used for operating activities during the six months ended December 31, 2007 and 2006 was $2.8 million and $5.3 million, respectively. We have accumulated deficit of $161.2 million as of December 31, 2007. These conditions, among others, raise questions about our ability to fund our cash requirements from operations in the future or to continue operations as a going-concern.

As of December 31, 2007, Wherify had cash and cash equivalents of approximately $0.1 million, net receivables in the amount of $0.1 million, and other non-current assets for $0.5 million. During the quarter ended December 31, 2007, approximately $0.5 million of receivables were deemed to be doubtful accounts and an allowance of bad debt was recognized in the quarter for these accounts.

On November 29, 2007 Wherify Wireless, Inc. entered into a License Agreement with SOSGPS Holdings, LLC, a Texas limited liability company (“SOS”). Under the License Agreement, Wherify provided SOS with a worldwide license of Wherify’s technology for the Wherifone to manufacture, distribute and market the Wherifone. Under the License Agreement, SOS would pay Wherify a license fee of $1 million. On January 23, 2008, Wherify Wireless, Inc. notified SOS of their failure to pay and their right to cure within 30 days under the terms of the agreement.

We have financed our operations through private offerings of our common stock, preferred stock, and debt borrowings.

On August 1, 2007 and August 31, 2007 we sold an aggregate of 1,129 shares of Series B Convertible Adjustable Preferred Stock which is convertible into 7,056,250 shares of common stock. In connection with this transaction we granted warrants to purchase 2,469,688 shares of common stock at a minimum exercise price of $0.16; but not greater than $0.20 at the conversion which, as of February 11, 2008, has not accurred. As a result of these financings Wherify received net proceeds of approximately $857,000.

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

As of February 11, 2008, we had cash and cash equivalents of approximately $0.2 million. We believe that our cash balance will be adequate to continue our current business plan into March 2008.

We require additional capital in order to successfully operate our business. Significant additional funding will be required throughout 2008 to continue operations. There is no guarantee that we will be able to obtain future funding or if we do obtain future funds they will be adequate to continue our operations.

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

Results of Operations

Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006

Net revenues for the three months ended December 31, 2007 were $358,945 and were primarily generated by Wherifone and related products of $323,226 and $35,719 for FACES. Net revenues for three months ended December 31, 2006 were $324,459 which included $271,959 of Wherifone™ product sales and $52,500 of sales related to the FACES products.

Operating expenses for the three months ended December 31, 2007 were $2.2 million versus $4.9 million for the three months ended December 31, 2006. The decrease in expenses were caused by the following:

•	Write-off of capitalized legal and audit costs related to the SEDA financing in the quarter ended December 31, 2006;

•	Traveling and Marketing expenses were higher in 2006 due to the launch of Wherifone™ products.

•	Decreased sales and administrative salaries, government filing fees and cost associated with customer service management;

•	Significant inventory adjustment was recorded in 2006;

•
Engineering and development expenses were approximately $0.1 million for the three months ended December 31, 2007 versus approximately $0.4 million for the three months ended December 31, 2006. In 2006, the Company spent more in product development and preparation for the product launch of Wherifone™ products; and

•	Increased allowance for bad debt of $0.5 million.

Amortization and depreciation increased by approximately $0.3 million due to the amortization of deferred financing costs related to the debt financing.

Rent expense decreased by approximately $0.4 million due to the leasing of new principal offices in April, 2007.

We evaluated the application of EITF 00-19-2 for all its financial instruments and determined that certain warrants to purchase common stock issued by Wherify associated with the secured convertible debentures in March 2006 no longer qualified to be classified as derivative liabilities. No derivative gain or loss was recorded in the quarter ended December 31, 2007.

Interest expense increased by approximately $0.3 million from the prior quarterly period amount primarily due to costs and interest charges related to secured debentures of $5.0 million issued in March 2006 and for the Notes Payable issued in February and June 2006 for an aggregate total of $2.0 million. During the three months ended December 31, 2007, interest expense accrued on the $2.0 million loan was approximately $57,000.

Six Months Ended December 31, 2007 Compared to Six Months Ended December 31, 2006

Net revenues for the six months ended December 31, 2007 were $1,143,563 and were primarily generated by Wherifone and related products of $1,066,556 and $77,007 for FACES. Net revenues for six months ended December 31, 2006 were $508,780 which included $405,960 of Wherifone™ product sales and $102,820 of sales related to the FACES products.

Operating expenses for the six months ended December 31, 2007 were $4.0 million versus $8.8 million for the six months ended December 31, 2006. The decrease in expenses were caused by the following:

•	The Company recognized more stock-based compensation expense under the implementation of SFAS 123R in the quarter ended September 30, 2006;

•	Decreased marketing expenses;

•	Decreased sales and administrative salaries, government filing fees and cost associated with customer service management;

•	Significant inventory adjustment was recorded in 2006;

•
Engineering and development expenses were approximately $0.2 million for the six months ended December 31, 2007 versus approximately $0.8 million for the six months ended December 31, 2006. In 2006, the Company spent more in product development and preparation for the product launch of Wherifone™ products; and

•	Increased allowance for bad debt of $0.5 million.

Amortization and depreciation increased by approximately $0.4 million due to the amortization of deferred financing costs related to the debt financing.

Rent expense decreased by approximately $0.7 million due to the leasing of new principal offices in April, 2007.

We evaluated the application of EITF 00-19-2 for all its financial instruments and determined that certain warrants to purchase common stock issued by Wherify associated with the secured convertible debentures in March 2006 no longer qualified to be classified as derivative liabilities. No derivative gain or loss was recorded in the six months ended December 31, 2007.

Interest expense increased by approximately $0.5 million from the prior six month period amount primarily due to costs and interest charges related to secured debentures of $5.0 million issued in March 2006 and for the Notes Payable issued in February and June 2006 for an aggregate total of $2.0 million. Interest expense accrued on the $2.0 million loan to-date is approximately $0.4 million.

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

The Company launched its North American wireless location services in October 2006. The Company’s North American subscribers’ rate plan include a feature whereby a subscriber’s monthly usage is automatically charged at the most advantageous rate plan then in effect for the minutes used. For prepaid plans, the Company defers revenue based on an estimate of the portion of unused minutes expected to be utilized prior to expiration. As the Company lacks historical subscriber usage patterns for its specialized services, the Company must apply judgment to estimate the number of unused minutes to be utilized, as well as those which are likely to expire or be forfeited. No deferral of revenue is recorded for the minutes expected to expire or to be forfeited, as no future performance is expected to be required by the Company, nor is there any obligation to refund or redeem for the value expired minutes. The balance of the deferred phone sales and activation fees as of December 31, 2007 and June 30, 2007 was $75,869 and $76,852 respectively, and has been included in deferred revenue in the consolidated balance sheets. When available, revenues for enhanced services and optional features would be recognized as earned. Service revenues also include billings to our subscribers for Universal Service fund (USF) and other regulatory fees.

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

FACTORS AFFECTING FUTURE OPERATING RESULTS

Wherify’s business is subject to numerous risks and uncertainties, including risks and uncertainties relating to our limited operating history; liquidity; incurrence of net losses; lengthy development, manufacturing and sales cycles; competition; product related risks; and other risks as discussed in Wherify’s Annual Report filed with the SEC on Form 10-KSB for the year ended June 30, 2007. These risks factors, among others, could cause actual results to differ materially form those contained in forward-looking statements made in this report or presented elsewhere by management from time to time.

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

At the end of the period covered by this Quarterly Report on Form 10-QSB, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and our Chief Accounting Officer concluded that our disclosure controls and procedures were not effective to ensure that all material information required to be disclosed in this Quarterly Report on Form 10-QSB has been made known to them in a timely fashion. In connection with the completion of its audit of, and the issuance of its report on, our financial statements for the quarter ended December 31, 2007, Malone & Bailey, PC identified deficiencies that existed in the design or operation of our internal control over financial reporting that it considers to be “material weaknesses.” The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.”

The deficiencies in our internal control related to inventory observation, expense recognition, derivative instruments valuation and disclosure control deficiencies related to transactions involving stock-based compensation and income taxes. These deficiencies have been disclosed to our Board of Directors and Audit Committee Members. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Due to financial constraints we may not be able to improve our internal controls over financial reporting and improve supervision of our accounting staff with respect to generally accepted accounting principles.

Changes in Internal Controls Over Financial Reporting

During the fiscal quarter ending December 31, 2007, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II -OTHER INFORMATION

Item 1. Legal Proceedings

Golin/Harris International, Inc. v. Wherify Wireless, Inc.

On August 20,2007, Golin/Harris International, a Virginia Corporation, filed suit against Wherify Wireless, Inc. a Delaware corporation, in the United States District Court, Los Angeles Superior Court - Central District of California. The complaint sought approximately $193,435 together with court awarded interest thereon for failure by Wherify Wireless, Inc. to pay services rendered by plaintiff. The case management conference scheduled for November 20, 2007 was postponed and not yet rescheduled.

CDW Corporation, Inc. v. Wherify Wireless, Inc.

On June 20, 2007, CDW Corporation , Inc, an Illinois Corporation, filed suit against Wherify Wireless, Inc., a Delaware Corporation, in the United States Circuit Court of Cook County Illinois, Municipal Department, First District of Illinois. The complaint sought approximately $26,413 plus interest and costs in accordance with the Illinois Statute for computer hardware sold to Wherify Wireless, Inc. On September 28, 2007 Wherify Wireless and CDW Corporation entered into a negotiated settlement out of court wherein Wherify will pay the settlement amount in monthly installments through September 2008. Wherify Wireless, Inc., a Delaware Corporation, has not been able to make these payments as agreed to due to the financial condition of the Company.

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

On August 8, 2007, at the prove-up hearing, the Court’s judgment was entered in favor of the Plaintiff, Fixture Hardware Company in the amount of $239,188. On October 12, 2007, Fixture Hardware Co. and Wherify reached a settlement and mutual release wherein Wherify will pay Furniture Hardware Co. the settlement amount in monthly installments through September, 2008. Wherify Wireless, Inc., a Delaware Corporation, has not been able to make these payments as agreed to due to the financial condition of the Company.

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

In addition, Westport recently undertook efforts to enforce its judgment against the assets of Wherify Delaware. Wherify Delaware is vigorously resisting these efforts. Specifically, Westport served a writ of execution on account funds that Wherify Delaware maintained at Wells Fargo Bank. On application by Wherify Delaware, the Superior Court recently ruled that the Westport judgment is limited to Wherify California only. In response to this ruling, Wherify Delaware filed a third party claim, which was upheld and the funds returned to Wherify Delaware.

Item 4.	Submission of Matters to a Vote of Security Holders

On December 28, 2007 an annual meeting of the shareholders of Wherify Wireless, Inc., a Delaware corporation (“Wherify”), was held to vote upon the following matters. At the meeting 117,086,180 shares of the Company’s Common Stock and Preferred Stock (on as-converted basis) representing 82.25% of a total of 142,346,043 shares of Common Stock and Preferred Stock (on as-converted basis) outstanding and eligible to vote at such annual meeting were present.

1.	Election of directors, each to serve until the next annual meeting of stockholders of the Company and until their successors shall have been duly elected and shall qualify.

Nominees:	For:	Withheld:
Daniel McKelvey	114,905,819	2,180,361
Vincent Sheeran	116,386,462	699,718
Douglas Hajjar	116,195,712	890,468

Consequently all nominees were elected by the shareholders of Wherify.

		For:	Against:	Abstain:
2.	Proposal to amend the Company’s Certificate of Incorporation to increase the authorized number of shares of Common Stock from 200 million shares to 300 million shares.	115,236,039	1,829,682	20,456
3.	Proposal to amend the Company’s 2004 Stock Plan to increase the number of shares available for issuance to 20 million shares.	83,183,200	2,276,325	225,437
4.	Proposal to ratify the appointment of Malone & Bailey PC as independent auditors to the Company for the fiscal year ending June 30, 2008.	117,052,064	15,745	18,371

Consequently the three proposals were approved by the shareholders of Wherify.

Item 6. Exhibits

Exhibit No.	Description
31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHERIFY WIRELESS, INC.

Date February 19, 2008	/s/ Vincent Sheeran
Vincent Sheeran, Chief Executive Officer
(Principal Executive Officer)

Date February 19, 2008	/s/ Edna Carter
Edna Carter, Chief Accounting Officer and Controller
(Principal Financial Officer)