Form 10QSB
period 2008-03-31
WHERIFY WIRELESS INC
filed 2008-05-20
CIK 1051902

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ending March 31, 2008
or
ྑ	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-24001

WHERIFY WIRELESS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	76-0552098
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

63 Bovet Road, #521, San Mateo, California 94402-3104
(Address of principal executive offices)

(650) 524-3000
(Issuer’s telephone number)

901 Mariners Island Boulevard, San Mateo, California 94404-1592
(Former mailing address)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☑     No ྑ

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
                                                                                                                                                                     Yes ྑ     No ☑

There were 89,117,889 shares of the issuer’s common stock, $.01 par value, outstanding as of May 15, 2008

Transitional Small Business Disclosure Format:       Yes ྑ     No ☑

WHERIFY WIRELESS, INC.
FORM 10-QSB
QUARTER ENDED March 31, 2008

Table of Contents
Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.................................................................................................................................@@

Balance Sheets as of March 31, 2008 and June 30, 2007 (unaudited) ................. …......................................@@

Statements of Operations for the three and nine months ended March 31, 2008 and 2007 (unaudited). … @@

Statements of Condensed Cash Flows for the nine months ended March 31, 2008 and 2007 (unaudited) @@

Notes to Financial Statements (unaudited)..........................................................................................................@@

Item 2. Management’s Discussion and Analysis or Plan of Operation.................................................................@@

Item 3. Controls and Procedures............................ .................................@@

Signatures.......................................................................................................................................................................@@

EXHIBITS......................................................................................................................................................................@@

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WherifyWireless, Inc.
Balance Sheets
(Unaudited)

ASSETS
	March 31, 2008	June 30, 2007
Current Assets:
Cash and cash equivalents	$12,602	$2,056,580
Restricted cash	-	9,071
Accounts receivable, net of allowance for bad debt	49,923	109,864
Inventory, net	-	2,260,991
Prepaid expenses	69,284	93,476
Security deposit	13,790	336,190

Total current assets	145,599	4,866,172

Intangible assets, net of accumulated amortization	-	15,809
Property and equipment, net of accumulated depreciation	20,694	271,550
Other non-current assets	79,507	973,024

Total Assets	$245,800	$6,126,555

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$7,220,475	$7,063,554
Accounts payable - related party	3,105,750	3,105,750
Accrued liabilities	3,474,231	3,528,072
Deferred revenues	74,618	76,852
Notes payable - related parties	2,000,000	2,000,000
Convertible notes	4,865,704	2,872,665
Fair value of derivatives	-	3,525,896

Total current liabilities	20,740,778	22,172,789

Commitments and contingencies	-	-

Stockholders Deficit:
Preferred stock, $0.01 par value 10,000,000 shares authorized;
Series A Preferred stock, 7500 shares issued and outstanding	75	75
Series B Preferred stock, 1,129 shares issued and outstanding	11
Common stock, $0.01 par value 300,000,000 shares authorized;
85,167,889 and 75,225,277 shares issued and outstanding, respectively	851,679	752,253
Additional paid-in capital	144,132,841	136,859,523
Accumulated deficit	(165,479,584)	(153,658,085)

Total stockholders' deficit	(20,494,978)	(16,046,234)

Total liabilities and stockholders' deficit	$245,800	$6,126,555

Wherify Wireless, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007

Revenues	$166,681	$135,335	$1,310,244	$644,115
Cost of revenues	66,632	21,034	689,413	305,647

Gross profit	100,049	114,301	620,831	338,468

Operating expenses:

General and administrative	2,828,497	2,442,625	6,175,562	10,304,143
Rent expense	41,370	158,716	124,110	938,731
Amortization and depreciation	486,120	120,293	1,009,824	281,113

Total operating expenses	3,355,987	2,721,634	7,309,496	11,523,987

Operating Loss	(3,255,938)	(2,607,333)	(6,688,665)	(11,185,519)

Other income (expense):
Derivative gain (loss)	-	1,881,930	-	(2,484,729)
Interest and other expense	(1,126,011)	(570,524)	(2,699,659)	(1,601,854)
Interest and sale of assets	139,438	1,666	145,318	24,138

Net loss	(4,242,511)	(1,294,261)	(9,243,006)	(15,247,964)

Less: deemed dividend - beneficial conversion feature	-	-	(607,878)	-

Net loss attributable to common stock shareholders	$(4,242,511)	$(1,294,261)	$(9,850,884)	$(15,247,964)

Basic and diluted net loss per share	$(0.05)	$(0.02)	$(0.12)	$(0.23)
Basic and diluted net loss per share attributable to common shareholders	(0.05)	(0.02)	(0.13)	(0.23)

Weighted average number of shares outstanding - basic and diluted	77,210,721	72,562,960	75,914,185	66,202,928

Wherify Wireless, Inc.
Statements of Condensed Cash Flows
Nine months ended March 31, 2008 and 2007
(Unaudited)

	2008	2007
Net Cash Used in Operating Activities	(2,909,779)	(7,163,870)

Cash Flows from Investing Activities:
Decrease in restricted certificates of deposit	9,071	1,268,866
Purchases of property, plant and equipment	-	(21,411)
Disposal of property and equipment	250	8,000
Net Cash Used in Investing Activities	9,321	1,255,455

Cash Flows from Financing Activities:
Proceeds from sale of preferred stock, net of offering costs	856,480
Proceeds from sale of common stock, net of offering costs		4,044,622
Proceeds from notes payable - related party		175,000
Proceeds from convertible note payable		1,200,000
Net Cash Provided by Financing Activities	856,480	5,419,622

Change in Cash and Cash Equivalents	(2,043,978)	(488,793)
Cash and Cash Equivalents - Beginning Period	2,056,580	524,722
Cash and Cash Equivalents - End of Period	$12,602	$35,929

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

NOTE 2 - GOING CONCERN

Wherify’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $165,479,584 and has insufficient working capital to meet its current operating needs and is dependent on successful new financings to continue its operations, all of which raise substantial doubt about Wherify’s ability to continue as a going concern.

During the quarter ended March, 31, 2008, Wherify laid off all its employees, except one, due to insufficient funds and vacated its principal offices in April, 2008. Four employees continue to assist the company as consultants. Inventory and test equipment at its contract manufacturer of the GPS-enabled wireless location product (the WherifoneTM) were deemed impaired and written off the balance sheet.

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

On February 1, 2008, Wherify received a Notice of Default from Yorkville Advisors, LLC (f/k/a Cornell Capital Partners, L.P). The Notice of Default is related to Convertible Debentures entered into on March 10, 2006 and March 14, 2006, and subsequent amendments thereto between Wherify and Cornell Capital Partners, L.P. The notice was triggered by Wherify’s failure to pay the most recent payments on the debentures to YA Global Investments, L.P. when due. On February 7, 2008, Wherify entered into a Forbearance Agreement where Yorkville Advisors, LLC has agreed to forbear from exercising its rights and remedies under certain debentures described above in respect of Wherify's default under the debenture terms until March 6, 2008. As of February 7, 2008, the debentures had an outstanding balance of approximately $4,875,000 in principal and $608,734 in interest. On February 8, 2008, Wherify received a Conversion Notice from YA Global Investments, L.P. to convert $80,000 of the principal amount of the Convertible Debenture, entered into on March 10, 2006, into 1,632,653 shares of restricted common stock of Wherify Wireless, Inc. based on the default conversion price of $0.049.

On March 28, 2008, Wherify received a Conversion Notice from YA Global Investments, L.P. to convert $37,000 of the principal amount of the Convertible Debenture, entered into on March 10, 2006, into 3,700,000 shares of restricted common stock of Wherify Wireless, Inc. based on the default conversion price of $0.01.

On May 19, 2008 Wherify, Inc entered into a forbearance agreement with Yorkville advisors subject to the company successfully securing bridge loan financing and successfully progressing with its merger discussions and signing a letter of intent. The conditional forbearance is in place at least until May 30, 2008..

Secured Convertible Notes at March 31, 2008 consist of the following:

Convertible notes due in 2009, 8% per annum	$4,758,000
Convertible note, 10% per annum	1,200,000
Discount on convertible notes	(1,092,296)
Current maturities of convertible notes	$4,865,704

NOTE 4 - EQUITY

Common Stock

During the nine months ended March 31, 2008, Wherify issued 4,609,959 shares of its common stock to its consultants for their services. These shares were recorded at their fair value of $94,781.

During the nine months ended March 31, 2008, Wherify issued 5,332,653 shares as the result of the conversion requests received from YAGlobal.

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

Option Expense

During the nine months ended March 31, 2008, Wherify recognized option expense of $200,104 related to the outstanding stock options according to the provisions of SFAS 123R, using the modified-prospective transition method.

NOTE 5 - SALE OF FACES ASSETS

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
B.
Section 2 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” provides a discussion and analysis of financial condition and results of operation of Wherify for the three and nine months ending March 31, 2008 and 2007.

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

Wherify has incurred operating losses from continuing operations of approximately $6.7 million for the nine months ended March 31, 2008 and $11.2 million for the nine months ended March 31, 2007. For the nine months ended March 31, 2008 the net losses from operations were $9.2 million and $15.2 million during the comparable nine month period ended March 31, 2007. Net cash used for operating activities during the nine months ended March 31, 2008 and 2007 was $2.9 million and $7.2 million, respectively. We have accumulated deficit of $165.5 million as of March 31, 2008. These conditions, among others, raise questions about our ability to fund our cash requirements from operations in the future or to continue operations as a going-concern.

As of March 31, 2008, Wherify had cash and cash equivalents of approximately $12,602, net receivables in the amount of $49,923, and other non-current assets for $79,507. During the quarter ended December 31, 2007, approximately $0.5 million of receivables were deemed to be doubtful accounts and an allowance of bad debt was recognized for these accounts.

On November 29, 2007 Wherify Wireless, Inc. entered into a License Agreement with SOSGPS Holdings, LLC, a Texas limited liability company (“SOS”). Under the License Agreement, Wherify provided SOS with a worldwide license of Wherify’s technology for the Wherifone to manufacture, distribute and market the Wherifone. Under the License Agreement, SOS would pay Wherify a license fee of $1 million. On January 23, 2008, Wherify Wireless, Inc. notified SOS of their failure to pay and their right to cure within 30 days under the terms of the agreement. With no response from SOSGPS Holdings, LLC, Wherify is contemplating its legal remediates to cure the breach.

We have financed our operations through private offerings of our common stock, preferred stock, and debt borrowings.

On August 1, 2007 and August 31, 2007 we sold an aggregate of 1,129 shares of Series B Convertible Adjustable Preferred Stock which is convertible into 7,056,250 shares of common stock. In connection with this transaction we granted warrants to purchase 2,469,688 shares of common stock at a minimum exercise price of $0.16; but not greater than $0.20 at the conversion which, as of May 15, 2008, has not occurred. As a result of these financings Wherify received net proceeds of approximately $857,000.

We intend to pursue various sources of public and private financing to provide us greater flexibility and certainty with respect to our financing needs.

In order for the Company to continue operations and to properly execute the business model it has on hand, the Company has to raise money very quickly in order to cover its expenses and its obligations to creditors.

Wherify currently does not have any credit facility available to it. Wherify has financed its operations to date primarily through the issuance of shares of common and preferred stock and convertible debentures. There is going concern in the auditors’ reports for the fiscal year ended June 30, 2007 and 2006. We continue in the process of locating financing sources to meet our financial needs and to provide a greater flexibility and certainty to our financing needs. Adequate funds may not be available on terms acceptable to us. If additional funds are raised through the issuance equity securities, we will need to amend our certificate of incorporation and increase the number of authorized shares of common stock. If funding is insufficient at any time in the future, we may be unable to continue the development of our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have material adverse effect on our financial position, results of operations and cash flows, or we may be unable to continue operations.

We do not have material capital leases or material commitments for capital expenditures but we have anticipated payments to note holders and contractual arrangements made to vendors and third parties for payments of services that are substantial thus impacting our cash position severely.

We expect operating losses and negative operating cash flows to continue for at least the next-nine to twelve months on the assumption that we continue our business plan to successfully sell our Wherifone product in both North America and internationally during the calendar year 2008. The launch of our Wherifone product in the various markets is contingent on a number of factors, including establishing the distribution agreement in that country or territory with a qualified distributor, signing-up carrier to support the subsequent subscribers using our patented GPS-enabled locator services, arranging to produce adequate numbers of Wherifone through or contract manufacturer, and the market’s general acceptance of our Wherifone in a highly competitive and evolving market place for GPS-enabled locator services, including through cell phone-like devices. During this time leading up to new product launches we expect our operating costs to increase because of expected new product launch expenses not previously incurred that are related to new product brand development, marketing and other promotional activities; targeted increases in personnel to support our critical new development launch activities; the expansion of our billing and collections infrastructure and customer support services concurrent with our growth in new product sales and subscriber sign-ups, strategic relationship development with our distributors and resellers and the working capital requirements needed to initially fill out our Wherifone product pipeline from our contract manufacturer to our final customers.

As of May 15, 2008, we had cash and cash equivalents of approximately $5,000. Our cash balance will not be adequate to continue our current business plan for May 2008. We have curtailed all but very critical activities pending obtaining additional new financing. All employees, except one, were laid off on February 28, 2008; four of the laid off employees continue to assist the company as consultants. On April 28, 2008, we vacated the leased premises occupied as our principal offices due to failure to pay rent.

We require additional capital in order to successfully operate our business. Significant additional funding will be required throughout 2008 to continue operations. There is no guarantee that we will be able to obtain future funding or if we do obtain future funds they will be adequate to continue our operations.

Management is currently working to obtain the financing required to address our current financial difficulties. Management recognizes the need for additional funding beyond the immediate efforts to achieve new financing and will be taking those steps to prepare for future public and private financing rounds as soon as practical with the services of an investment banker. Adequate funds may not be available, and if available may not be available on terms acceptable to us. If additional funds are raised through the issuance of equity securities, dilution to existing stockholders may result. In the event that funding remains insufficient now or at any time in the future the Company will be forced to take significant steps to curtail on-going spending, including but not limited to the elimination of some or all of our operations and any or all plans for expansion of operations.

Even with sufficient and timely financing, there can be no assurance that we will achieve profitability. Due to these factors, we believe that period-to-period comparisons of our results of operations are not necessarily a good indication of future performance. The results of operations in some future periods may be below the expectations of analysts and investors.

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Net revenues for the three months ended March 31, 2008 were $166,681 and were primarily generated by Wherifone and related products of $156,301 and $10,380 for FACES. Net revenues for three months ended March 31, 2007 were $135,335 which included $105,381 of Wherifone™ product sales and $29,954 of sales related to the FACES products.

Operating expenses for the three months ended March 31, 2008 were $3.4 million versus $2.7 million for the three months ended March 31, 2007. The decrease in expenses were caused by the following:

•	Only critical operating activities were performed during the quarter ended March 31, 2008;
•	Traveling and Marketing expenses were higher in 2007 due to the launch of Wherifone™ products;
•	Decreased sales and administrative salaries, government filing fees and cost associated with customer service management;
•	Engineering and development expenses were higher in 2007due to the product launch of Wherifone™ products;
•	Increased inventory adjustment for products at contract manufacturer; and
•	Assets write off for equipment at contract manufacturer.

Amortization and depreciation increased by approximately $0.4 million due to the amortization of deferred financing costs related to the debt financing.

Rent expense decreased by approximately $0.1 million due to the leasing of new principal offices in April, 2007. On April 28, 2008, we vacated the leased premises occupied as our principal offices due to failure to pay rent.

We evaluated the application of EITF 00-19-2 for all its financial instruments and determined that certain warrants to purchase common stock issued by Wherify associated with the secured convertible debentures in March 2006 no longer qualified to be classified as derivative liabilities. No derivative gain or loss was recorded in the quarter ended March 31, 2008.

Interest expense increased by approximately $0.6 million from the prior quarterly period amount primarily due to costs and interest charges related to secured debentures of $5.0 million issued in March 2006 and for the Notes Payable issued in February and June 2006 for an aggregate total of $2.0 million. During the three months ended March 31, 2008, interest expense accrued on the $2.0 million loan was approximately $56,000.

Interest and Asset Sale increased by approximately $0.1 million from the prior quarterly period amount primarily due to income from the sale of FACES assets.

Nine Months Ended March 31, 2008 Compared to Nine Months Ended March 31, 2007

Net revenues for the nine months ended March 31, 2008 were $1,310,244 and were primarily generated by Wherifone and related products of $1,222,857 and $87,387 for FACES. Net revenues for nine months ended March 31, 2007 were $644,115 which included $513,375 of Wherifone™ product sales and $130,740 of sales related to the FACES products.

Operating expenses for the nine months ended March 31, 2008 were $7.3 million versus $11.5 million for the nine months ended March 31, 2007. The decrease in expenses were caused by the following:

•	Write-off of capitalized legal and audit costs related to the SEDA financing in 2007 of approximately $0.6 million;
•	Decreased marketing expenses;
•	Decreased sales and administrative salaries, government filing fees and cost associated with customer service management;
•	Inventory adjustment in 2007 of $1.3 million, offset by inventory adjustment at contract manufacturer of $1.6 million in 2008
•	Engineering and development expenses were higher in 2007 due to the product launch of Wherifone™ products;
•	Increased allowance for bad debt of $0.6 million; and
•	Assets write off for equipment at contract manufacturer.

Amortization and depreciation increased by approximately $0.7 million due to the amortization of deferred financing costs related to the debt financing.

Rent expense decreased by approximately $0.8 million due to the leasing of new principal offices in April, 2007. On April 28, 2008, we vacated the leased premises occupied as our principal offices due to failure to pay rent.

We evaluated the application of EITF 00-19-2 for all its financial instruments and determined that certain warrants to purchase common stock issued by Wherify associated with the secured convertible debentures in March 2006 no longer qualified to be classified as derivative liabilities. No derivative gain or loss was recorded in the nine months ended March 31, 2008.

Interest expense increased by approximately $1.1 million from the prior nine month period amount primarily due to costs and interest charges related to secured debentures of $5.0 million issued in March 2006 and for the Notes Payable issued in February and June 2006 for an aggregate total of $2.0 million. Interest expense accrued on the $2.0 million loan to-date is approximately $0.4 million.

Interest and Asset Sale increased by approximately $0.1 million from the prior quarterly period amount primarily due to income from the sale of FACES assets.

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

Hardware sales currently consist principally of revenues from the sale of GPS-enabled wireless location devices, primarily Wherify’s handsets plus accessories to new subscribers and to agents and other third-party distributors. The revenue and related expenses associated with the sale of wireless handsets and accessories through our indirect sales channels are recognized when the products from the sales channels are recognized when the products are delivered and accepted by the agent or third party distributor, as this is considered to be a separate earnings process from the sale of wireless services and the probability of collection is likely. Shipping and handling costs for wireless handsets sold to agents and to other third-party distributors are classified as costs of equipment sales.

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

The Company launched its North American wireless location services in October 2006. The Company’s North American subscribers’ rate plan include a feature whereby a subscriber’s monthly usage is automatically charged at the most advantageous rate plan then in effect for the minutes used. For prepaid plans, the Company defers revenue based on an estimate of the portion of unused minutes expected to be utilized prior to expiration. As the Company lacks historical subscriber usage patterns for its specialized services, the Company must apply judgment to estimate the number of unused minutes to be utilized, as well as those which are likely to expire or be forfeited. No deferral of revenue is recorded for the minutes expected to expire or to be forfeited, as no future performance is expected to be required by the Company, nor is there any obligation to refund or redeem for the value expired minutes. The balance of the deferred phone sales and activation fees as of March 31, 2008 and June 30, 2007 was $74,618 and $76,852 respectively, and has been included in deferred revenue in the consolidated balance sheets. When available, revenues for enhanced services and optional features would be recognized as earned. Service revenues also include billings to our subscribers for Universal Service fund (USF) and other regulatory fees.

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

At the end of the period covered by this Quarterly Report on Form 10-QSB, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and our Chief Accounting Officer concluded that our disclosure controls and procedures were not effective to ensure that all material information required to be disclosed in this Quarterly Report on Form 10-QSB has been made known to them in a timely fashion. In connection with the completion of its audit of, and the issuance of its report on, our financial statements for the quarter ended March 31, 2008, Malone & Bailey, PC identified deficiencies that existed in the design or operation of our internal control over financial reporting that it considers to be “material weaknesses.” The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.”

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

Changes in Internal Controls Over Financial Reporting

During the fiscal quarter ending March 31, 2008, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II -OTHER INFORMATION

Item 1. Legal Proceedings

Golin/Harris International, Inc. v. Wherify Wireless, Inc.

On August 20,2007, Golin/Harris International, a Virginia Corporation, filed suit against Wherify Wireless, Inc. a Delaware corporation, in the United States District Court, Los Angeles Superior Court - Central District of California. The complaint sought approximately $193,435 together with court awarded interest thereon for failure by Wherify Wireless, Inc. to pay services rendered by plaintiff. On March 16, 2008 Wherify received a Notice of Levy from the Superior Court for $243,215.

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

Robert Half International v. Wherify Wireless, Inc.

On May 18, 2007, Robert Half International filed suit against Wherify Wireless, Inc. a Delaware Corporation, in the United States Superior Court, State of California, San Mateo County. The Complaint was for money due for services delivered in the amount of $21,250, plus cost of $352. On October 12, 2007, Robert Half International and Wherify reached a settlement and mutual release wherein Wherify was to pay Robert Half International the settlement amount in monthly installments through August 15, 2008. Wherify is not currently able to make these payments.

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

NuComm Marketing Inc. v. Wherify Wireless, Inc.

On February 27, 2008, NuComm received a Judgement by default against Wherify Wireless, Inc. a Delaware Corporation, in the United States District Court, San Mateo Superior Court, for non-payment by Wherify Wireless Inc. in the amount of $151,961.

Federal Tax Lien.

On February 21, 2008, Wherify Wireless, Inc. a Delaware Corporation, had a Federal Tax Lien placed on it with the Secretary of State of Delaware in the amount of $56,244.

Fixture Hardware Company v. Wherify Wireless, Inc.

On June 19, 2007, Fixture Hardware Company, an Illinois Corporation, filed suit against Wherify Wireless, Inc. a Delaware Corporation, in the United States District Court, Northern District of Illinois, for non-payment by Wherify Wireless Inc. in the amount of $239,188.

On August 8, 2007, at the prove-up hearing, the Court’s judgment was entered in favor of the Plaintiff, Fixture Hardware Company in the amount of $239,188. On October 12, 2007, Fixture Hardware Co. and Wherify reached a settlement and mutual release wherein Wherify will pay Furniture Hardware Co. the settlement amount in monthly installments through September, 2008. Wherify Wireless, Inc., a Delaware Corporation, has not been able to make these payments as agreed to due to the financial condition of the Company. On May 1, 2008 the Federal District Court ordered Wherify to liquidate a portion of the Wherifone inventory held by our Brazilian Distributor, Couri Technologies in order to satisfy the remaining $90,000 in the aforementioned settlement.

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

On March 14, 2008 Wherify Delaware certified the insolvency of Wherify California and that it has ceased to conduct business, does not have employees and does not maintain independent financial statements. The purpose of this certification was to allow Westport to petition the escrow holder of the property to release full payment on the amount Westport was seeking from the Wherify California subsidiary. The results of this process are still unknown to Wherify.

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

WHERIFY WIRELESS, INC.
Date May 20, 2008	/s/ Vincent Sheeran
Vincent Sheeran, Chief Executive Officer
(Principal Executive Officer)
Date May 20, 2008	/s/ Edna Carter
Edna Carter, Consultant and Acting Chief Accounting Officer
(Principal Financial Officer)