Form 10KSB
period 2008-06-30
WHERIFY WIRELESS INC
filed 2008-10-14
CIK 1051902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008
Commission file number 0-24001

WHERIFY WIRELESS, INC.
(Name of small business issuer in its charter)

Delaware	76-0552098
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

63 Bovet Rd, #521
San Mateo, California 94402
Tel: (650) 641-2225
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

The issuer’s revenues for the fiscal year ended June 30, 2008 were $1,440,665

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) The aggregate market value of the voting and non-voting common equity on September 29, 2008 was approximately $3,839,491, based on the closing price of such stock of $0.0325 per share on such date.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. Number of shares Common Stock, $.01 par value, outstanding as of September 29, 2008 was 119,864,201.

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

On April 14, 2004, Wherify (formerly known as IQ Biometrix, Inc., formally known as JVWeb, Inc.), a transitory wholly owned special purpose acquisition subsidiary of Wherify, and Wherify California, Inc., a California corporation (formerly known as Wherify Wireless, Inc.) (“Wherify California”) entered into an Agreement and Plan of Merger pursuant to which the  transitory wholly owned subsidiary merged with and into Wherify California, with Wherify California surviving as a wholly owned subsidiary of Wherify. Both Wherify and Wherify California received stockholder approval for the merger at special meetings held on July 19, 2005, and the merger was closed on July 21, 2005. Subsequent to the merger, Wherify, a Delaware corporation (which was then known as “IQ Biometrix, Inc.”), changed its name to “Wherify Wireless, Inc.”, and shortly thereafter Wherify California (which was then known as “Wherify Wireless, Inc.”) changed its name to “Wherify California, Inc.” Wherify was originally the result of a merger of JVWeb, Inc., a Delaware corporation, and IQ Biometrix California, Inc., a California corporation. JVWeb was incorporated on October 28, 1997. Wherify California was incorporated in March of 1998, and was founded to develop products and services to compete in the wireless location-based services (“WLBS”) market.

DESCRIPTION OF OUR WIRELESS LOCATION PRODUCTS BUSINESS

General

We have developed a comprehensive, end-to-end location system, which includes both the Wherifone (cell phone) utilizing a proprietary Location Based Software (“LBS”) for communications with the Wherifone. Our tested and proven location system enables subscribers to obtain accurate location information for loved-ones or valuable property directly through the Internet, 24 hours-a-day, seven days a week. Two-way voice communications enabled in the hand held unit will allow direct voice communication between the subscriber and a loved one or care giver.

Our technology combines the power of enhanced GPS and tri-band GSM technologies. This product allows a remote user to not only “ping” the device to receive location information, but also to make a call to the device to speak directly with the device user.

We can provide location and tracking information in real-time to customers using the Wherifone, and other smart phones in 2009, for both routine and emergency situations through Wherify’s Location Based Software platform (“Springboard”). Following purchase and service activation, a subscriber may determine the locations of the product through the Springboard internet portal.

Wherify’s Location Based Software platform (“Springboard”) is fully equipped with an off-the-shelf database, computer and credit card billing application software.

Wherify will modify its Springboard Location Platform to support quick development and deployment of enterprise class LBS applications.  These modifications include:

•	Support for standards based location enabled GSM handsets
•	Support for CDMA handsets utilizing 3rd party location gateways
•	Offering a full compliment of access options including Text Messaging, Email, and automated voice gateways
•	GIS services
•	Simple to use API for ease of integration

Once complete, the new Springboard platform will enable enterprise application developers to quickly design, build and deploy LBS applications by providing a rich compliment of location and notification services, freeing the application developer from the complexities of handset location  determination and allowing them to focus on the unique needs of their specific application.

Wherify is planning to develop and deploy the first Springboard-based applications in 2009, focusing on Mobile Enterprise Employee Management.

We expect that the majority of our gross margin after subscriber buildup will come from recurring location based service revenues. Monthly recurring location service revenues will vary based upon the application it is coupled with. We expect that standard location service plans will range from $4.95 to $14.95 per month.

We believe our core GSM/ GPS cell phone technology which was used in the Wherifone will allow us to further penetrate the market for Location Based Services. The Wherifone is in production and has passed all three international GSM Industry certifications (PCS Type Certification Review Board, Full Type Approval, and Global Certification Forum) and has passed several international mobile operators final network approvals. For our next generation products, we plan to partner with strategic hardware manufactures, carriers and business solution providers who would work together with us to leverage our success with our core GSM/ GPS cell phone technology and our Location Based Software platform (“Springboard”) in order market and distribute new hardware products through their channels.

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

Our Strategy for Location Based Services Business

Our objective is to be the leading provider of wireless location services by pioneering the convergence of state-of-the-art enhanced global positioning, wireless communications and other propriety software that empowers people and businesses to locate employees, loved-ones or personal property and bring location information to cellular and GPS devices.

As Wherify has shown with the launch of the Wherifone, there is a need for a sophisticated software platform to control the integration of location information from a GPS or cellular device and the applications required by today’s businesses and safety conscience consumers. Our future business entails licensing additional devices and applications requiring location, to utilize our Location Based Services platform (Springboard).

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

Wireless Location Segment Products and Services

We have developed a comprehensive, miniaturized, end-to-end personal location system, which includes both a hand held locator (hardware) and a proprietary Location Based Software Service (Springboard). Our tested and proven technology will enable people to obtain accurate location information for loved-ones, employees or valuable property directly through the Internet 24 hours-a-day, seven days a week. Having developed the first phone with enhanced GPS with GSM technology, we plan to leverage our experience with this technology and license our location-based services (LBS) software platform for a wide variety of cellular devices and cellular applications that require location to complete their product offering. We believe our LBS software platform will be able to serve the GSM/GPS location marketplace. By facilitating a wide range of devices and applications we believe we are in an excellent position to benefit from the emerging location-based services marketplace around the world. Our LBS platform potentially could provide location information to a wide range of devices connected through the worldwide GSM networks to Wherify’s Location Based Software Service. The searching party will be given the user’s exact location through the Internet via a map interface on Wherify’s web site or via one of our business partner’s applications.

Wherify’s proprietary Location Based Software Service provides the complete array of back-end services to subscribers and business partners’ applications. Using the Wherifone as an example of a device using the Wherify LBS platform and the family finder as the application we can examine how the location information is provided to the client. The user experience begins with the selection of a service plan and activation of service. Customers then begin by establishing their personal pass code and configuring their Wherifone (for example by programming the five one-touch dialing buttons for out-bound calling). A subscriber can have more than one product included on his or her account, and can set up individual profiles for each product.

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

Having determined its location, the product then communicates the location information to the Location Based Service Software. The location information is then passed to the subscriber via the Internet (with a map and closest street address). In most cases, the entire process takes less than 60 seconds. A copy of the event is stored in the customer’s files.

The accuracy of the location information provided by Wherify products will be within a few feet in optimum conditions, significantly better than that required by FCC (accuracy to be within a radius of 150 feet 67% of the time).

In addition to these basic location reporting capabilities, the Location Based Service Software also offers several additional features to subscribers:

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

Each Wherifone, and other smart phones in 2009, is programmed with a unique I.D. number and uses standard cellular frequencies to communicate its location. The product is also programmed with a unique subscriber I.D. number. This allows the owner to subscribe to the service needed.

We have developed a “carrier-class” architecture and facility to create and manage our proprietary Location Based Service Software (reliable to 99.999%). The Local Based Service Center runs on redundant off-the-shelf servers. This enables cost-efficient expansion, without the need for application code changes.

Sales

Business Development Sales Channel. To build market share and profitability, we will be working directly with Application Development business partners. We believe these vertical business-to-business distribution channels, along with the direct-to-consumer channels, will create opportunities for us to pursue a diverse range of consumers globally.

Within our business-to-business channel, we plan to target several vertical markets, such as the security market and the cellular carrier’s subscriber base. We intend to leverage their customer base for increased market share.

Manufacturing

We no longer intend to directly contract for the manufacture of the Wherifone. We have licensed all manufacturing, assembly, testing and supply chain functions to our distribution partner, SOS GPS in order to reduce fixed overhead and personnel costs, thus providing flexibility in meeting market demand and to focus on the development of our Location Based Service Software (Springboard).

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

We rely on a combination of copyright, trademark, trade secret and other intellectual property laws, nondisclosure agreements and other protective measures to protect our proprietary rights in our wireless location products business. Our first patent in this business segment was approved by the United States Patent Office on December 7, 1998, and was issued on May 18, 1999. Additional patents have been issued on March 26, 2002 and May 14, 2002. Other patents, filed in June 2003 and March 2005, are pending as of June 30, 2008. We rely on third-party licensors and other vendors for patented hardware and/or software license rights in technology that are incorporated into and are necessary for the operation and functionality of our products.

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

Facilities

Wherify’s no longer maintains a physical headquarters facility in San Mateo, California. Our employees all work remotely and collaborate over the internet on a regular basis.

Working Capital

As of June 30, 2008, we had cash and cash equivalents of approximately $50,299, other current assets of approximately $48,084 and current liabilities of approximately $13.2 million, excluding approximately $3.1 million in past due rent obligations to our former landlord. We also had a liability related to the non-current payable portion of the convertible debenture and convertible note of approximately $4.5 million. As of October 3, 2008, we had cash and cash equivalents of approximately $42,000.

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

On February 22, 2007, we sold a $1.2 million 10% Senior Convertible Promissory Note which was convertible into 12,000,000 shares. In connection with the issuance of the Note we issued warrants to purchase 6,000,000 shares of common stock at $.10 per share. In June 2008, the note was converted into 12,000,000 shares.

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

On February 8, 2008, we sold our FACES software product to a private party for $150,000.

On May 16, 2008, we borrowed $43,750 under a promissory note. This note bears interest at an annual rate of 12% and is convertible into common stock at $0.01 per share. We also issued 437,500 five year warrants to the note holder exercisable at a price of $0.01.

On June 6, 2008, we sold approximately $550,000 principal amount of its Senior Secured Convertible Promissory Bridge Notes (“Bridge Notes”) of the anticipated amount of $800,000 principal amount to accredited investors. After the placement agent commission of $55,000 and other placement expenses, we received net cash proceeds of approximately $440,000. The Bridge Notes initially bear interest at an annual rate of 12.5%, commencing on the date of issuance and paid monthly. Since the Bridge Notes were not paid by August 31, 2008, the interest has been increased to an annual rate of 17.5% pursuant to the terms of the of the Bridge Notes. As of October 3, 2008 the Bridge Notes were still outstanding.

[add additional bridge issuances here]

We intend to pursue various sources of public and private financing, including direct issuances of common stock, to provide us greater flexibility and certainty with respect to our financing needs.

Research and Development

The Company incurred engineering and development costs including the cost of preparing manufacturing processes up to the prototype production efforts and prior to demonstrating technical feasibility totaling $759,547 and $1,371,084 for fiscal years 2008 and 2007, respectively as such expenses are included in the Statement of Operations.

Employees

As of September 28, 2008, we employed 5 full time people, of whom 3 were employed in engineering and information technology, 2 in executive and finance. Our employees are not represented by a labor union. In addition, two consultants work closely with the Company.

Recent Developments

On August 12, 2008, Wherify Wireless and certain of its subsidiaries, Wherify Acquisition, Inc., a Delaware corporation and wholly owned subsidiary of Wherify (“Merger Sub”), LY Holdings, LLC, a Kentucky corporation (“LY Holdings”), Lightyear Network Solutions, LLC, a Kentucky limited liability company (“Lightyear”) and certain of LY Holdings’ affiliates entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Merger Sub will merge with and into LY Holdings (the “Merger”), with LY Holdings continuing as the surviving company. LY Holdings will become a subsidiary of Wherify following the Merger. Sherman Henderson, President and Chief Executive Officer of Lightyear, will serve as Chief Executive Officer of the combined entity, which will be headquartered in Louisville, Kentucky.

Merger Agreement

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, Wherify will be obligated to issue to the holders of outstanding membership interests of LY Holdings a number of shares of a newly created series of preferred stock (the “Merger Shares”) pursuant to an exchange ratio that is intended to result in LY Holdings members and LY Holdings noteholders holding 51% of Wherify’s fully diluted outstanding common stock at the effective time of the Merger on an as converted basis, in exchange for all outstanding membership interests of LY Holdings and restructuring of existing Lightyear debt.

The Shares are being issued in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and Rule 506 of Regulation D promulgated under the Act and are subject to restrictions on resale thereunder. Each Merger Share will be convertible into common stock in amount to be determined which is intended to result in LY Holdings members and LY Holdings noteholders holding 51% of Wherify’s common stock on a fully diluted basis after the effective time of the Merger. Holders of the Merger Shares will vote with the holders of Wherify’s common stock as one class, except as otherwise required by Delaware law, and will receive one vote per share on an as converted to common stock basis on all matters except for the election of members of the Board of Directors. Holders of Merger Shares will have 1.3 votes per share on an as converted to common stock basis on the election of members to the Board of Directors.

The initial Board of Directors of the combined company at the effective time of the Merger will consist of seven persons - five directors chosen by LY Holdings (one of which will be approved by Wherify), one director chosen by Wherify, and one director chosen by GPS Associates, LLC.

The Merger is subject to a number of closing conditions, including, but not limited to, (i) obtaining a minimum of $15 million in new equity capital, (ii) the restructuring of Wherify’s existing debt, (iii) the conversion of Wherify’s Series A and Series B preferred stock, (iv) the elimination of any conversion features currently underlying the Yorkville Associates debt, and (v) receipt of applicable regulatory approvals.

Under the agreement, $2.5 million of the new equity capital is anticipated to be used to restructure approximately $18 million of Wherify's current unsecured liabilities. An additional $2.5 million of the new capital is anticipated to be used to restructure Wherify's secured debt with Yorkville Associates. Upon completion of the merger and financing, Wherify will retain approximately $2.5 million of secured debt with Yorkville, which shall no longer be convertible into shares of Wherify, in addition to approximately $17.5 million of existing long-term Lightyear debt. Wherify is anticipated to net approximately $6.5 million in working capital from the financing, from which approximately $1.6 million in termination fees from Lightyear debt will be paid.

The Merger Agreement contains customary representations and warranties by Wherify, Merger Sub, LY Holdings and Lightyear. The Merger Agreement also contains customary covenants and agreements, including with respect to the operation of the business of each of Wherify and Lightyear and their respective subsidiaries between signing and closing, restrictions on solicitation of proposals with respect to alternative transactions, governmental filings and approvals, public disclosures and similar matters.

The Merger Agreement contains certain termination rights for Wherify and LY Holdings, and further provides that if the Merger Agreement is terminated or the parties fail to close the transactions set forth in the Merger Agreement, except where the Merger Agreement is terminated or the transactions do not close because of a material breach of the Merger Agreement by LY Holdings, Wherify will be required to pay LY Holdings a termination fee of approximately $100,000.

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

We cannot assure you that all conditions to the Merger with Lightyear will be completed and the merger consummated.

The Merger is subject to the satisfaction of closing conditions, including (i) obtaining a minimum of $15 million in new equity capital, (ii) the restructuring of Wherify’s existing debt, (iii) the conversion of Wherify’s Series A and Series B preferred stock, (iv) the elimination of any conversion features currently underlying the Yorkville Associates debt, and (v) receipt of applicable regulatory approvals, and we cannot assure you that the merger will be completed. In the event the merger is not completed, we may be subject to many risks, including the costs related to the proposed merger, such as legal, accounting, and advisory fees, which must be paid even if the merger is not completed, or the payment of the previously described termination fee to Lightyear under specified circumstances. If the merger is not completed, the market price of our common stock could decline. If the Merger is not consummated there is no guarantee that Wherify will be able to raise the necessary capital to continue operations.

We Require Additional Capital In Order to Successfully Operate Our Business Which We May Not Be Able to Obtain.

We require additional capital in order to successfully operate our business. There is no guarantee that we will be able to obtain future funding or consummate the Merger or, if we do obtain future funds or consummate the Merger, that the additional funds will be adequate to continue our operations.

Current and Future Creditor Claims May Negatively Affect Our Ability to Run Our Business Successfully

As of October 15, 2008 we had approximately $21 million in substantially past due debt and other obligations. Current and future actions of our creditors to collect these monies could negatively affect our ability to run our business.

Even Though The Existing Arrangements With Yorkville Advisors (Cornell) Have Been Amended, There Is Still High Risk Relative To These Arrangements.

There is approximately $4.7 million in principal amount outstanding on the Yorkville Advisors (Cornell) Convertible Debentures, which are secured by all the assets of the Company. If Wherify fails to generate adequate revenue and profits, or raise additional capital, or close the merger with Lightyear Network Solutions, of which there is no assurance, the interest and principal payments under the Yorkville Advisors Debentures will not be able to be repaid on a timely basis and a failure to do so could result in Yorkville Advisors foreclosing on all of the Company’s assets. Wherify currently has a forbearance form Yorkville Advisors until November 14, 2008 to allow for the closing of our merger with Lightyear Network Solutions and the associated recapitalization financing. Currently, due to the recent forbearance amendment, there is a moratorium on cash payment obligations, which expires on November 14, 2008. Thereafter, the Company is obligated to pay monthly debt service as follows:

•	interest monthly in arrears at the rate of 8% per annum on the outstanding balance; and

•	monthly repayments of principal of $200,000.

In addition, Yorkville Advisors, through the conversion feature of its ($4.7million) aggregate principal amount of the Yorkville Advisors Facility at $0.25 per share and an additional 7 million shares issuable upon exercise of warrants owned by Yorkville Advisors with an exercise price of $0.25 per share, beneficially owns approximately 27,000,000 million shares, which, if converted, would represent approximately 24.3 % ownership of Wherify’s common stock. If Yorkville Advisors converts some or all of their shares it would dilute the ownership of current stockholders. If the proposed Merger with Lightyear is consummated, an additional $2.5 million of the new capital is anticipated to be used to restructure Wherify's secured debt with Yorkville Associates. Upon completion of the merger and financing, Wherify would retain approximately $2.5 million of secured debt with Yorkville, which would no longer be convertible into shares of Wherify

We Are The Product Of A Merger Of Two Development Stage Companies, Have Limited Revenues And Have A Limited Operating History On Which To Evaluate Our Potential For Future Success.

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

We Currently Lack Liquidity and Have Limited Revenues and Both Wherify and Wherify California Had Going-Concern Qualifications in Their Most Recent Audit Reports

As of June 30, 2008, we had cash and cash equivalents of approximately $50,710, other current assets of approximately $64,618 and current liabilities of approximately $13.0 million, excluding approximately $3.1 million in past due rent obligations to our former landlord. We also had a liability related to the non-current payable portion of the convertible debenture of approximately $5.8 million. As of October 3, 2008, we had cash and cash equivalents of approximately $42,000. There is a going concern qualification in Wherify’s audit reports for the respective fiscal years ended June 30, 2008, 2007 and 2006. Substantially all of our cash has been raised through capital raising transactions rather than operations. As we have limited revenues, we will need to raise additional working capital in the near future. There is no assurance that we will be able to raise additional working capital at all or on terms favorable to us. If we are unable to raise additional working capital, we will need to reduce our costs, which may require us to reduce operations, personnel and overhead, or discontinue operations.

We Need To Raise Substantial Additional Capital, Which May Result In Substantial Dilution To Existing Stockholders.

In order to execute on our business plan, we need substantial additional capital. We are currently relying on the proposed merger financing to supply this additional capital, we may also continue raising capital through the issuance of equity securities. Although the exact amount we intend to raise through the merger financing has not yet been determined, we are contemplating an amount expected to be approximately $15 to 20 million. There can be no assurance that we will be able to raise sufficient additional capital at all or on terms favorable to our stockholders or us. If we issue equity securities in order to raise additional capital in the amounts currently contemplated, the stockholders will experience immediate and substantial dilution in their ownership percentage of the combined company. In addition, to raise the capital we need, we may need to issue additional shares at a discount to the then current market price. If the terms of such financing are unfavorable to us or our stockholders, the stockholders may experience substantial dilution in the net tangible book value of their stock. In addition, any new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. For example in recent months we have conducted the following financings; (1) on February 22, 2007, we sold a $1.2 million 10% Senior Convertible Promissory Note which was convertible into 12,000,000 shares. In connection with the issuance of the Note we issued warrants to purchase 6,000,000 shares of common stock at $.10 per share; (2) on April 11, 2007 and April 18, 2007 we sold an aggregate of 7,500 shares of Series A Convertible Preferred Stock which is convertible into 60,000,000 shares of common stock. In connection with this transaction we granted warrants to purchase 6,000,000 shares of common stock at an exercise price of $0.15 per share; (3) on August 1, 2007 and August 31, 2007 we sold an aggregate of 1,129 shares of Series B Convertible Adjustable Preferred Stock which is convertible into 7,056,250 shares of common stock. In connection with this transaction we granted warrants to purchase 2,469,688 shares of common stock at an exercise price of a minimum of $0.16 per share to a maximum of $0.20 per share at the conversion. If the holder of the note and the holders of our preferred stock were to convert all of their preferred shares into common stock it would result in an increase to our outstanding stock of 79,056,250 shares, or a change of beneficial ownership of 53%, causing substantial dilution to our current common stock stockholders, (4) On February 8, 2008, we sold our FACES software product to a private party for $150,000, (5) on May 16, 2008, we borrowed $43,750 under a promissory note and also issued 437,500 five year warrants to the note holder exercisable at a price of $0.01, (5) on June 6, 2008, we sold approximately $550,000 principal amount of its Senior Secured Convertible Promissory Bridge Notes (“Bridge Notes”) of the anticipated amount of $800,000 principal amount to accredited investors and (6) in August 2008, Wherify sold 8,916,666 shares of Wherify’s Common Stock, resulting in net proceeds of approximately $261,000.

.If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements all of which could have a material adverse effect on us.

Our Software Products Are Complex And May Contain Unknown Defects That Could Result In Numerous Adverse Consequences.

Complex software products such as those associated with our WherifoneTM and Springboard products often contain latent errors or defects, particularly when first introduced, or when new versions or enhancements are released. We have experienced errors and defects in our most recent release of the software associated with our WherifoneTM product, but do not believe these errors will have a material negative effect on the functionality of the WherifoneTM product. However, there can be no assurance that, despite testing, additional defects and errors will not be found in the current version, or in any new versions or enhancements of this software, any of which could result in damage to our reputation, the loss of sales, a diversion of our product development resources, and/or a delay in market acceptance, and thereby materially adversely affecting our business, operating results and financial condition. Furthermore, there can be no assurance that our products will meet all of the expectations and demands of our customers. The failure of our products to perform to customer expectations could give rise to warranty claims. Any of these claims, even if not meritorious, could result in costly litigation or divert management’s attention and resources.

We Depend On Our Key Personnel To Manage Our Business Effectively In A Rapidly Changing Market. If We Are Unable To Retain Our Key Employees or Fail to Attract and Retain Additional Personnel, Our Business, Financial Condition And Results Of Operations Could Be Harmed.

Our future success depends to a significant degree on the skills, efforts and continued services of our executive officers and key engineering personnel who have critical industry experience and relationships. If we were to lose the services of one or more of our key senior management members, we may not be able to merge or grow our business, adversely affecting our business and prospects. Competition for these individuals is intense and there can be no assurance that we can attract, assimilate, or retain necessary personnel in the future.

Fluctuations In Our Business And Operating Results May Materially And Adversely Affect The Trading Price Of Our Common Stock

We expect that our operating results will fluctuate in the future due to a number of factors many of which are outside of our control. These factors include the following:

•	Overall demand for our products;

•	Our ability to attract new customers at a steady rate;

•	The rate at which we or our competitors introduce new products, the rate at which these products acquire market acceptance, and the cost required to develop these products;

•	Technical defects in our products that could delay product shipments or increase the costs of introducing new products;

•	Changes in the pricing of our products or those of our competitors;

•	The amount and timing of capital required to complete the merger with Lightyear Network Solutions;

•	Costs relating to our marketing programs and our business in general; and

•	General economic conditions.

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

Competition in the wireless location services market is intense. In addition, the adoption of new technology in the communications industry likely will intensify the competition for improved wireless location technologies. The wireless location services market has historically been dominated by large companies, such as Siemens AG and LoJack Corporation. In addition, a number of other companies such as Verizon, Sprint, TMobile, AT&T ULocate, and WaveMarket have either announced plans for new products or have commenced selling products that are similar to our wireless location products, and new competitors are emerging to compete with Wherify’s wireless location services products. Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources may enter those markets, thereby further intensifying competition. All competitors in the wireless location services market rely on retail distributors to sell their products to consumers. Additional competitors in this market may limit the availability or interest of retail distributors to carry our wireless location services product and launch it into the market. These issues may have an adverse impact on our ability to go to market, and as a result we may not be able to grow our business as we expect, and our ability to compete could be harmed, adversely affecting our business and prospects.

Our Wireless Location Based Services Platform Is New And May Not Be Accepted In The Market.

We have had only a limited release of our Location Based Services Platform in the market. There can be no assurances that consumer demand will meet, or even approach, our expectations. In addition, our pricing and marketing strategies may not be successful. Lack of customer demand, a change in marketing strategy and changes to our pricing models could dramatically alter our financial results.

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

If Our Distribution and Manufacturing Partner Fails To Produce Sales Of The Wherifone Or Fails to Build Additional Wherifones, Our Business Results Will Be Harmed.

We have recently signed a manufacturing and distribution agreement with SOS GPS to manufacture and sell the Wherifone worldwide If SOS GPS or the product it builds is not widely accepted by the market, our business results could be harmed. Factors that may affect the market acceptance of their location products include price, reliability, performance, technological innovation/enhancements, network coverage, ease of use, and availability.

If we fail to perform adequately on the basis of each of these factors versus competing products and technologies, our business results could be harmed.

Under our agreement with SOS GPS, They Will Be Responsible For The Manufacturer OF Our Wherifone Product Through Our Current Contract Manufacturer, Jabil. If We Encounter Problems With This Manufacturer There Is No Assurance That We Could Obtain Products From Other Manufacturers Without Significant Disruptions To Our Business.

Our Wherifone product is manufactured to our specifications by Jabil Circuit Inc. If SOS GPS encounters problems or disagreements with Jabil it would hinder our ability to fill orders for our products and could substantially harm our business. Currently we are past due on our obligations to Jabil of approximately $0.954 million which SOS GPS has agreed to satisfy as a part of our agreement. Jabil suggested that they be prepaid to continue to manufacture and deliver our product to SOS GPS. They are in the negotiations to transfer the current Wherify liability in exchange for the rights to build future Wherifones. There is no assurance that they can do so without undue cost, expense and delay if they encounter problems with Jabil or any new manufacturer in the process.

We Expect To Rely Heavily On A Few Customers.

Our revenues in the next several years could be heavily dependent on contracts with a limited number of major market makers in each business segment. We are heavily reliant upon SOS GPS to perform under the terms of our agreement to fulfill any new order and to sell additional business. The loss of, or a significant reduction in, orders from these major customers could have a material adverse effect on our financial condition and results of operations.

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

Because of these and other factors, investors should not rely on quarter-to-quarter comparisons of our results of operations, or the pro forma financial information as an indication of future performance. It is possible that, in future periods, results of operations will differ from the estimates of public market analysts and investors. Such a discrepancy could cause the market price of our common stock to decline significantly.

Delays, Disruptions Or Quality Control Problems With SOS GPS Could Result In Delays In Our Transition to a Pure Location Based Services Business And Could Adversely Affect Our Business.

We might experience delays, disruptions or quality control problems with the manufacturing operations of SOS GPS. As a result, we could incur additional costs that would adversely affect gross margins as we transition the business to a multi-hardware devise, multi-carrier LBS software business, which would negatively affect our revenues, competitive position and reputation. Furthermore, even if SOS GPS is able to timely deliver products to our customers, we may be unable to recognize revenue based on our revenue recognition policies. Any disruptions in the future could adversely affect the company’s revenues, gross margins and results of operations. SOS GPS may experience manufacturing delays and reduced manufacturing yields upon introducing new products to our Springboard Location Based Services platform.

Rapid Technological Change In Our Market Could Cause Our Springboard Location Based Services Software Platform To Become Obsolete Or Require Us To Redesign It.

We expect that our markets will be characterized by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changing customer demands and evolving industry standards, any of which can render existing LBS software products obsolete. We believe that our future success will depend in large part on our ability to continually enhance our location based services platform in a timely manner and on a cost effective basis. As a result of the complexities inherent in our LBS software, major new product enhancements can require long development and testing periods, which may result in significant delays in the general availability of new releases or significant problems in the implementation of new releases. In addition, if we or our competitors announce or introduce new LBS software, our current or prospective customers may defer or cancel purchases of our products, which could materially adversely affect our business, operating results and financial condition. Our failure to develop successfully, on a timely and cost effective basis, new products or new product enhancements that respond to technological change, evolving industry standards or customer requirements would have a material adverse affect on our business, operating results and financial condition.

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

In addition, third parties may at some point claim certain aspects of our business infringe their intellectual property rights which could result in one or more of the following:

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

Our Common Stock Has A Limited And Volatile Trading History.

Our common stock is quoted in the United States on the Over-the-Counter Electronic Bulletin Board (OTCBB). The number of shares traded daily has been extremely limited and the prices at which the Common Stock has traded has fluctuated widely. During the fiscal year ended June 30, 2008 the closing price reported on the OTCBB for our common stock ranged from a high of $0.20 to a low of $0.0023 There can be no assurance as to the volume amount of or the prices at which the Common Stock will trade in the future, although they may continue to fluctuate in volume and price significantly. Prices and trading volume for the Common Stock will be determined in the marketplace and may be influenced by many factors, including the following:

•	The depth and liquidity of the markets for the Common Stock;

•	Investor perception of us and the industry in which we operate; and

•	General economic and market conditions.

We Have The Obligation To Issue Additional Shares Of Common Stock In The Future, And Such Future Issuance May Materially Adversely Affect Stockholders.

Wherify has various obligations to issue additional shares of common stock in the future upon exercise or conversion of several of its securities, including the following as of September 29, 2008:

•	Options to purchase approximately 7,743,279 million shares of Common Stock and

•	Warrants and convertible debentures to purchase or acquire approximately 51,133,018 million shares of Common Stock.

•	Series A Convertible Preferred Stock convertible into 60,000,000 shares of common stock.

•	Series B Convertible Adjustable Preferred Stock convertible into 7,056,250 shares of common stock.

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

Item 3. Legal Proceedings.

Hardin v. Wherify Wireless, Inc.

In June 2008, the Company filed an appeal of an award of the Labor Commissioner for the State of California in favor of former Wherify employee Julia Hardin in the amount of approximately $59,000.   The appeal was filed before the Superior Court for the County of San Francisco, State of California.  Management sought to overturn the award and receive a trial on the merits of the claimant’s claims to compensation.  The appeal has been dismissed without a decision on the merits on the grounds of lack of security, filed with the court, in favor of the claimant.  The company has offered to settle the claim without a response from Hardin.

Golin/Harris International, Inc. v. Wherify Wireless, Inc.

On August 20, 2007, Golin/Harris International, a Virginia Corporation, filed suit against Wherify Wireless, Inc. a Delaware corporation, in the United States District Court, Los Angeles Superior Court – Central District of California. The complaint sought approximately $193,435 together with court awarded interest thereon for failure by Wherify Wireless, Inc. to pay services rendered by plaintiff. On March 16, 2008 Wherify received a Notice of Levy from the Superior Court for $243,215.

CDW Corporation, Inc. v. Wherify Wireless, Inc.

On June 20, 2007, CDW Corporation Inc, an Illinois Corporation, filed suit against Wherify Wireless, Inc., a Delaware Corporation, in the United States Circuit Court of Cook County Illinois, Municipal Department, First District of Illinois. The complaint sought approximately $26,413 plus interest and costs in accordance with the Illinois Statute for computer hardware sold to Wherify Wireless, Inc. On September 28, 2007 Wherify Wireless and CDW Corporation entered into a negotiated settlement out of court wherein Wherify will pay the settlement amount in monthly installments through September 2008. Wherify Wireless, Inc., a Delaware Corporation, has not been able to make these payments as agreed to due to the financial condition of the Company.

Robert Half International v. Wherify Wireless, Inc.

On May 18, 2007, Robert Half International filed suit against Wherify Wireless, Inc. a Delaware Corporation, in the United States Superior Court, State of California, San Mateo County. The Complaint was for money due for services delivered in the amount of $21,250, plus cost of $352. On October 12, 2007, Robert Half International and Wherify reached a settlement and mutual release wherein Wherify was to pay Robert Half International the settlement amount in monthly installments through August 15, 2008. Wherify was not able to make these payments. On September 5, 2008 Wherify received a Notice of Levy from the Superior Court of Northern California for $21,658.

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

Kore Wireless Inc. v. Wherify Wireless, Inc.

On June 8, 2008, Kore Wireless Inc. received a Judgment by default against Wherify Wireless, Inc. a Delaware Corporation, in the Northern California Superior Court, San Mateo for non-payment by Wherify Wireless Inc. in the amount of $111,442. On June 19, 2008 Wherify received a Notice of Levy from the Superior Court of Northern California.

NuComm Marketing Inc. v. Wherify Wireless, Inc.

On February 27, 2008, NuComm received a Judgment by default against Wherify Wireless, Inc. a Delaware Corporation, in the Northern California Superior Court, San Mateo, for non-payment by Wherify Wireless Inc. in the amount of $151,961. An Abstract Judgment was granted by the Court on May 2, 2008.

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

On August 8, 2007, at the prove-up hearing, the Court’s judgment was entered in favor of the Plaintiff, Fixture Hardware Company in the amount of $239,188. On October 12, 2007, Fixture Hardware Co. and Wherify reached a settlement and mutual release wherein Wherify will pay Furniture Hardware Co. the settlement amount in monthly installments through September, 2008. Wherify Wireless, Inc., a Delaware Corporation, has not been able to make these payments as agreed to due to the financial condition of the Company. On May 1, 2008 the Federal District Court ordered Wherify to liquidate a portion of the Wherifone inventory held by our Brazilian Distributor, Couri Technologies in order to satisfy the remaining $90,000 in the aforementioned settlement. On August 8, 2008 Fixture Hardware Company agreed to allow SOS GPS to sell the inventory, and that Wherify would pay FHC $90,000 upon receipt of the proceeds from the sale of the phones.

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

Westport undertook efforts to enforce its judgment against the assets of Wherify Delaware. Wherify Delaware is vigorously resisted these efforts. Specifically, Westport served a writ of execution on account funds that Wherify Delaware maintained at Wells Fargo Bank. On application by Wherify Delaware, the Superior Court ruled that the Westport judgment is limited to Wherify California only. In response to this ruling, Wherify Delaware filed a third party claim, which was upheld and the funds returned to Wherify Delaware.

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

Child Protect Limited Liability Company. v. Firefly Communications, Inc., LG Electronics and Wherify Wireless, Inc.

On August 11, 2008, Child Protect Limited Liability Company, a New Jersey Corporation, filed suit against Wherify Wireless, Inc. California and codefendants in the United States District Court, New Jersey District. The complaint seeks unspecified damages and permanent injunction for patent infringement of patent $7,046,782. Wherify believes this action is without justification or merit.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

PRICE OF COMMON STOCK
Our common stock is traded on the Over-the Counter Bulletin Board under the symbol “WFYW”.OB. As of September 29, 2008 we had approximately 484 holders of record of record. Presented below is the high and low bid information of our common stock for the periods indicated. The source of the following information is in MSN Money. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Common Stock
	High	Low
Fiscal Year Ending June 30, 2008
First Quarter	$0.20	$0.10
Second Quarter	$0.15	$0.059
Third Quarter	$0.12	$0.005
Fourth Quarter	$0.08	$0.002

Fiscal Year Ending June 30, 2007
First Quarter	$0.45	$0.35
Second Quarter	$0.27	$0.21
Third Quarter	$0.19	$0.14
Fourth Quarter	$0.21	$0.17

Fiscal Year Ending June 30, 2006
First Quarter	$6.14	$2.94
Second Quarter	$3.34	$1.55
Third Quarter	$2.27	$1.40
Fourth Quarter	$2.02	$0.65

On September 29, 2008, the last price of our common stock as reported on the Over- the Counter Bulletin Board was $0.0325 per share. Wherify has never paid dividends, and we have no intentions of paying cash dividends in the foreseeable future.

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

Introduction

On July 21, 2005, Wherify California, Inc. a California corporation (formerly known as Wherify Wireless, Inc.)(“Wherify California”) was merged with a special purpose subsidiary of Wherify, a Delaware corporation (formerly known as IQ Biometrix, Inc.). As a result of the merger, Wherify California became a wholly owned subsidiary of Wherify. Accordingly, our business operations include the business operations of both Wherify California and Wherify, although as discussed below, the former business operations of Wherify, consisting primarily the sale of FACES software and related services to law enforcement agencies and the security industry is not a significant part of the on-going business operations. The FACES software assets were sold in February 2008. Following is a summary of topics covered in this “Management Discussion and Analysis of Financial Conditions and Results of Operation”.

A.	Section 1 entitled “Merger” provides a general discussion regarding the merger.
B.
Section 2 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” provides a discussion and analysis of financial condition and results of operation of Wherify for the fiscal years ending June 30, 2008 and 2007.

C.	Section 3 entitled “General” includes a discussion of certain accounting policies and other matters of general applicability.

1.	Merger

As noted above, on July 21, 2005, Wherify California was merged with a transitory special purpose subsidiary of Wherify, a Delaware corporation, and as a result Wherify California became a wholly owned subsidiary of Wherify. Upon the completion of the merger, shareholders of Wherify California received 4.8021 shares of Wherify common stock for each share of Wherify California common or preferred stock, and Wherify California stock options were assumed by Wherify and converted into options to acquire a number of shares of Wherify common stock equal to the number of shares of Wherify California common stock underlying each such option multiplied by the exchange ratio of 4.8021. As a result, Wherify issued or reserved for the future issuance an aggregate of approximately 46 million shares of its common stock in consideration for all the outstanding shares, options and warrants issued by Wherify California, which represented approximately 78.8 % of the total number of shares of Wherify common stock calculated on a fully-diluted basis. Also subsequent to the merger, Wherify changed its name from “IQ Biometrix, Inc.” to “Wherify Wireless, Inc.” and shortly thereafter Wherify California changed its name from “Wherify Wireless, Inc.” to “Wherify California, Inc.”

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

Our principal business activity consists primarily of the development and sale of wireless location products and services. The former business of Wherify, consisting primarily of the sale of security software and services, including facial composite software, to law enforcement agencies and the security industry, is not a significant part of the ongoing business operations of the combined company. The FACES software assets were sold in February 2008. Accordingly, historical financial information relating to the former business of Wherify is expected to have an only minimal significance to the future business of the combined company.

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

General and administrative expense includes general administrative, manufacturing, research and development, sales and marketing expenses. General administrative expense consists primarily of salaries and related expenses for executive, finance, accounting information technology, facilities and human resources personnel. Research and development expense consists primarily of salaries and related personnel expenses related to the design, development, testing and enhancement of products. Currently we are focusing attention on the development of our Location Based Service Software (Springboard). Sales and marketing expenses consists primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support, as well as costs associated with promotional activities and related travel expenses.

B.	Liquidity and Capital Resources

Wherify has incurred net operating losses from operations of approximately$10.7 million for the fiscal year ended June 30, 2008 and $17.1 million for fiscal year ended June 30, 2007. Net cash used for operating activities during the fiscal years ended June 30, 2008 and 2007 was $3.5 million and $10.0 million, respectively. We have accumulated deficit of $166.9 million as of June 30, 2008. These conditions, among others, raise questions about our ability to fund our cash requirements from operations in the future or to continue operations as a going-concern.

As of June 30, 2008, Wherify had cash and cash equivalents of approximately $50,000, net receivables in the amount of approximately $30,000, and other non-current assets for approximately $210,000. Wherify’s net cash provided by investing activities was mainly from the sale of the FACES software assets for $150,000.

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

On February 22, 2007, we sold a $1.2 million 10% Senior Convertible Promissory Note which was converted into 12,000,000 shares in June 2008. In connection with the issuance of the Note we issued warrants to purchase 6,000,000 shares of common stock at $0.10 per share.

On April 11, 2007 and April 18, 2007 we sold an aggregate of 7,500 shares of Series A Convertible Preferred Stock convertible into 60,000,000 shares of common stock. In connection with this transaction we granted warrants to purchase 6,000,000 shares of common stock at a minimum exercise price of $0.16; but not greater than $0.20 at the conversion which, as of October 14, 2008, has not occurred. As a result of these financings Wherify received net proceeds of approximately $5.2 million.

On August 1, 2007 and August 31, 2007 we sold an aggregate of 1,129 shares of Series B Convertible Adjustable Preferred Stock which is convertible into 7,056,250 shares of common stock. In connection with this transaction we granted warrants to purchase 2,469,688 shares of common stock at a minimum exercise price of $0.16; but not greater than $0.20 at the conversion which, as of October 14, 2008, has not occurred. As a result of these financings Wherify received net proceeds of approximately $857,000.

On May 16, 2008, we borrowed $43,750 under a promissory note. This note bears interest at an annual rate of 12% and is convertible into common stock at $0.01 per share. Wherify also issued 437,500 five year warrants to the note holder exercisable at a price of $0.01.

On June 6, 2008 Wherify sold approximately $550,000 principal amount of its Senior Secured Convertible Promissory Bridge Notes (“Bridge Notes”) of the anticipated amount of $800,000 principal amount to accredited investors. After the placement agent commission of $55,000 and other placement expenses, Wherify received net cash proceeds of approximately $440,000. The Bridge Notes bear interest at an annual rate of 12.5%, commencing on the date of issuance and paid monthly. If the Bridge Notes are not paid by August 31, 2008, or if the Company extends the maturity date to September 30, 2008, the interest will be increased to an annual rate of 17.5%. As of June 30, 2008 the principal amount outstanding was approximately $570,000 and approximately $5,000 in interest.

We intend to pursue various sources of public and private financing to provide us greater flexibility and certainty with respect to our financing needs.

Net cash used in operating activities was $3.5 million, mainly from changes in operating assets caused by: increases in accounts payable and accrued charges totaling $0.6 million, increase in prepaid and other assets totaling $0.4 million, decreased in inventory value of $2.2 million; offset by operating losses of $10.7 million, decreased deferred revenue of $0.1 million,; offset by depreciation charge by $3.5 million and bad debt expense of $0.6 million.

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

We expect operating losses and negative operating cash flows to continue for at least the next-nine to twelve months on the assumption that we continue our business plan to successfully launch our Location Based Service Software (Springboard) in fiscal 2009. During this time leading up to new product launches we expect our operating costs to increase because of expected new product launch expenses not previously incurred that are related to new product brand development, marketing and other promotional activities; targeted increases in personnel to support our critical new development launch activities; the expansion of our billing and collections infrastructure and customer support services concurrent with our growth in new product sales, strategic relationship development software developers ,and the working capital requirements needed to initially launch our Location Based Services Software (Springboard).

On August 12, 2008, Wherify Wireless and certain of its subsidiaries, Wherify Acquisition, Inc., a Delaware corporation and wholly owned subsidiary of Wherify (“Merger Sub”), LY Holdings, LLC, a Kentucky corporation (“LY Holdings”), Lightyear Network Solutions, LLC, a Kentucky limited liability company (“Lightyear”) and certain of LY Holdings’ affiliates entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Merger Sub will merge with and into LY Holdings (the “Merger”), with LY Holdings continuing as the surviving company. LY Holdings will become a subsidiary of Wherify following the Merger. Sherman Henderson, President and Chief Executive Officer of Lightyear, will serve as Chief Executive Officer of the combined entity, which will be headquartered in Louisville, Kentucky.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, Wherify will be obligated to issue to the holders of outstanding membership interests of LY Holdings a number of shares of a newly created series of preferred stock (the “Merger Shares”) pursuant to an exchange ratio that is intended to result in LY Holdings members and LY Holdings noteholders holding 51% of Wherify’s fully diluted outstanding common stock at the effective time of the Merger on an as converted basis, in exchange for all outstanding membership interests of LY Holdings and restructuring of existing Lightyear debt.

The Shares are being issued in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and Rule 506 of Regulation D promulgated under the Act and are subject to restrictions on resale thereunder. Each Merger Share will be convertible into common stock in amount to be determined which is intended to result in LY Holdings members and LY Holdings noteholders holding 51% of Wherify’s common stock on a fully diluted basis after the effective time of the Merger. Holders of the Merger Shares will vote with the holders of Wherify’s common stock as one class, except as otherwise required by Delaware law, and will receive one vote per share on an as converted to common stock basis on all matters except for the election of members of the Board of Directors. Holders of Merger Shares will have 1.3 votes per share on an as converted to common stock basis on the election of members to the Board of Directors.

The initial Board of Directors of the combined company at the effective time of the Merger will consist of seven persons - five directors chosen by LY Holdings (one of which will be approved by Wherify), one director chosen by Wherify, and one director chosen by GPS Associates, LLC.

The Merger is subject to a number of closing conditions, including, but not limited to, (i) obtaining a minimum of $15 million in new equity capital, (ii) the restructuring of Wherify’s existing debt, (iii) the conversion of Wherify’s Series A and Series B preferred stock, (iv) the elimination of any conversion features currently underlying the Yorkville Associates debt, and (v) receipt of applicable regulatory approvals.

Under the agreement, $2.5 million of the new equity capital is anticipated to be used to restructure approximately $18 million of Wherify's current unsecured liabilities. An additional $2.5 million of the new capital is anticipated to be used to restructure Wherify's secured debt with Yorkville Associates. Upon completion of the merger and financing, Wherify will retain approximately $2.5 million of secured debt with Yorkville, which shall no longer be convertible into shares of Wherify, in addition to approximately $17.5 million of existing long-term Lightyear debt. Wherify is anticipated to net approximately $6.5 million in working capital from the financing, from which approximately $1.6 million in termination fees from Lightyear debt will be paid.

The Merger Agreement contains customary representations and warranties by Wherify, Merger Sub, LY Holdings and Lightyear. The Merger Agreement also contains customary covenants and agreements, including with respect to the operation of the business of each of Wherify and Lightyear and their respective subsidiaries between signing and closing, restrictions on solicitation of proposals with respect to alternative transactions, governmental filings and approvals, public disclosures and similar matters.

The Merger Agreement contains certain termination rights for Wherify and LY Holdings, and further provides that if the Merger Agreement is terminated or the parties fail to close the transactions set forth in the Merger Agreement, except where the Merger Agreement is terminated or the transactions do not close because of a material breach of the Merger Agreement by LY Holdings, Wherify will be required to pay LY Holdings a termination fee of approximately $100,000.

As of June 30, 2008, Wherify had cash of approximately $50,000. As of October 3, 2008, we had cash of approximately $42,000. We believe that our cash balance will not be adequate to continue our current business plan into November 2008.

We require additional capital in order to successfully operate our business. Significant additional funding will be required throughout 2008 and 2009 to continue operations. There is no guarantee that we will be able to obtain future funding, the merger will be completed or if we do obtain future funds they will be adequate to continue our operations.

Results of Operations

Year Ended June 30, 2008 Compared to Year Ended June 30, 2007

Net revenues for the year ended June 30, 2008 were $1.4 million and were primarily generated by Wherifone and related products of $1.3 million and $0.1 million for FACES. Net revenues for year ended June 30, 2007 was $0.9 million and were primarily generated by the sales of Wherifone and related products.

Operating expenses for the year ended June 30, 2008 were $8.1 million versus $14.5 million for the year ended June 30, 2007. The decrease in expenses was primarily due to the downsizing and refocusing of our business model from a hardware company to a location based services software provider.

Engineering and development expenses were $0.8 million for June 30, 2007 versus $1.4 million for year ended June 30, 2007. The decrease in expenses in the year ended 2008 was primarily a result of costs associated with the product development of Wherifone™ in the year ended 2007.

General and administrative expenses for the year ended June 30, 2008 was $6.0 million compared to $9.6 million June 30, 2007. The decrease in expenses were caused by the following:

a)	Decreased promotion and marketing expenses by approximately $1.1 million;

b)	Decreased sales and marketing salaries by approximately $1.2 million;

c)	Decreased consulting and legal fees by approximately $0.7 million;

d)	Year 2007 write-off of capitalized legal and audit costs related to the SEDA financing of $0.6 million;

e)	Decreased customer service and stock option expense by approximately $0.6 million, and offset by;

f)	Increased bad debt expense by approximately $0.6 million

Amortization and depreciation decreased by $1.7 million due to the amortization of deferred financing costs related to the debt financing.

We evaluated the application of EITF 00-19-2 for all its financial instruments and determined that certain warrants to purchase common stock issued by Wherify associated with the secured convertible debentures in March 2006 no longer qualified to be classified as derivative liabilities. No derivative gain or loss was recorded in the fiscal year ended June 30, 2008.

Interest and other expense increased by approximately $1.0 million from the prior year period amount primarily due to costs and interest charges related to secured debentures of $5.0 million issued in March 2006 and for the Notes Payable issued in February and June 2006 for an aggregate total of $2.0 million. Interest expense accrued on the $2.0 million loan to-date is $482,877.

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

Revenue Recognition

Wherify adopted revenue recognition policies to comply with the guidance of Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, SAB Topic 13, Revenue Recognition, FASB’s Emerging Issues Task Force (“EITF”) Issue -00-21, Revenue Arrangements With Multiple Deliverables, and AICPA Statement of Position (“SOP”) 97-2, arrangement exists, the delivery and acceptance of the equipment has occurred or services have been rendered, the price is fixed or determinable, and the collectability of payment is reasonably assured. The application of this guidance requires management to exercise judgment in evaluating these factors in light of the terms and conditions of its customer contracts and other existing facts and circumstances to determine appropriate revenue recognition. Application of 97-2 requires determining whether a software arrangement includes multiple elements, and if so, whether vendor -specific objective evidence (VSOE) of fair value exists for those elements. Change to the elements in a software arrangement, the ability to identify VSOE for those elements, the fair value of the respective elements, and changes in a product’s estimated life cycle, could materially impact the amount of earned and unearned revenue, Judgment is also required to assess whether future releases of certain software represent new products or upgrades and enhancements to existing products. Applications of EITF 00-21 requires determining whether a revenue arrangements includes multiple revenue-generating activities, such as product sale and services, and if so whether allocation of the arrangement’s consideration is required to more than one unit of accounting.

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

Stock Based Compensation

Prior to January 1, 2006, the Company accounted for stock based compensation under Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (“FAS 123”). As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Effective January 1, 2006, the Company has adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“FAS 123R”) and applied the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified-prospective transition method. Prior periods were not restated to reflect the impact of adopting the new standard. As a result of the adoption of FAS 123R, stock-based compensation expense recognized during the six months ended June 30, 2006 includes compensation expense for all share-based payments granted on or prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant date fair vale estimated in accordance with the provisions of FAS 123R.. See Note 15 for the Company option activities during the years ended June 30, 2008 and 2007.

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

Disclosure Controls and Procedures

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

At the end of the period covered by this Annual Report on Form 10-KSB, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and our Chief Accounting Officer concluded that our disclosure controls and procedures were not effective to ensure that all material information required to be disclosed in this Annual Report on Form 10-KSB has been made known to them in a timely fashion due to the material weaknesses noted below in our Management’s report on internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Accounting Officer, we conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2008.

The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.”

During our assessment we noted material weaknesses in our internal control which related to inventory observation, expense recognition, derivative instruments valuation and disclosure control deficiencies related to transactions involving stock-based compensation and income taxes. These material weaknesses have been disclosed to our Board of Directors and Audit Committee Members. Additional effort is needed to fully remedy these material weaknesses and we are continuing our efforts to improve and strengthen our control processes and procedures. Due to financial constraints we may not be able to improve our internal controls over financial reporting and improve supervision of our accounting staff with respect to generally accepted accounting principles.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 8B. Other Information.

On August 8, 2008, Wherify entered into a Securities Purchase Agreement with an accredited investor.

Pursuant to the Purchase Agreement, Wherify sold 6,666,666 shares of Wherify’s common stock, $0.01 par value, ("Common Stock") for $0.03 per share, resulting in gross proceeds of approximately $200,000. The placement agent earned a selling commission of (i) a cash payment of approximately $20,000 and (ii) a warrant to purchase 666,666 shares of Common Stock with an exercise price of $0.036. After placement fees and offering expenses, Wherify received net proceeds of $180,000.

On August 15, 2008, Wherify entered into a Securities Purchase Agreement with an accredited investor.

Pursuant to the Purchase Agreement, Wherify sold 1,000,000 shares of Wherify’s Common Stock for $0.04 per share, resulting in gross proceeds of approximately $40,000. The placement agent earned a selling commission of (i) a cash payment of approximately $4,000 and (ii) a warrant to purchase 100,000 shares of Common Stock with an exercise price of $0.048. After placement fees and offering expenses, Wherify received net proceeds of $36,000.

On August 22, 2008, Wherify entered into a Securities Purchase Agreement with an accredited investor.

Pursuant to the Purchase Agreement, Wherify sold 1,250,000 shares of Wherify’s Common Stock for $0.04 per share, resulting in gross proceeds of approximately $50,000. The placement agent earned a selling commission of (i) a cash payment of approximately $5,000 and (ii) a warrant to purchase 125,000 shares of Common Stock with an exercise price of $0.048. After placement fees and offering expenses, Wherify received net proceeds of $45,000.

The securities described above were issued to "accredited" investors, as such term is promulgated by the Securities and Exchange Commission ("SEC"), in reliance upon such investors’ representation as an "accredited investor" among other representations. The issuance of the securities described above were exempt from the registration requirements under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and in reliance upon Rule 506 of Regulation D promulgated by the SEC.

This report is neither an offer to purchase, nor a solicitation of an offer to sell, securities. The securities offered have not been registered under the United States Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

The following table sets forth the names, ages and positions of our directors and executive officers:

Name	Age	Position
Vincent Sheeran	50	Director and Chief Executive Officer
W. Douglas Hajjar (1) (2)	61	Director
Hugh Regan (2)	58	Director

(1)	Our Audit Committee consists of Mr.Hajjar (Chairman).
(2)	Our Compensation Committee consists of Messrs. Regan and Hajjar.

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

W. Douglas Hajjar has served as a Director of the Company since June 2008. Mr. Hajjar previously served as a Director on the Board of the Company from November 2005 to February 2008. Mr. Hajjar served as chairman of Wherify California from 1998 until July 21, 2005. Mr. Hajjar previously served as Chairman of Control Data Corporation and Vice Chairman of Cadence Design Systems, Inc. Mr. Hajjar served as Chairman and CEO of Valid Logic for 5 years, Chairman and CEO of Telesis Systems for 2 years, and CFO and COO of GenRad for 5 years. Mr. Hajjar received a Bachelor Degree from Boston College in 1968.

Hugh Regan has served as a Director of the Company since June 2008. Mr. Regan serves as President and Chief Executive Officer of Laidlaw & Company (UK) Ltd. Mr. Regan also serves as Managing Member of the holder of the Series A Convertible Preferred Stock of the Company.

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

Our board of directors currently consists of the following three members: Vincent Sheeran, Douglas Hajjar, and Hugh Regan. Mr. Regan is an independent director as defined by the applicable American Stock Exchange rules. There are no family relationships among any of our current directors and executive officers. The number of authorized members of our board of directors is determined by resolution of our board of directors. In accordance with the terms of our amended certificate of incorporation, the authorized number of our board of directors is currently set at six members.

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

Audit Committee

Our audit committee consists of Mr. W. Douglas Hajjar (Chairman). Mr. Hajjar joined the Board on June 4, 2008 and previously served as a Director to the Company from November 2005 to February 2008, meets the financial literacy requirements of applicable SEC and American Stock Exchange rules, and the Board has determined that Mr. Hajjar is an “audit committee financial expert” as defined in Item 401(e) of Regulation S-K. Mr. Hajjar is not “independent” as that term is defined in applicable SEC and American Stock Exchange rules because of compensation paid to him as a consultant to the Company during the prior three years. Both our independent auditors and our internal financial personnel will regularly meet privately with and will have unrestricted access to our audit committee. Our audit committee operates pursuant to a written charter. Our audit committee charter is available on our website at www.wherifywireless.com.

Compensation Committee

The members of the Compensation Committee are Mr. W. Douglas Hajjar (Chairman), and Mr. Regan. The Board has determined that Mr. Regan is independent within the meaning of applicable American Stock Exchange rules. The Compensation Committee of the Board of Directors reviews and recommends to the Board the compensation and benefits of all executive officers of the Company, including the chief executive officer, administers the Company’s stock option plan, and establishes and reviews general policies relating to the compensation and benefits of the Company’s employees and performs such other functions regarding compensations as the Board may delegate. Our Compensation Committee operates pursuant to a written charter. Our compensation committee charter is available on our website at www.wherifywireless.com.

Nominating Committee

The Company does not have a standing nominating committee. Due to the small size of its Board, the Company does not foresee the need to establish a separate nominating committee. The full Board is responsible for evaluating and recommending individuals for election or reelection to the Board, including those recommendations submitted by Stockholders. Currently, the independent director of the Board (within the meaning of applicable American Stock Exchange rules) is Mr. Regan.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers and directors, and persons who own more than 10% of the Company’s Common Stock to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission (the “SEC”). Such executive officers, directors and 10% Stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely on information provided to Wherify, Wherify believes that during the last fiscal year, the following reports required by Section 16(a) of the Exchange Act to be filed by its Directors and executive officers were not timely filed:  (i)  Jacqueline Nevilles, Wherify’s former Chief Financial Officer, did not timely file a Form 3 covering 1 transaction.

Item 10. Executive Compensation.

EXECUTIVE COMPENSATION AND CERTAIN TRANSACTIONS

Executive Compensation

The table below summarizes the total compensation paid to or earned by each of the named executive officers for the fiscal year ended June 30, 2008:

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($) (a)	Option Awards ($) (a)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total ($)

Vincent Sheeran, Director and Chief Executive Officer(b) (c)	2008	$200,000	$25,000	___	$197,474	___	___	___	$422,474
	2007	$15,385			$638,345				$695,385
Jacqueline Nevilles, former Chief Financial Officer	2008	$40,206		___	$70,789	___	___	___	$110,995

(a)	Amounts are calculated in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-based Payment.”
(b)	Mr. Sheeran began serving as Chief Executive Officer of the Company on June 6, 2007.
(c)
On a June 6, 2007 Mr. Sheeran was granted an option to purchase 4,000,000 shares of Wherify common stock. These options were cancelled in June 2008 and Mr. Sheeran was granted an option to purchase 4,000,000 shares of Wherify common stock. The new option vests over 2 years at a rate of 1/24th per month and has an exercise price of $0.05 per share. In the event of Mr. Sheeran’s termination, or resignation, after the earlier of the closing of the proposed merger with Lightyear Network Solutions, LLC and December 31, 2008, 2,000,000 of these options shall immediately vest.

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

On June 6, 2008, the Board cancelled Mr. Sheeran’s 4,000,000 options granted in 2007 and Mr. Sheeran was granted a new option to purchase 4,000,000 shares of Wherify common stock. The new option vests over 2 years at a rate of 1/24th per month and has an exercise price of $0.05 per share. In the event of Mr. Sheeran’s termination, or resignation, after the earlier of the closing of the proposed merger with Lightyear Network Solutions, LLC and December 31, 2008, 2,000,000 of these options shall immediately vest.

In addition, the agreement provides that in the event of a change of control, all stock options shall immediately vest.

The Agreement also provides that Mr. Sheeran is entitled to one seat on Wherify’s Board of Directors.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Vincent Sheeran, Director and Chief Executive Officer(a)	66,666	3,933,334		$0.05	6/6/2018

(a)	Mr. Sheeran began serving as Chief Executive Officer of the Company on June 6, 2007.

Compensation of Directors

The table below summaries the compensation paid by the Company to our Directors for the fiscal year ended June 30, 2008:

Name		Fees Earned or Paid in Cash ($)	Stock Awards ($)(a)	Option Awards ($) (a)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation($)	Total ($)
Doug Hajjar(b)	2008	$170,000	—	—	—	—	—	$170,000
	2007	$90,000	$190,000	—	—	—	—

Hugh Regan(c)	2008	$5,000
	2007	___	___	___	___	___	___	___

Timothy Neher, former Director (d)	2008	$145,154	___	___	___	___	$22,250	$167,404
	2007	___	$15,000	—	—	—	—	$15,000

Wade R. Fenn, former Director (e)	2008	$13,000	—	—	—	—	—	$13,000
	2007	$15,500	$26,500	—	—	—	—	$42,000

Daniel McKelvey, former Director (f)	2008	$15,500	—	—	—	—	—	$15,500
	2007	$19,000	$21,000	—	—	—	—	$40,000

Dr. Neil Morris, former Director (g)	2008	$15,000	—	—	—	—	—	$15,000
	2007	$36,000	$33,000	—	—	—	—	$69,000

(a)	Represents fair value as of June 30, 2008 under SFAS 123R.

(b)	Includes cash payment of $52,500.

(c)	Mr. Hugh Regan was elected to the Board of Directors on June 4, 2008.

(d)	Includes $22,250 automobile allowance and $145,154 in cash payments.

(e)	Includes cash payment of $9,750.

(f)	Includes cash payment of $12,250.

(g)	Includes cash payment of $11,750.

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

In addition to the equity compensation described above, we pay each of our non-employee directors $3,000 per calendar quarter in which they serve on the Board plus an additional $2,000 per meeting for each of the first five meetings per year and $500 per scheduled monthly teleconference meeting they attend. In addition, we reimburse our directors for their reasonable out-of-pocket expenses incurred in attending meetings of our Board or committees thereof. (Ryan please update)

Consulting Agreement with Douglas Hajjar

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

On February 28, 2008, Mr. Hajjar resigned from the Board of Directors, he continued to assist as a consultant under the terms of the consulting agreement.

On June 4, 2008, Mr. Hajjar was elected as a director to the Wherify Board of Directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (EDNA, RYAN)

The following tables set forth information as of August 2, 2008 regarding the beneficial ownership of common stock by (i) each Stockholder who is known by Wherify to own beneficially in excess of 5% of Wherify’s outstanding common stock; (ii) each director; (ii) the Company’s Chief Executive Officer and the two most highly compensated executive officers (the “Named Executive Officers”); and (iv) the executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock issuable currently or within 60 days of August 2, 2008, upon exercise of options or warrants or by conversion of preferred stock or convertible debentures held by that person or group is deemed outstanding. These shares, however, are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the stockholders named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Percentage ownership is based on 110,947,535 shares of common stock outstanding as of August 2, 2008, together with applicable options, warrants, preferred stock and convertible debentures for each stockholder. Unless otherwise indicated, the address of the following Stockholders is c/o Wherify Wireless, Inc.63 Bovet Road #521, San Mateo, CA 94402.

Security Ownership of Certain Beneficial Owners(a)

	Shares Beneficially Owned
Name and Title	Number		Percent
Vincent Sheeran, Director and Chief Executive Officer	488,887	(a)	*
Douglas Hajjar, Director	7,090,160	(c)	6.8%
Hugh Regan, Director	[Insert holdings]
All officers and directors as a group	8,030,835		7.2%

Five Percent Beneficial Holders of Common Stock
GPS Associates, LLC. 90 Park Avenue-31st Floor New York, NY 10016	72,000,000	(d)	39.4%
Laidlaw & Company (UK) Ltd. 90 Park Avenue-31st Floor New York, NY 10016	13,203,125	(e)	10.6%
Yorkville Advisors (fka Cornell Capital Partners, LP) 101 Hudson Street, Suite 3700 Jersey City, NJ 07303	5,827,055	(f)	4.99 (e)

* Does not exceed 1% of the referenced class of securities.

(a)	All shares issuable pursuant to stock options that are, or will become, exercisable within 60 days of August 2, 2008.
(b)	Includes 1,524,951 shares issuable pursuant to stock options that are, or will become, exercisable within 60 days of September 11, 2008.
(c)	Includes 500,000 to warrants that are, or will become, exercisable within 60 days of August 2, 2008.

(d)
Includes 60,000,000 shares issuable to GPS Associates, LLC (GPS) upon conversion of Series A Preferred Stock and 12,000,000 shares issued to GPS related to the conversion of a convertible note. The Manager of GPS is GPS Management Company LLC (“GPS Management”). The Managing Members of GPS Management are Theodore V. Fowler, Hugh S. Regan, and Rob Bonaventura, each of whom are employees of Laidlaw & Company (UK) Ltd. (“Laidlaw”).

(e)	Includes 60,000 acquired shares and 13,143,125 shares upon exercise of warrants.

(f)
As of August 2, 2008, Cornell Capital Partners beneficial ownership of Wherify common stock (including its right to acquire up to 20 million shares upon conversion of convertible debentures, and its right to acquire up to 7,000,000 shares upon exercise of warrants) was 4.99% taking into consideration the 4.99% ownership limitation contained in the convertible debentures and warrants. Without taking into consideration this 4.99% ownership limitation, which is waivable by Cornell Capital Partners on 65 days notice, Cornell Capital Partner’s beneficial ownership would be approximately 24.3%.

.EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)

Equity compensation plans approved by security holders	7,743,279	(1)	$0.11	5,953,697	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	7,743,279		$0.11	5,953,697

(1) Of these securities, 6,200,000 options, 0 options and 1,543,279 options were issued and outstanding as of June 30, 2008 pursuant to the 2004 Stock Plan, the 2001 Stock Plan and the 1999 Stock Option Plan, respectively.
(2) Of these securities, 5,953,697 options, 0 options, and 0 options were available for issuance as of June 30, 2008 pursuant to the 2004 Stock Plan, the 2001 Stock Plan and the 1999 Stock Option Plan, respectively.

Item 12. Certain Relationships and Related Transactions.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We employed Mr. William Hajjar as our Director of Enterprise Sales. He held this position in Wherify California since May 2003 to September 2007. On November 15, 2005 Mr. W. Douglas Hajjar was appointed to the Board of Directors and further was appointed to serve as the co-Chairman of the Board of Directors. William Hajjar is the son of our Director Mr. W. Douglas Hajjar. In Fiscal 2008, Mr. William Hajjar was compensated $53,724. As of September 2007 Mr. William Hajjar is no longer with the Company.

We employ Mr. Matthew Neher as our Vice President of Business Development. He held this position in Wherify California since May 1999 to January 2008. Mr. Matthew Neher is the brother of our former Chairman of the Board Mr. Timothy J. Neher. In Fiscal 2008, Mr. Matthew Neher was compensated $87,500.

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

Director Hugh Regan serves as President and Chief Executive Officer of Laidlaw & Company (UK) Ltd. (“Laidlaw”). Laidlaw has served as Wherify’s placement agent in connection with the sale of certain Wherify securities during the fiscal years ending June 30, 2007 and June 30, 2008. In connection with Laidlaw’s services, Wherify has paid an aggregate of $740,000 and has issued warrants to purchase 10,143,125 shares of common stock to Laidlaw during these time periods. In addition, on May 15, 2008 Wherify agreed to issue warrants to purchase 3,000,000 shares of Wherify’s common stock to Laidlaw pursuant to an Engagement Letter entered into between Laidlaw and Wherify.

Mr. Regan also serves as Managing Member of the holder of the Series A Convertible Preferred Stock.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, California on October 14, 2008.

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

Name	Title	Date

/s/ Vincent Sheeran	Chief Executive Officer (Principal Executive Officer)	October 14, 2008
Vincent Sheeran	and Director

/s/ Douglas Hajjar	Director	October 14, 2008
Douglas Hajjar	(Chairman of the Board)

/s/ Hugh Regan	Director	October 14, 2008
Hugh Regan

/s/ Edna Carter	Chief Accounting Officer	October 14, 2008
Edna Carter	Controller

Exhibit Index

Exhibit No.	Description
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

2.6
Agreement and Plan of Merger by and among Wherify and Lightyear, dated as of August 12, 2008 is incorporated herein by reference from Wherify’s Current Report on Form 8-K filed with the SEC on August 14, 2008.

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

10.90	Letter from Cornell Capital Partners, dated December 29, 2006 is incorporated herein by reference from Wherify’s Quarterly Report on Form 10-QSB filed with the SEC on February 27, 2007.

10.91	Stipulation and Agreement between Wherify and Westport Office Park, LLC is incorporated herein by reference from Wherify’s Annual Report on Form 10-KSB filed with the SEC on November 14, 2007.

10.92
Letter Agreement dated February 2, 2007 between Wherify and Cornell Capital Partners, LP. is incorporated herein by reference from Wherify’s Annual Report on Form 10-KSB filed with the SEC on November 14, 2007

10.93
10% Senior Convertible Promissory Note and Loan Agreement between Wherify and GPS Associates, LLC dated February 22, 2007 is incorporated herein by reference from Wherify’s Annual Report on Form 10-KSB filed with the SEC on November 14, 2007

10.94
Securities Purchase and Option Agreement dated February 22, 2007 between Wherify and GPS Associates, LLC. is incorporated herein by reference from Wherify’s Annual Report on Form 10-KSB filed with the SEC on November 14, 2007

10.95
Warrant to purchase Common Stock (No. BW-1) issued to GPS Associates, LLC dated February 22, 2007 is incorporated herein by reference from Wherify’s Annual Report on Form 10-KSB filed with the SEC on November 14, 2007

10.96
Warrant to purchase Common Stock issued to Laidlaw & Company (UK) Ltd. dated February 22, 2007 is incorporated herein by reference from Wherify’s Annual Report on Form 10-KSB filed with the SEC on November 14, 2007

10.97	Sublease Agreement dated April 18, 2007 between Wherify and Sling Media is hereby incorporated by reference from Wherify’s Current Report on Form 8-K filed April 23, 2007.

10.98	Offer Letter dated June 6, 2007 between Wherify and Vincent D. Sheeran is incorporated herein by reference from Wherify’s Annual Report on Form 10-KSB filed with the SEC on November 14, 2007

10.99	Separation Agreement dated June 27, 2007 between Wherify and William Scigliano is incorporated herein by reference from Wherify’s Annual Report on Form 10-KSB filed with the SEC on November 14, 2007

10.100
Form of Subscription Agreement entered into between Wherify and the Investors in connection with the offering of Series B Convertible Adjustable Preferred Stock is incorporated herein by reference from Wherify’s Annual Report on Form 10-KSB filed with the SEC on November 14, 2007

10.101
Form of Registration Rights Agreement entered into between Wherify and the Investors in connection with the offering of Series B Convertible Adjustable Preferred Stock is incorporated herein by reference from Wherify’s Annual Report on Form 10-KSB filed with the SEC on November 14, 2007

10.102
Form of Warrant to purchase Common Stock issued to Investors in connection with the offering of Series B Convertible Adjustable Preferred Stock is incorporated herein by reference from Wherify’s Annual Report on Form 10-KSB filed with the SEC on November 14, 2007

10.103	Offer Letter dated August 13, 2007 between Wherify and Jacqueline Nevilles is incorporated herein by reference from Wherify’s Annual Report on Form 10-KSB filed with the SEC on November 14, 2007

10.104
Separation Agreement and Mutual Release entered into between Wherify Wireless, Inc. and Timothy Neher, dated November 21, 2007, incorporated herein by reference from Wherify’s Current Report on Form 8-k filed with the SEC on November 28, 2007.

10.105	World wide License between Wherify and SOSGPS Holding, LLC.

10.106	Notice of Default from Yorkville Advisors, LLC, dated February 1, 2008, incorporated herein by reference from Wherify’s Current Report on Form 8-k filed with the SEC on February 8, 2008.

10.107	Forbearance Agreement with Yorkville Advisors, LLC, dated February 7, 2008 incorporated herein by reference from Wherify’s Current Report on Form 8-k filed with the SEC on February 8, 2008.

10.108	Forbearance Agreement with Yorkville Advisors, LLC, dated May 19, 2008.

10.109	Bridge Note and Warrant Purchase Agreement incorporated herein by reference from Wherify’s Current Report on Form 8-K filed with the SEC on June 11, 2008.

10.110	Senior Secured Convertible Promissory Bridge Note incorporated herein by reference from Wherify’s Current Report on Form 8-K filed with the SEC on June 11, 2008.

10.111	Bridge Note Security Agreement incorporated herein by reference from Wherify’s Current Report on Form 8-K filed with the SEC on June 11, 2008.

10.112	Bridge Note Intercreditor Agreement incorporated herein by reference from Wherify’s Current Report on Form 8-K filed with the SEC on June 11, 2008.

10.113	Bridge Note Form of Warrant incorporated herein by reference from Wherify’s Current Report on Form 8-K filed with the SEC on June 11, 2008.

10.114	Bridge Note Continuing Unconditional Guaranty incorporated herein by reference from Wherify’s Current Report on Form 8-K filed with the SEC on June 11, 2008.

14.1	Code of Business Conduct and Ethics is incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 filed September 13, 2005.

21.1	Company’s subsidiaries are incorporated herein by reference from Wherify’s Registration Statement on Form SB-2 filed September 9, 2005.

23.1	Consent of Independent Registered Public Accounting Firm.+

31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

31.2	Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

+ Filed herewith.